Form 10-Q
period 2013-03-31
SILVER SPRING NETWORKS INC
filed 2013-05-09
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35828

Silver Spring Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	43-1966972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 Broadway Street

Redwood City, California 94063

(Address of principal executive offices) (Zip Code)

(650) 839-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2013, there were approximately 46,570,774 shares of the Registrant’s Common Stock outstanding.

SILVER SPRING NETWORKS, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “could,” “should,” “will,” “plan,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “potential,” “predict,” “project,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. (“Risk Factors”) in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Silver Spring Networks,” “company,” “we,” “us,” and “our” in this document refer to Silver Spring Networks, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,354	$72,646
Accounts receivable	49,989	56,528
Inventory	12,295	7,731
Deferred cost of revenue	73,699	45,298
Prepaid expenses and other current assets	4,560	3,456

Total current assets	282,897	185,659

Property and equipment, net	12,368	12,701
Deferred cost of revenue, non-current	186,873	199,865
Deferred tax assets, non-current	8,273	8,265
Other long-term assets	3,894	11,254

Total assets	$494,305	$417,744

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$26,548	$28,104
Accrued liabilities	17,782	14,831
Deferred revenue	169,105	89,838
Current portion of capital lease obligations	1,475	1,647
Deferred tax liability	7,897	7,897

Total current liabilities	222,807	142,317

Deferred revenue, non-current	359,071	418,218
Preferred stock warrant liability	—	11,261
Convertible promissory notes and embedded derivatives	—	56,319
Other liabilities	16,426	18,412

Commitments and contingencies (Note 5)

Convertible preferred stock:
$0.001 par value; no shares authorized, issued and outstanding, and aggregate liquidation preference of $0 as of March 31, 2013; 26,072 shares authorized, 22,366 shares issued and outstanding, and aggregate liquidation preference of $381,338 as of December 31, 2012	—	270,725

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued or outstanding as of March 31, 2013; no shares authorized, issued or outstanding, as of December 31, 2012	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized and 46,551 shares issued and outstanding as of March 31, 2013; 80,000 shares authorized and 3,764 shares issued and outstanding as of December 31, 2012	46	4
Additional paid-in capital	510,864	51,078
Accumulated other comprehensive loss	(89)	(136)
Accumulated deficit	(614,820)	(550,454)

Total stockholders’ deficit	(103,999)	(499,508)

Total liabilities, convertible preferred stock and stockholders’ deficit	$494,305	$417,744

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Product revenue	$41,720	$47,940
Service revenue	11,983	7,514

Total revenue, net	53,703	55,454

Cost of revenue:
Product cost of revenue	25,743	33,380
Service cost of revenue	17,826	12,007

Total cost of revenue	43,569	45,387

Gross profit	10,134	10,067

Operating expenses:
Research and development	25,119	15,970
Sales and marketing	10,453	8,291
General and administrative	14,136	7,505

Total operating expenses	49,708	31,766

Operating loss	(39,574)	(21,699)

Other income (expense), net:
Interest expense	(1,052)	(924)
Conversion of promissory notes and remeasurement of warrants and derivatives	(23,676)	4,249

Other income (expense), net	(24,728)	3,325

Loss before income taxes	(64,302)	(18,374)
Provision for income taxes	64	58

Net loss	$(64,366)	$(18,432)
Deemed dividend to convertible preferred stockholders	(105,000)	—

Net loss attributable to common stockholders	$(169,366)	$(18,432)

Net loss per share, attributable to common stockholders, basic and diluted	$(16.18)	$(5.06)

Weighted average shares used to compute net loss per share attributable to common stockholders, basic and diluted	10,469	3,641

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net loss	$(64,366)	$(18,432)
Other comprehensive income:
Unrealized gain on foreign currency exchange	47	16

Other comprehensive income	47	16

Comprehensive loss	$(64,319)	$(18,416)

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(64,366)	$(18,432)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,677	1,787
Stock-based compensation	26,668	4,717
Conversion of promissory notes and remeasurement of warrants and derivatives	23,676	(4,249)
Other non-cash adjustments	980	395
Changes in operating assets and liabilities:
Accounts receivable	6,539	817
Inventory	(4,564)	(821)
Prepaid expenses and other current assets	(1,121)	155
Deferred cost of revenue	(15,410)	7,894
Other long-term assets	2,322	(644)
Accounts payable	(1,637)	(3,262)
Accrued liabilities	(1,887)	(665)
Customer deposits	(241)	(5,891)
Deferred revenue	20,121	4,049
Other liabilities	(1,670)	806

Net cash used in operating activities	(8,913)	(13,344)

Cash flows provided by (used in) investing activities:
Decrease in restricted cash	—	140
Purchases of property and equipment	(1,323)	(1,398)

Net cash used in investing activities	(1,323)	(1,258)

Cash flows provided by (used in) financing activities:
Payment upon termination of preferred stock warrants of a related party	(12,000)	—
Proceeds from initial public offering, net of offering costs	86,238	—
Proceeds from private placement of common stock with a related party	12,000	—
Payments on capital lease obligations	(453)	(258)
Proceeds from sale-leaseback of property and equipment	—	716
Proceeds from issuance of convertible promissory note	—	28,993
Proceeds from issuance of common stock, net of repurchases	14	295
Taxes paid related to net share settlement of equity awards	(5,855)	—

Net cash provided by financing activities	79,944	29,746

Net increase in cash and cash equivalents	69,708	15,144
Cash and cash equivalents—beginning of period	72,646	71,687

Cash and cash equivalents—end of period	$142,354	$86,831

Supplemental cash flow information—cash paid for taxes	$85	$141

Supplemental cash flow information—cash paid for interest	$104	$32

Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$270,725	$—

Fair value of common stock issued on conversion of convertible promissory notes	$79,441	$—

Deferred offering costs not yet paid	$1,941	$—

Property and equipment acquired under capital lease	$—	$716

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

We provide a networking platform and solutions that enable utilities to transform the power grid infrastructure into the smart grid. The foundation of our technology is a standards-based and secure Internet Protocol, or IP, network. Our networking platform provides two-way communications between the utility back office and devices on the power grid. In addition to our networking platform, we offer a suite of solutions that run on top of our network and complementary services, all of which we collectively refer to as our Smart Energy Platform. Our solutions include advanced metering, distribution automation and demand-side management. Our service offerings include professional services to implement our products, managed services and software as a service, or SaaS, to assist utilities with managing the network and solutions, and ongoing customer support. Silver Spring Networks, Inc., headquartered in Redwood City, California, was founded in July 2002 and was incorporated in the State of Delaware on July 3, 2002 as Real Time Techcomm, Inc. On August 6, 2002, we changed our name to Silver Spring Networks, Inc.

Accounting Principles and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 13, 2013 (“Prospectus”).

The condensed consolidated balance sheet as of December 31, 2012, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The condensed consolidated financial statements include the accounts of Silver Spring Networks, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2013.

There have been no changes to our significant accounting policies described in the Prospectus that have had a material impact on our condensed consolidated financial statements and related notes.

Initial Public Offering

In March 2013, we completed our initial public offering (“IPO”) in which we issued and sold 5,462,500 shares of common stock at a public offering price of $17.00 per share. We received net proceeds of $86.2 million after deducting underwriting discounts and commissions of $6.5 million and paid offering costs in the period of $0.2 million, but before deducting previously paid and unpaid offering expenses of approximately $6.2 million. Concurrently with our IPO, we issued and sold in a private placement 705,881 shares of common stock at the public offering price of $17.00 per share, which resulted in net proceeds of $12.0 million. In addition, in connection with our IPO:

•	All of our outstanding convertible preferred stock converted into 32,406,995 shares of common stock.

•

Our $24.0 million and $30.0 million convertible notes together with contractual accrued interest of $2.3 million converted into 3,764,954 shares of common stock. In connection with the conversion, we recorded a loss on debt extinguishments of $22.9 million. Please see Note 4 (Borrowings—Subordinated Convertible Notes) for further discussion on the conversion features of the convertible notes, the calculation of the number of shares into which the notes were converted and the accounting for debt extinguishment.

•

We reduced our preferred stock warrant liability by $11.2 million and recorded a loss of $0.8 million in the three months ended March 31, 2013 resulting from our payment of $12.0 million as consideration for the termination of certain warrants to purchase shares of Series A preferred stock and all warrants to purchase shares of Series C preferred stock, which occurred immediately prior to the effectiveness of our IPO. Please see Note 6 (Convertible Preferred Stock and Preferred Stock Warrants).

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

We reclassified the preferred stock warrant liability for the surviving warrant to purchase shares of Series A preferred stock and all warrants to purchase shares of Series E preferred stock to additional paid-in capital, as these warrants converted to warrants to purchase shares of common stock. Please see Note 6 (Convertible Preferred Stock and Preferred Stock Warrants).

•

We recognized stock-based compensation expense of $4.4 million in the three months ended March 31, 2013 upon the issuance of 87,507 shares of common stock following the vesting upon the effectiveness of the Registration Statement on Form S-1 of 87,507 restricted stock units previously granted in connection with our incentive bonus plans. Please see Note 8 (Stock-Based Compensation) for further discussion of this stock-based compensation expense.

•

We recognized stock-based compensation expense of $10.2 million in the three months ended March 31, 2013 upon the issuance of 602,274 shares of common stock following the granting upon the effectiveness of the Registration Statement on Form S-1 of 602,274 fully vested restricted stock units in connection with our incentive bonus plans. Please see Note 8 (Stock-Based Compensation) for further discussion of this stock-based compensation expense.

•

We recognized stock-based compensation expense of approximately $3.7 million in the three months ended March 31, 2013 related to the modification of stock options held by current employees. Please see Note 8 (Stock-Based Compensation) for further discussion of this stock-based compensation expense.

•	We reclassified $6.4 million of deferred issuance costs previously recorded in other long-term assets as an off-set to the equity proceeds in connection with our IPO.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. Estimates are used for revenue and cost recognition, inventory valuation, warranty obligations, preferred stock warrants and embedded derivatives valuations, stock-based compensation, classification of current and non-current deferred revenue and deferred cost of revenue, income taxes and deferred income tax assets and associated valuation allowances. These estimates generally involve complex issues and require judgments, involve the analysis of historical and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

Inventory

Inventory is stated at the lower of cost or market. Inventory consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Component parts	$652	$299
Finished goods	11,643	7,432

Inventory	$12,295	$7,731

Finished goods inventory included consigned inventory totaling $5.5 million and $3.5 million as of March 31, 2013 and December 31, 2012, respectively.

Product Warranty

We provide warranties for substantially all of our products. Our standard warranty period extends from one to five years. We accrue for costs of standard warranty at the time of product shipment, and record changes in estimates to warranty accruals when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

Product warranty obligation is presented as follows on the condensed consolidated balance sheets (in thousands):

	March 31, 2013	December 31, 2012
Warranty obligation—classified in accrued liabilities	$2,894	$3,109
Warranty obligation—classified in other liabilities	3,237	3,207

	$6,131	$6,316

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product warranty activity was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Warranty obligation—beginning of period	$6,316	$9,631
Warranty expense for new warranties issued	238	421
Utilization of warranty obligation	(355)	(182)
Changes in estimates for pre-existing warranties	(68)	(1,134)

Warranty obligation—end of period	$6,131	$8,736

During the three months ended March 31, 2013 and 2012, we revised our estimated warranty liability to reflect updated product field reliability experience and recorded a reduction of product warranty liability and product cost of revenue by $0.1 million and $1.1 million, respectively.

At the time of product shipment, we estimate and accrue for the amount of standard warranty cost and record the amount as a cost of revenue. Determining the amount of warranty costs requires management to make estimates and judgments based on historical claims experience, industry benchmarks, test data and various other assumptions including estimated field failure rates that are believed to be reasonable under the circumstances. The amount of warranty costs accrued are net of warranty obligations to be fulfilled by our suppliers. The results of these judgments formed the basis for our estimate of the total charge to cover anticipated customer warranty, repair, return and replacement and other associated costs. Should actual product failure rates, claim levels, material usage or supplier warranties on parts used in our products differ from our original estimates, revisions to the estimated warranty liability could result in adjustments to our cost of revenue in future periods.

Certain of our standard product warranty obligations require us to reimburse a customer for installation and other related costs in the event that field reliability rates fall below contractually specified thresholds. We consider the probability that we will have to pay such incremental warranty costs based on the expected performance of a delivered product when we record new warranty obligations issued in a period as well as when we determine if any changes are required to our original estimates for pre-existing warranty obligations.

Our warranty obligations are affected by product failure rates, claims levels, material usage and supplier warranties on parts included in our products. Because our products are relatively new and we do not have the benefit of long-term experience observing products’ performance in the field, it is possible that the estimates of a product’s lifespan and incidence of claims could vary from period to period.

In certain customer arrangements, we have provided extended warranties for periods of up to 15 years following the initial standard warranty period. We recognize revenue associated with extended warranties over the extended warranty period when the extended warranty period commences. Costs associated with providing extended warranties are expensed as incurred during the extended warranty period. As of March 31, 2013 and December 31, 2012, we had deferred revenue associated with extended warranty arrangements of $0.1 million and $0.4 million, respectively, included in other current liabilities, and $6.1 million and $5.5 million, respectively, included in other long-term liabilities on our condensed consolidated balance sheets.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Net loss per share

In connection with our IPO in March 2013, all of our outstanding convertible preferred stock converted into common stock. In addition, we recognized a deemed dividend of $105.0 million to common stockholders on the date of conversion, as discussed further in Note 6 (Convertible Preferred Stock and Preferred Stock Warrants). Basic net loss per share applicable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders is computed by giving effect to all potential shares of common stock, including convertible debt, stock options, warrants and convertible preferred stock, to the extent dilutive. Basic and diluted net loss per share applicable to common stockholders was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(64,366)	$(18,432)
Deemed dividend to convertible preferred stockholders	(105,000)	—

Net loss attributable to common stockholders	$(169,366)	$(18,432)

Denominator:
Weighted average shares used to compute net loss per share, basic and diluted	10,469	3,641

Net loss per share, basic and diluted	$(16.18)	$(5.06)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock and restricted stock units	6,492	5,699
Warrants to purchase convertible preferred stock	—	386
Warrants to purchase common stock	71	50
Convertible preferred stock	—	22,366

Total common stock equivalents	6,563	28,501

3. Financial Instruments

As of March 31, 2013 and December 31, 2012, there were no financial assets recorded at fair value on a recurring basis. As of March 31, 2013, there were no financial liabilities recorded at fair value on a recurring basis.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2012, the fair value of financial liabilities recorded at fair value on a recurring basis was determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Preferred stock warrants	$—	$—	$11,261	$11,261
Embedded derivatives	—	—	3,519	3,519

Total liabilities measured at fair value	$—	$—	$14,780	$14,780

We held no short-term investments as of March 31, 2013 and December 31, 2012.

Convertible Promissory Notes and Compound Embedded Derivatives

As of December 31, 2012, we had outstanding a $24.0 million convertible note (the “December 2011 Note”) and a $30.0 million convertible note (the “February 2012 Note”), each of which contained certain features that were accounted for as compound bifurcated derivative instruments. The compound bifurcated derivative instruments were recorded on the balance sheet at fair value at issuance and at each balance sheet date as discussed further in Note 4 (Borrowings).

At issuance on December 6, 2011, we estimated the fair value of the December 2011 Note, including the compound embedded derivative, at $24.0 million, which approximated the original transaction value with an unrelated third party, and which approximated the fair value at December 31, 2011. At issuance on February 21, 2012, we estimated the fair value of the February 2012 Note, including the compound embedded derivative, at $30.0 million, which approximated the original transaction value with an unrelated third party. At issuance of the December 2011 Note and February 2012 Note, we determined that the fair values of the respective compound embedded derivatives were $1.5 million and $3.6 million, by utilizing a Monte Carlo simulation model using Level 3 inputs. The Monte Carlo simulation model measured the fair value of the compound embedded derivative utilizing a probability weighted discounted cash flow model in a risk-neutral framework for probability of the occurrence of certain of the conversion features as discussed in Note 4 (Borrowings). As of December 31, 2012, the fair values of the compound embedded derivatives related to the December 2011 Note and February 2012 Note were $1.8 million and $1.7 million, respectively.

The compound embedded derivatives were marked to market each period and the changes in the fair value were included as a non-cash item in other income (expense), net on our condensed consolidated statements of operations. In connection with our IPO in March 2013, the December 2011 Note and February 2012 Note, together with accrued interest, were converted into common stock and accounted for as debt extinguishment, as discussed further in Note 4 (Borrowings).

As of December 31, 2012, the carrying amount and estimated fair value of the convertible promissory notes and compound embedded derivatives using Level 3 measurements were as follows (in thousands):

	Carrying Amount	Estimated Fair Value
Convertible promissory notes	$52,800	$54,846
Compound embedded derivatives	3,519	3,519

Fair Value Remeasurement of Preferred Stock Warrants

We recorded the warrants as a liability at the initial grant date fair value and thereafter recorded gains and losses arising from the change in fair value of the warrants as a component of other income, net, in the condensed consolidated statements of operations. We recorded an unrealized gain of $4.6 million for the three months ended March 31, 2012. As of March 31, 2013, there were no longer any preferred stock warrants outstanding, as discussed further in Note 6 (Convertible Preferred Stock and Preferred Stock Warrants).

The fair value of the warrant liability was estimated using a probability weighted expected return model, which determines the present value of future distributions that equity classes may realize based on the probability of occurrence of certain sale or IPO exit events.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a roll-forward of the fair value of the convertible preferred stock warrants and compound embedded derivative categorized with Level 3 inputs (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning of period	$14,780	$15,018
Remeasurement and termination of convertible preferred stock warrants	(11,261)	(4,627)
Issuance of compound embedded derivatives	—	3,640
Remeasurement and extinguishment of compound embedded derivatives	(3,519)	378

End of period	$—	$14,409

4. Borrowings

Credit Facility

We have available a line of credit facility with a financial institution. The credit facility provides for advances and the issuance of letters of credit of up to $40 million, of which $15 million is based on eligible accounts receivable, as defined in the agreement, at an interest rate that fluctuates based on the amount of our cash held at the financial institution less our obligations to the financial institution. The credit facility is collateralized by specified cash, accounts receivable and inventory assets and expires on May 17, 2013. The agreement requires us to maintain a majority of our domestic cash and cash equivalent account balances, and a minimum of 85% of our investment balances, with the financial institution. In addition, the credit facility restricts our ability to pay dividends. We plan to use amounts borrowed under the credit facility, if any, to finance our working capital needs and for general corporate purposes. As of March 31, 2013, we had not drawn on the credit facility. In May 2013, we entered into an amendment to extend and increase the credit facility, as discussed further in Note 10 (Subsequent Events).

Subordinated Convertible Promissory Notes

In December 2011, we issued the December 2011 Note for an aggregate principal amount of $24.0 million, with a maturity date of December 6, 2014. Interest accrued for the first six months at a rate of 3.0% per year and increased by 1.0% every six months to a maximum of 6.0% per year.

The unpaid principal amount of the December 2011 Note, together with any interest accrued but unpaid thereon, were convertible (a) automatically into shares of a new series of convertible preferred stock at a price per share equal to 85% of the per share selling price of the new preferred stock upon completion of a financing, (b) automatically into shares of common stock immediately prior to the closing of an initial public offering of our common stock at a conversion price equal to 88% of the price to the public in such offering, or (c) at any time upon the election of the investor into shares of Series E preferred stock at a conversion price equal to $50.00 per share. If the December 2011 Note had not automatically converted immediately prior to the closing of our IPO, the outstanding amount of the December 2011 Note would have been due prior to a change of control. We also could have elected to repay the outstanding balance prior to maturity subject to a 7% prepayment penalty with 10 days’ written notice.

In February 2012, we issued the February 2012 Note for an aggregate principal amount of $30.0 million, with a maturity date of February 21, 2015. Interest accrued for the first six months at a rate of 3.0% per year and increased by 1.0% every six months to a maximum of 6.0% per year.

The unpaid principal amount of the February 2012 Note, together with any interest accrued but unpaid thereon, were convertible (a) upon the election of the investor into shares of a new series of convertible preferred stock at a price per share equal to 88% of the per share selling price of the new preferred stock upon completion of a financing, or (b) automatically into shares of common stock immediately prior to the closing of an initial public offering of our common stock at a conversion price equal to 88% of the price to the public in such offering. If the February 2012 Note had not automatically converted immediately prior to the closing of our IPO, the outstanding amount of the February 2012 Note would have been due prior to a change of control. We also could have elected to repay the outstanding balance prior to maturity subject to a 7% prepayment penalty with 10 days’ written notice.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We concluded that the conversion and repayment features of both the December 2011 Note and the February 2012 Note were accounted for as embedded derivative instruments, and accordingly were bundled as a compound embedded derivative pursuant to the guidance of ASC 815, Derivatives and Hedging. These features were not considered clearly and closely related to either the December 2011 Note or the February 2012 Note and did not qualify for any exceptions from derivative accounting. Therefore, they were bifurcated as a compound embedded derivative that were recorded on the balance sheet at fair value at issuance and at each balance sheet date the notes remained outstanding.

We concluded that the fair values of the December 2011 Note and February 2012 Note, including the compound embedded derivative, were $24.0 million and $30.0 million, respectively, which approximated the original transaction value with an unrelated third party. The fair values of the compound embedded derivative at the date of issuance for the December 2011 Note and the February 2012 Note were $1.5 million and $3.6 million, respectively, which created an issuance discount for each convertible note that was amortized over the term using the effective interest rate method. We determined the fair value of each compound embedded derivative using a Monte Carlo simulation model which measured the probability weighted discounted cash flows in a risk-neutral framework for the occurrence of each of the conversion features in which the outstanding amount of the convertible note would be converted into shares of our stock or would be repaid to the lenders in cash.

In connection with our IPO in March 2013, the December 2011 Note and February 2012 Note together with contractual accrued interest of $2.3 million thereon through March 18, 2013, the closing date of our IPO, converted into 3,764,954 shares of common stock based on the outstanding principal and accrued interest at a conversion price equal to 88% of the IPO price of $17.00 per share. The conversion of the convertible notes and issuance of common stock were accounted for as debt extinguishments and accordingly, the convertible notes, unamortized debt issuance costs and bifurcated compound embedded derivatives were removed at their respective carrying amounts and the shares of common stock issued were measured at fair value based on the closing price on the date our IPO closed. As a result, we recorded a loss on debt extinguishments of $22.9 million in the three months ended March 31, 2013.

The following table provides a roll-forward of the carrying value of the convertible promissory notes and compound embedded derivatives (in thousands):

	Convertible Promissory Notes	Compound Embedded Derivatives	Total
Balances at December 31, 2012	$52,800	$3,519	$56,319
Accrued interest on convertible promissory notes	558	—	558
Accretion of discount on convertible promissory notes	377	—	377
Conversion of convertible promissory notes and embedded derivatives	(53,735)	(3,519)	(57,254)

Balances at March 31, 2013	$—	$—	$—

5. Commitments and contingencies

Operating and Capital Leases

As of March 31, 2013, we had an aggregate of $15.4 million of financial commitments related to office space under noncancelable operating leases and equipment under capital leases. The aggregate of $15.4 million of future minimum commitments consisted of $3.9 million due for the remainder of fiscal 2013; $4.4 million due in fiscal 2014; $3.8 million due in fiscal 2015; and $3.3 million due in fiscal 2016.

Legal Contingencies

We were named in a lawsuit filed on September 9, 2010 in the Superior Court of the State of California, San Mateo County (Edwards v. Silver Spring Networks). The lawsuit claims to be a “class action” on behalf of California consumers, and alleges that smart meters are defective and generate incorrect bills. We have filed a motion to dismiss this case and, on September 1, 2011, the San Mateo Superior Court granted our motion without leave to amend as to two of the plaintiffs’ causes of action and with leave to amend as to a third claim. On February 25, 2012 the plaintiffs filed an amended complaint. On May 30, 2012, we filed an answer to the amended complaint denying the plaintiffs’ allegations. On August 3, 2012, the plaintiffs filed a second amended complaint, and on September 18, 2012, we filed a demurrer to one of the two claims asserted in the second amended complaint. The court has overruled our demurrer. On November 9, 2012, the plaintiffs filed a motion for class certification. A hearing on the class certification motion was held on January 25, 2013. On April 11, 2013, the court denied the class certification motion without prejudice. We intend to continue vigorously defending against the action. The amount of any potential exposure to us is not estimable at this time.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 17, 2011, EON Corp. IP Holdings, LLC, a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against a number of smart grid providers, including Landis+Gyr, which was since acquired by Toshiba, Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc., Trilliant Networks Inc. and us. The lawsuit alleges infringement of United States Patent Nos. 5,388,101, 5,481,546, and 5,592,491 by certain networking technology and services that we and the other defendants provide. We filed amended answers, affirmative defenses and counterclaims on August 21, 2012, September 24, 2012, October 31, 2012 and November 16, 2012 denying the plaintiff’s allegations and asserting that we do not infringe plaintiff’s patents and that plaintiff’s patents are invalid. The trial has been scheduled for April 2014. We believe that we have meritorious defenses to EON’s allegations and intend to vigorously defend ourselves. The amount of any potential exposure to us is not estimable at this time.

On September 16, 2011 TransData, Inc. filed suit in United States District Court for the Western District of Oklahoma, against our customer, Oklahoma Gas & Electric Company, alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters. Together with the meter manufacturer, General Electric Company, we have agreed to indemnify and defend Oklahoma Gas & Electric Company in connection with the TransData suit. We believe that we have meritorious defenses to TransData’s allegations, and together with General Electric Company intend to vigorously defend our customer. The amount of any potential exposure to us is not estimable at this time.

On March 21, 2013, Linex Technologies, Inc., a non-producing entity, filed suit against us in United States District Court for the Southern District of Florida. The complaint alleges infringement of United States Patent Nos. 6,493,377 and 7,167,503 by certain networking technology that we provide. We believe that we have meritorious defenses to Linex’s allegations and intend to vigorously defend ourselves. The amount of any potential exposure to us is not estimable at this time.

We are directly involved with various unresolved legal actions and claims, and indirectly are involved with proceedings by administrative bodies such as public utility commissions, arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such legal actions and claims, individually or in the aggregate, would have a material effect on our condensed consolidated financial statements. There are many uncertainties associated with any litigation or claim, and we cannot be certain that these actions or other third-party claims will be resolved without costly litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation matters, claims or settlements is probable, and a reasonable estimate of the loss associated with such events can be made, we will record the estimated loss at that time.

Customer Performance and Other Commitments

Certain customer agreements require us to obtain letters of credit or surety bonds in support of our obligations under such arrangements. These letters of credit or surety bonds typically provide a guarantee to the customer for future performance, which usually covers the deployment phase of a contract and may on occasion cover the operations and maintenance phase of service contracts.

As of March 31, 2013 and December 31, 2012, we had a total of $16.8 million and $16.5 million, respectively, of standby letters of credit issued under the credit facility with a financial institution, of which $5.4 million (A$5.1 million) and $5.9 million (A$5.1 million), respectively, were denominated in Australian dollars. In accordance with the terms of our credit facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the credit facility.

As of March 31, 2013, we had a $15.0 million unsecured surety bond. The surety bond provides insurance to support performance obligations under certain customer agreements. As of December 31, 2012, there were no surety bonds outstanding. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

Our contracts with utility customers and meter manufacturers typically contain provisions that could result in payments or other liabilities related to late or improper delivery of products, services, installations or operations or failure to meet product or performance specifications or other product defects. Any payments made to utility customers pursuant to the terms of these provisions are recorded as reductions of deferred revenue.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Indemnification Commitments

Directors, Officers and Employees. In accordance with our bylaws and/or pursuant to indemnification agreements we have entered into with directors, officers and certain employees, we have indemnification obligations to our directors, officers and certain employees for claims brought against these persons arising out of certain events or occurrences while they are serving at our request in such a capacity. We maintain director and officer liability insurance coverage to reduce our exposure to such obligations, and payments made under indemnification agreements. To date, there have been no indemnification claims by these directors, officers and employees.

Utility Customers and Meter Manufacturers.

Our contracts with utility customers and meter manufacturers typically provide indemnification for claims filed by third parties alleging that our products and services sold to the customer or manufacturer infringe or misappropriate any patent, copyright, trademark or other intellectual property right. Refer to the discussion above under the heading “Legal Contingencies” for a description of certain matters involving our indemnification obligations.

In our utility customer contracts, we also typically provide an indemnification for third-party claims resulting from death, personal injury or property damage caused by the negligence or willful misconduct of our employees and agents in connection with the performance of certain contracts.

Under our utility customer and meter manufacturer indemnities, we typically agree to defend the utility customer or meter manufacturer, as the case may be, from such claims, and pay any resulting costs, damages and attorneys’ fees awarded against the indemnified party with respect to such claims, provided that (a) the indemnified party promptly notifies us in writing of the claim, (b) the indemnified party provides reasonable assistance to us at our expense, and (c) we have sole control of the defense and all related settlement negotiations.

Insurance. We maintain various insurance coverages, subject to policy limits, that enable us to recover a portion of any amounts paid by us in connection with our obligation to indemnify our utility customers and meter manufacturers. However, because our maximum liability associated with such indemnification obligations generally is not stated explicitly in the related agreements, and further because many states prohibit limitations of liability for such indemnified claims, the maximum potential amount of future payments we could be required to make under these indemnification provisions could significantly exceed insurance policy limits.

Historically, payments made by us under these indemnification provisions have not had a material effect on our results of operations, financial position or cash flows.

6. Convertible Preferred Stock and Preferred Stock Warrants

Convertible Preferred Stock

In connection with our IPO in March 2013, our previously authorized and outstanding convertible preferred stock was converted into 32,406,995 shares of common stock. Included in this amount were incremental shares issued to Series D and Series E preferred stockholders in accordance with their contractual conversion rights which stated that if the IPO conversion price for Series D and Series E preferred stockholders was below $38.927 and $50.00 per share, respectively, then we would issue to the eligible holders additional shares of common stock for no additional consideration pursuant to an automatic adjustment in our certificate of incorporation. The additional shares resulted in a beneficial conversion feature for Series E preferred stock and we recognized a $105.0 million deemed dividend to Series E preferred stockholders at the conversion date. This non-cash charge impacts net loss applicable to our common stockholders and basic and diluted net loss per share applicable to common stockholders.

Warrant Termination and Concurrent Private Placement with a Related Party

Prior to our IPO, entities affiliated with Foundation Capital (together, “Foundation Capital”) beneficially owned 32.7% of our common stock. Foundation Capital is considered a related party. Foundation Capital held warrants to purchase 41,993 shares of our Series A Preferred Stock and 333,333 shares of our Series C Preferred Stock prior to our IPO. All such warrants terminated immediately prior to the effectiveness of our IPO in exchange for the aggregate payment by us of $12.0 million to these entities. In connection with the transaction, we reduced our preferred stock warrant liability by $11.2 million and recorded a loss of $0.8 million in the three months ended March 31, 2013.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We also entered into a private placement purchase agreement whereby Foundation Capital purchased an aggregate of $12.0 million of shares of our common stock at the same price as the price offered to the public, or 705,881 shares based on the IPO price of $17.00 per share. This private placement purchase was consummated on the same day that our IPO closed.

Conversion of Convertible Preferred Stock Warrants to Common Stock Warrants

In connection with our IPO, the remaining outstanding warrants to purchase shares of Series A and Series E preferred stock converted into warrants to purchase 20,768 shares of our common stock, and we reclassified the related preferred stock warrant liability to additional paid-in capital.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Common Stock

Reverse Stock Split

Prior to our IPO, our Board of Directors and holders of the requisite number of outstanding shares of our capital stock approved an amendment to our restated certificate of incorporation to effect a 5-for-1 reverse stock split of our outstanding capital stock. The reverse stock split was effected on February 11, 2013. The reverse stock split did not result in an adjustment to par value. In the amendment to our restated certificate of incorporation filed to effect the reverse stock split, we changed the number of authorized shares of common and convertible preferred stock to 80,000,000 shares and 26,071,540 shares, respectively. The reverse stock split is reflected in the accompanying condensed consolidated financial statements and related notes on a retroactive basis for all periods presented.

Restated Certificate of Incorporation and Amended and Restated Bylaws

Our restated certificate of incorporation and amended and restated bylaws became effective upon the closing date of our IPO. Our restated certificate of incorporation: (a) eliminated the references to the terms of our existing series of preferred stock, which converted to common stock in connection with the IPO; (b) increased the authorized number of shares of common stock to 1,000,000,000 shares; (c) authorized 10,000,000 shares of undesignated preferred stock; (d) provided that holders of common stock will not be entitled to vote on amendments to the restated certificate that relate solely to the terms of any preferred stock designated by our Board of Directors if the holders of such preferred stock are entitled to vote on such amendment; (e) provided that our Board of Directors are classified into three classes of directors; (f) provided that at least two-thirds of the voting power of all of the then-outstanding shares of our capital stock is required to amend the bylaws; (g) provided that stockholders cannot call a special meeting of stockholders, act by written consent without a meeting, fill vacancies in the Board of Directors, remove a director other than for cause, or change the authorized number of directors; and (h) included certain other provisions customary for public companies.

Common Stock Warrants

In March 2011, we granted a warrant to purchase 50,000 shares of common stock at $0.005 per share. The warrant was immediately exercisable and non-forfeitable, and expires on the earlier of a change in control or March 31, 2016. The fair value of the warrant was determined to be $2.5 million based on the Black-Scholes-Merton option pricing model. We accounted for the warrant as an equity instrument and recorded the fair value as a general and administrative expense during the year ended December 31, 2011.

In connection with our IPO in March 2013, warrants to purchase shares of our preferred stock converted into warrants to purchase 20,768 shares of our common stock, at a weighted average exercise price of $38.57 per share. The warrants expire in 2014.

8. Stock-Based Compensation

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$6,724	$832
Research and development	9,544	1,318
Sales and marketing	3,346	915
General and administrative	7,054	1,652

Stock-based compensation expense	$26,668	$4,717

Our Board of Directors adopted the 2012 Equity Incentive Plan (the “2012 Plan”), which became effective on March 12, 2013 and serves as the successor to our 2003 Stock Option Plan (the “2003 Plan”). Pursuant to the 2012 Plan, 3,400,000 shares of our common stock were initially reserved for grant, plus (1) any shares that were reserved and available for issuance under the 2003 Plan at the time the 2012 Plan became effective, and (2) any shares that become available upon forfeiture or repurchase by us under the 2003 Plan and 2007 Greenbox Plan, will be reserved for issuance. Under the 2012 Plan, we may grant both incentive and non-statutory stock options, restricted stock and restricted stock units to employees, directors and service providers.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our shares available to grant under the 2012 Plan (in thousands):

Shares Available to Grant
Balance at December 31, 2012	2,996
Additional shares authorized	3,400
Options granted	(388)
Options cancelled or expired	237
Restricted stock units granted	(2,271)
Restricted stock units cancelled	8

Balance at March 31, 2013	3,982

The following table summarizes our stock option activity and related information for the three months ended March 31, 2013 (in thousands, except per share data):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2012	4,616	$21.73
Options granted	388	17.00
Options exercised	(23)	3.20
Options cancelled or expired	(237)	31.56

Balance at March 31, 2013	4,744	$10.23	6.35	$35,329

As of March 31, 2013:
Options vested and expected to vest	4,675	10.13	6.31	$35,306
Options exercisable	3,662	8.23	5.73	$34,883

The following table summarizes our restricted stock unit activity and related information (in thousands, except per share data):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2012	231	$49.51
Restricted stock units granted	2,271	17.00
Restricted stock units vested	(746)	23.31
Restricted stock units cancelled	(8)	33.63

Balance at March 31, 2013	1,748	$18.54

In March 2013, as approved by our Board of Directors, we modified certain stock options held by employees and directors to purchase 1,752,895 shares of our common stock with an exercise price of $34.90 per share or greater to reduce the exercise price equal to $17.00 per share, the IPO price. There were no changes to vesting terms or conditions. We incurred an incremental charge to stock-based compensation expense of $3.7 million as of March 31, 2013, and expect to incur $2.6 million of incremental stock-based compensation expense related to the modification over a weighted average period of 1.8 years.

As of March 31, 2013, there was $50.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.07 years.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan

Our Board of Directors adopted the 2012 Employee Stock Purchase Plan ( “ESPP”), which became effective on March 12, 2013, pursuant to which 400,000 shares of our common stock have been reserved for future issuance. Eligible employees can enroll and elect to contribute up to 15% of their compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration, with the exception of the initial offering period which commenced in March 2013 upon the date our IPO was declared effective and ends on February 14, 2014. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

9. Income Taxes

Our provision for income taxes for the three month period ended March 31, 2013 reflects an effective tax rate of negative 0.1% and primarily consists of foreign income and withholding taxes. Our provision for income taxes for the three month period ended March 31, 2012 reflected an effective tax rate of negative 0.3% and primarily consisted of foreign income taxes.

10. Subsequent Events

Credit Facility

In May 2013, we renewed our existing credit facility and increased the available line from $40 million to $50 million. The credit facility provides for advances and the issuance of letters of credit. There were no borrowings on the credit facility as of the date of this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our prospectus filed on March 13, 2013, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”) with the SEC. In addition, the following discussion contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly the section entitled “Risk Factors.”

Overview

We provide a leading networking platform and solutions that enable utilities to transform the power grid infrastructure into the smart grid. The smart grid intelligently connects millions of devices that generate, control, monitor and consume power, providing timely information and control to both utilities and consumers. We believe that the application of networking technology to the power grid has the potential to transform the energy industry through better communication just as the application of networking technology to the computing industry enabled the Internet.

We believe the power grid is one of the most significant elements of contemporary industrial infrastructure that has yet to be extensively networked with modern technology. We were founded in 2002 to address this challenge, pioneering a fundamentally new approach to connect utilities with millions of devices on the power grid. We believe our technology will yield significant benefits to utilities, consumers and the environment, both in the near term and the future. These benefits include more efficient management of energy, improved grid reliability, capital and operational savings, the ability to pursue new initiatives, consumer empowerment, and assistance in complying with evolving regulatory mandates through reduced carbon emissions. We believe networking the power grid will fundamentally transform the world’s relationship with energy.

The foundation of our technology is a standards-based and secure IP network. Our networking platform provides two-way communications between the utility back office and devices on the power grid. In addition to our networking platform, we offer a suite of solutions that run on top of our network and complementary services, all of which we collectively refer to as our Smart Energy Platform. Our solutions include advanced metering, which allows utilities to automate a number of manual processes and improve operational efficiencies, offer flexible pricing programs to consumers, and improve customer service with faster outage detection and restoration; distribution automation, which provides utilities with real-time visibility into the health of the grid, enabling better management and control of power distribution assets to improve grid reliability; and demand-side management, which enables utilities to offer consumers a variety of programs and incentives to use energy more efficiently and reduce usage at times of peak demand. Our service offerings include professional services to implement our products, managed services and SaaS, to assist utilities with managing the network and solutions, and ongoing customer support. Our Smart Energy Platform comprises hardware, software and services and combines with devices manufactured by third-party partners to form end-to-end smart grid offerings. We have architected our networking platform to support multiple current and future smart grid solutions. As a result, we believe utilities can increase the value of their network investment as they deploy additional solutions on this network. Over the long term, we believe our networking platform has the potential to be extensible to areas beyond energy, including smart homes, smart buildings, and smart cities, thereby enabling the “internet of things”. The “internet of things” refers to an architecture where physical devices gain the capacity to communicate with each other through the application of networking technology.

We market our Smart Energy Platform directly to utilities around the world. Leading utilities have selected our networking platform to be the foundation of the smart grid. Since inception, we have been awarded contracts to network more than 22 million Silver Spring-enabled devices that connect homes and businesses as of December 31, 2012. Our utility customers, as of March 31, 2013, include: Atlantic City Electric Company, a subsidiary of Pepco Holdings Inc., or PHI; Baltimore Gas and Electric Company, or BG&E, a subsidiary of Exelon Corporation; CitiPower Pty and Powercor Australia Ltd., or CHED, subsidiaries of CHEDHA Holdings Pty Limited; Commonwealth Edison Company, a subsidiary of Exelon Corporation; CPFL Energia; CPS Energy; Delmarva Power and Light Company, a subsidiary of PHI; Florida Power & Light Company, or FPL, a subsidiary of NextEra Energy, Inc.; Guelph Hydro Electric Systems, Inc.; Jemena Electricity Networks (Vic) Ltd; Modesto Irrigation District, or MID; Oklahoma Gas and Electric Company, or OG&E, a subsidiary of OGE Energy Corp.; Pacific Gas and Electric Company, or PG&E, a subsidiary of PG&E Corporation; Potomac Electric Power Company, a subsidiary of PHI; Progress Energy Carolinas, Inc. and Progress Energy Florida, Inc., subsidiaries of Progress Energy, Inc.; Sacramento Municipal Utility District, or SMUD; and SP PowerAssets Limited, or Singapore Power. As of March 31, 2013, we have delivered 16.5 million Silver Spring-enabled devices that connect homes and businesses.

Financial Overview

Revenue

We derive revenue from sales of products and services that enable utility customers to deploy our Smart Energy Platform.

Our product revenue is derived from sales of hardware such as communications modules, access points, relays and bridges, and software. We sell our communications modules primarily to meter manufacturers, however when requested by our utility customers, we sell third-party devices such as meters integrated with our communications modules directly to our utility customers. In addition, we sell our other hardware and software products directly to our utility customers.

Our service revenue includes fees for professional services, managed services and SaaS, and ongoing customer support.

To date, a substantial majority of our revenue is attributable to a limited number of utility customer deployments of our advanced metering solution.

Our revenue includes amounts related to the utility customers’ deployments that were billed directly to our meter manufacturers, as well as direct revenue from our utility customers. We expect that a limited number of utility customers will continue to account for a substantial portion of our revenue in future periods although these utility customers have varied and are likely to vary from period to period.

Substantially all of our customer arrangements include acceptance provisions that require testing of the network against specific performance criteria. Once we complete the required network testing and receive acceptance of the initial phase of deployment, we receive customer acceptances for follow-on phases of deployment on a routine basis, which leads to additional revenue until the completion of the specific customer deployment.

Cost of Revenue and Gross Profit (Loss)

Product cost of revenue consists of contract manufacturing costs, including raw materials, component parts and associated freight, and normal yield loss in the period in which we recognize the related revenue. In addition, product cost of revenue includes compensation, benefits and stock-based compensation provided to our supply chain management personnel, and overhead and other direct costs, which are recognized in the period in which we recognize the related revenue. Further, we recognize certain costs, including logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence, warranty obligations, lower of cost or market adjustments to inventory, and amortization of intangibles, in the period in which they are incurred or can be reasonably estimated. We record a lower of cost or market adjustment in instances where the selling price of the products delivered or expected to be delivered is less than cost. We also include the cost of third-party devices in cost of revenue in instances when our utility customers contract with us directly for such devices. In accordance with our accounting policies, we recognize product cost of revenue in the periods we recognize the related revenue.

Service cost of revenue includes compensation and related costs for our service delivery, customer operations and customer support personnel, facilities and infrastructure cost and depreciation, and data center costs. In accordance with our accounting policies, we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred.

Our gross profit (loss) varies from period to period based on the volume, average selling prices, and mix of products and services recognized as revenue, as well as product and service costs, expense for warranty obligations, and inventory write-downs. The timing of revenue recognition and related costs, which depends primarily on customer acceptance, can fluctuate significantly from period to period and have a material impact on our gross profit and gross margin results.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as amortization of acquired intangibles. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount grew from 566 employees as of December 31, 2012 to 572 as of March 31, 2013.

Research and Development

Research and development expense represents the largest component of our operating expenses and consists primarily of:

•	compensation, benefits and stock-based compensation provided to our hardware and software engineering personnel, as well as facility costs and other related overhead;

•	cost of prototypes and test equipment relating to the development of new products and the enhancement of existing products; and

•	fees for design, testing, consulting, legal and other related services.

We expense our research and development costs as they are incurred.

Sales and Marketing

Sales and marketing expense consists primarily of:

•	compensation, benefits, sales commissions and stock-based compensation provided to our sales, marketing and business development personnel, as well as facility costs and other related overhead;

•	marketing programs, including expenses associated with industry events and trade shows; and

•	travel costs.

General and Administrative

General and administrative expense consists primarily of:

•	compensation, benefits and stock-based compensation provided to our executive, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead; and

•	fees paid for professional services, including legal, tax and accounting services.

Key Non-GAAP Financial Measures

We believe that our results of operations under GAAP, when considered in isolation, may only provide limited insight into the performance of our business in any given period. As a result, we manage our business, make planning decisions, evaluate our performance and allocate resources by assessing non-GAAP measures such as non-GAAP revenue (billings), cost of non-GAAP revenue (billings), gross profit (loss) on non-GAAP revenue (billings), and adjusted EBITDA, in addition to other financial measures presented in accordance with GAAP. We believe that these non-GAAP measures offer valuable supplemental information regarding the performance of our business, and will help investors better understand the sales volumes, and gross margin and profitability trends, as well as the cash flow characteristics, of our business. These non-GAAP measures should not be considered in isolation from, are not a substitute for, and do not purport to be an alternative to, revenue, cost of revenue, gross profit (loss), net loss or any other performance measure derived in accordance with GAAP.

Non-GAAP revenue (billings) represents amounts invoiced for products for which ownership, typically evidenced by title and risk of loss, has transferred or services that have been provided to the customer, and for which payment is expected to be made in accordance with normal payment terms. Non-GAAP revenue (billings) excludes amounts for undelivered products, services to be performed in the future, and amounts paid or payable to customers. Non-GAAP revenue (billings) is initially recorded as deferred revenue and is recognized as revenue when all revenue recognition criteria have been met under our accounting policies as described in our Prospectus. We reconcile revenue to non-GAAP revenue (billings) by adding revenue to the change in deferred revenue in a given period.

Cost of non-GAAP revenue (billings) represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation and amortization of intangibles. Cost of product shipments for which revenue is not recognized in the period incurred is recorded as deferred cost of revenue. Deferred cost of revenue is expensed in the statement of operations as cost of revenue when the corresponding revenue is recognized. Costs related to services are expensed in the period incurred. We reconcile cost of revenue to cost of non-GAAP revenue (billings) by adding cost of revenue to the change in deferred cost of revenue, less stock-based compensation and amortization of intangibles included in cost of revenue, in a given period.

Gross profit (loss) on non-GAAP revenue (billings) is the difference between non-GAAP revenue (billings) and cost of non-GAAP revenue (billings).

Adjusted EBITDA is net loss adjusted for changes in deferred revenue and deferred cost of revenue, other (income) expense, net, provision for income taxes, depreciation and amortization, stock-based compensation and certain other items management believes affect the comparability of operating results.

The non-GAAP financial measures set forth below for the three months ended March 31, 2013 and 2012 have been derived from our condensed consolidated financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Three Months Ended March 31,
	2013	2012
	(unaudited, in thousands, except for percentages)
Non-GAAP revenue (billings)(1)	$73,771	$59,503
Cost of non-GAAP revenue (billings)(2)	52,220	36,613

Gross profit (loss) on non-GAAP revenue (billings)(3)	$21,551	$22,890

Gross margin on non-GAAP revenue (billings)	29%	38%

Adjusted EBITDA(4)	$(6,584)	$(3,252)

(1)	The following table reconciles revenue to non-GAAP revenue (billings):

	Three Months Ended March 31,
	2013	2012
	(unaudited, in thousands)
Revenue, net	$53,703	$55,454
Change in deferred revenue, net of foreign currency translation	20,068	4,049

Non-GAAP revenue (billings)	$73,771	$59,503

(2)	The following table reconciles cost of revenue to cost of non-GAAP revenue (billings):

	Three Months Ended March 31,
	2013	2012
	(unaudited, in thousands)
Cost of revenue	$43,569	$45,387
Change in deferred cost of revenue, net of foreign currency translation	15,423	(7,894)
Less: Stock-based compensation included in cost of revenue	(6,724)	(832)
Less: Amortization of intangibles included in cost of revenue	(48)	(48)

Cost of non-GAAP revenue (billings)	$52,220	$36,613

(footnotes continued on the next page)

(3)	The following table reconciles gross profit (loss) to gross profit on non-GAAP revenue (billings):

	Three Months Ended March 31,
	2013	2012
	(unaudited, in thousands, except for percentages)
Gross profit	$10,134	$10,067
Change in deferred revenue, net of foreign currency translation	20,068	4,049
Change in deferred cost of revenue, net of foreign currency translation	(15,423)	7,894
Stock-based compensation included in cost of revenue	6,724	832
Amortization of intangibles included in cost of revenue	48	48

Gross profit on non-GAAP revenue (billings)	$21,551	$22,890

Gross margin on non-GAAP revenue (billings)	29%	38%

(4)	The following table reconciles net loss to adjusted EBITDA:

	Three Months ended March 31,
	2013	2012
	(unaudited, in thousands)
Net loss	$(64,366)	$(18,432)
Change in deferred revenue, net of foreign currency translation	20,068	4,049
Change in deferred cost of revenue, net of foreign currency translation	(15,423)	7,894
Other (income) expense, net	24,728	(3,325)
Provision for income taxes	64	58
Depreciation and amortization	1,677	1,787
Stock-based compensation	26,668	4,717

Adjusted EBITDA	$(6,584)	$(3,252)

Non-GAAP measures have limitations and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. The most significant of these limitations include:

•	our non-GAAP measures do not reflect the effect of customer acceptance provisions as required under GAAP;

•

our non-GAAP measures do not reflect the effect of contingent revenue recognition limits due to potential refunds and penalty provisions related to future delivery or performance as required under GAAP;

•

our non-GAAP measures are based on contractual invoiced amounts and therefore do not reflect the effect of relative selling price allocations between separate units of accounting as required under GAAP;

•	our non-GAAP measures do not reflect the impact of issuing equity-based compensation to our management team and employees or in connection with acquisitions;

•	our non-GAAP measures do not reflect the impact of the amortization of acquired intangibles arising from acquisitions;

•

our non-GAAP measures do not reflect other (income) expense primarily related to gains and losses from the remeasurement of embedded derivative and preferred stock warrant liabilities, and interest expense or loss on conversion from our promissory notes;

•	our non-GAAP measures do not reflect income tax expense or legal settlement costs;

•

although depreciation and amortization are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;

•	our non-GAAP measures do not reflect changes in, or cash requirements for, our working capital needs; and

•

other companies, including companies in our industry, may not use such measures, may calculate non-GAAP measures differently or may use other financial measures to evaluate their performance, all of which reduce the usefulness of our non-GAAP measures as comparative measures.

Results of Operations and Other Financial Measures

The following table sets forth our condensed consolidated results of operations for the periods shown:

	Three Months Ended March 31,
	2013	2012
	(unaudited, in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue, net	$53,703	$55,454
Cost of revenue	43,569	45,387

Gross profit	10,134	10,067

Operating expenses:
Research and development	25,119	15,970
Sales and marketing	10,453	8,291
General and administrative	14,136	7,505

Total operating expenses	49,708	31,766

Operating loss	(39,574)	(21,699)

Other income (expense), net	(24,728)	3,325

Loss before income taxes	(64,302)	(18,374)
Provision for income taxes	64	58

Net loss	$(64,366)	$(18,432)

Revenue

The following table sets forth our revenue for the periods shown:

	Three Months Ended March 31,
	2013	2012	Change
	(unaudited, in thousands)

Product revenue	$41,720	$47,940	$(6,220)
Service revenue	11,983	7,514	4,469

Revenue, net	$53,703	$55,454	$(1,751)

Of the $53.7 million total revenue recognized in the three months ended March 31, 2013, 88%, or $47.2 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to 2013, and 12%, or $6.5 million, was due to the receipt of a customer acceptance of initial phase of deployment of our distribution automation solution during 2013. Revenue from our advanced metering, and demand-side management and distribution automation solutions represented 84% and 16%, respectively, of total revenue for the three months ended March 31, 2013.

Of the $55.5 million total revenue recognized in the three months ended March 31, 2012, 90%, or $49.7 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to 2012, and 10%, or $5.8 million, was due to the receipt of customer acceptances of initial phases of deployment of our advance metering solution and distribution automation solution during 2012. Revenue from our advanced metering, and demand-side management and distribution automation solutions represented 90% and 10%, respectively, of total revenue for the three months ended March 31, 2012.

Product Revenue. The $6.2 million decrease in product revenue for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to a decrease of $7.9 million resulting from lower acceptance volumes partially offset by product mix, and an increase of $1.7 million in software revenue.

Service Revenue. The $4.5 million increase in service revenue for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to services associated with the receipt of a customer acceptance for initial phases of deployment of our distribution automation solution during 2013. Revenue from managed services and SaaS, and professional services represented 8% and 14%, respectively, of total revenue for the three months ended March 31, 2013, and 6% and 7%, respectively, of total revenue for the three months ended March 31, 2012.

We anticipate that revenue in 2013 may be lower than levels achieved in 2012, and that revenue will fluctuate from period to period throughout 2013 and may lead to gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Non-GAAP Revenue (billings)

The following table sets forth our reconciliation of revenue to non-GAAP revenue (billings) for the periods shown:

	Three Months Ended March 31,
	2013	2012	Change
	(unaudited, in thousands)
Revenue, net	$53,703	$55,454	$(1,751)
Change in deferred revenue, net of foreign currency translation	20,068	4,049	16,019

Non-GAAP revenue (billings)	$73,771	$59,503	$14,268

The $14.3 million increase in non-GAAP revenue (billings) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to increases in billings of $12.3 million from changes in the mix of products shipped and $3.3 million from services billings, partially offset by a decrease of $1.3 million in software billings.

Non-GAAP revenue (billings) from our advance metering, and demand-side management and distribution automation solutions represented 93% and 7%, respectively, of total billings for the three months ended March 31, 2013, and 90% and 10%, respectively, of total billings for the three months ended March 31, 2012.

Non-GAAP revenue (billings) from product, managed services and SaaS, and professional services represented 76%,12% and 12%, respectively, of total billings for the three months ended March 31, 2013, and 76%, 12% and 12%, respectively, of total billings for the three months ended March 31, 2012.

Cost of Revenue and Gross Profit

The following table sets forth our cost of revenue and gross profit (loss) for the periods shown:

	Three Months Ended March 31,
	2013	2012	Change
	(unaudited, in thousands)
Product cost of revenue	$25,743	$33,380	$(7,637)
Service cost of revenue	17,826	12,007	5,819

Cost of revenue	$43,569	$45,387	$(1,818)

Product gross profit (loss)	$15,977	$14,560	$1,417
Service gross profit (loss)	(5,843)	(4,493)	(1,350)

Gross profit	$10,134	$10,067	$(67)

In the three months ended March 31, 2013, we recognized $6.7 million of stock-based compensation expense in cost of revenue, of which $4.6 million was related to restricted stock units that vested in connection with the our IPO and a charge related to the modification of stock options held by employees as of the date of our IPO, and a $0.9 million charge related to our 2013 corporate bonus program.

Product Cost of Revenue. The $7.6 million decrease in product cost of revenue for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to a $10.6 million decrease resulting from lower cost products and lower acceptance volumes, partially offset by an increase of $1.5 million in stock-based compensation. In addition, the three months ended March 31, 2012 reflected a benefit of $1.6 million resulting from changes in estimates related to warranties resulting from lower failure rates and lower projected replacement costs.

Service Cost of Revenue. The $5.8 million increase in service cost of revenue for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was due to an increase of $4.4 million in stock based compensation primarily from RSUs that vested in connection with our IPO, stock option modification expense and our 2013 corporate bonus program, and $1.4 million higher professional services costs.

Changes in our service cost of revenue are disproportionate to changes in our service revenue because we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred, as described under “Financial Overview—Cost of Revenue and Gross Profit (Loss).”

Cost of Non-GAAP Revenue (billings) and Gross Profit on Non-GAAP Revenue (billings)

The following table sets forth our reconciliation of cost of revenue to cost of non-GAAP revenue (billings) for the periods shown:

	Three Months Ended March 31,
	2013	2012	Change
	(unaudited, in thousands)
Cost of revenue	$43,569	$45,387	$(1,818)
Change in deferred cost of revenue, net of foreign currency translation	15,423	(7,894)	23,317
Less: Stock-based compensation included in cost of revenue	(6,724)	(832)	(5,892)
Less: Amortization of intangibles included in cost of revenue	(48)	(48)	—

Cost of Non-GAAP revenue (billings)	$52,220	$36,613	$15,607

Cost of non-GAAP revenue (billings) increased by $15.6 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to an increase of $14.2 million in product cost of billings primarily due to changes in the mix of products shipped and increase of $1.4 million in cost of services.

The following table sets forth our reconciliation of gross profit (loss) to gross profit (loss) on non-GAAP revenue (billings) for the periods shown:

	Three Months Ended March 31,
	2013	2012	Change
	(unaudited, in thousands except percentages)
Gross profit (loss)	$10,134	$10,067	$67
Change in deferred revenue, net of foreign currency translation	20,068	4,049	16,072
Change in deferred cost of revenue, net of foreign currency translation	(15,423)	7,894	(23,317)
Stock-based compensation included in cost of revenue	6,724	832	5,892
Amortization of intangibles included in cost of revenue	48	48	—

Gross profit on non-GAAP revenue (billings)	$21,551	$22,890	$(1,339)

Gross margin on non-GAAP revenue (billings)	29%	38%

Gross profit on non-GAAP revenue (billings) decreased by $1.3 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to changes in the mix of products shipped.

For the three months ended March 31, 2013, gross margin on non-GAAP revenue (billings) was 29% as compared with 38% for the comparable period in 2012. The gross margin decline was driven primarily by changes in the mix of product shipped, partially offset by an increase in gross profit from service billings. We expect gross margin on non-GAAP revenue (billings) for the three months ended June 30, 2013 to decline as compared to the three months ended June 30, 2012. Although we currently anticipate gross margin on non-GAAP revenue (billings) to increase for the year ending December 31, 2013 as compared to the year ended December 31, 2012, we do expect gross margin on non-GAAP revenue (billings) to fluctuate from period to period throughout 2013.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended March 31,
	2013	2012	Change
	(unaudited, in thousands)

Research and development	$25,119	$15,970	$9,149
Sales and marketing	10,453	8,291	2,162
General and administrative	14,136	7,505	6,631

Operating expenses	$49,708	$31,766	$17,942

Personnel-related expenses represent the most significant component of our operating expenses and increased from period to period. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate continued spending in future periods in order to execute our long-term business plan. In addition, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

In the three months ended March 31, 2013 we recognized $19.9 million of stock-based compensation expense in operating expenses, of which $13.8 million related to restricted stock units that vested in connection with our IPO and a charge related to the modification of stock options held by employees as of the date of our IPO, and $2.3 million related to our 2013 corporate bonus program.

Research and Development. The $9.1 million increase in research and development expense for the three months ended March 31, 2013 was primarily due to an increase of $8.2 million in total stock based compensation, of which $6.6 million was from restricted stock units that vested in connection with our IPO and stock option modification expense, and $1.2 million was for stock based-based compensation expense for our 2013 corporate bonus program.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products. Accordingly, we expect research and development expense to increase in future periods and remain the largest component of our operating expenses.

Sales and Marketing. The $2.2 million increase in sales and marketing expense for the three months ended March 31, 2013 was primarily due to an increase of $2.4 million in total stock based compensation, of which $2.3 million was from restricted stock units that vested in connection with our IPO and stock option modification expense.

We expect sales and marketing expense to increase in future periods as we hire new personnel and increase our global marketing and sales activities.

General and Administrative. The $6.6 million increase in general and administrative expense for the three months ended March 31, 2013 was primarily due to an increase of $5.4 million in total stock based compensation, of which $4.9 million was from restricted stock units that vested in connection with our IPO and stock option modification expense, and $0.7 million was from stock based-based compensation expense for our corporate bonus program.

We expect general and administrative expense to increase as we incur additional costs related to operating as a publicly-traded company including increased audit, legal, regulatory and other related fees.

Operating Loss

The following table sets forth our operating losses for the periods shown:

	Three Months Ended March 31,
	2013	2012	Change
	(unaudited, in thousands)
Operating loss	$(39,574)	$(21,699)	$(17,875)

Operating loss consists of gross profit less operating expenses. The $18 million increase in operating loss for the three months ended March 31, 2013 was primarily due to a $17.9 million increase in operating expenses.

We expect to continue to incur operating losses in future periods as we continue to invest in our growth.

Other Income (Expense), Net

The following table sets forth our other income (expense), net, for the periods shown:

	Three Months Ended March 31,
	2013	2012	Change
	(unaudited, in thousands)
Interest expense	$(1,052)	$(924)	(128)
Conversion of promissory notes and remeasurement of warrants and derivatives	(23,676)	4,249	(27,925)

Other income (expense), net	$(24,728)	$3,325	$(28,053)

Other income (expense), net, consists primarily of a $22.9 million loss on conversion of convertible promissory notes, $0.8 million loss on termination of warrants, and $1.1 million of interest expense on our convertible promissory notes and capital leases. In 2012, other income (expense), net also consisted of changes in the fair value of our preferred stock warrants and embedded derivatives and interest expense on our convertible notes payable, both of which converted upon IPO (see Note 1 in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information). We have historically invested our cash in money market accounts and U.S. Treasury bills. We anticipate continuing to invest in short-term and long-term marketable securities in the near term.

Provision for Income Taxes

Since inception, we have incurred net losses and have not recorded provisions for U.S. federal and state income taxes, except state minimum taxes. We have not reported a benefit for federal and state income taxes in the condensed consolidated financial statements as the deferred tax asset arising from our net operating losses has been offset by a valuation allowance because it was more likely than not that the tax benefit of the net operating losses may not be realized. We have recorded a provision for foreign taxes associated with our foreign subsidiaries.

Net Loss

The following table sets forth our net losses for the periods shown:

	Three Months Ended March 31,
	2013	2012	Change
	(unaudited, in thousands)
Net loss	$(64,366)	$(18,432)	$(45,934)

Net loss consists of operating loss plus other income (expense), net, less provision for income taxes. The $45.9 million increase in net loss for the three months ended March 31, 2013 was primarily due to the $23.7 million loss on conversion of convertible promissory notes and termination of warrants, and the $18.4 million stock-based compensation expense related to restricted stock units that vested in connection with the our IPO, and a stock option modification charge related to the modification of stock options held by employees as of the date of our IPO.

For the three months ended March 31, 2013, we recorded a non-cash deemed dividend of $105.0 million related to anti-dilution provisions of certain shares of preferred stock that were triggered by the IPO. (See Note 6 in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information).

We expect to continue to incur net losses in future periods as we continue to invest in our growth.

Liquidity and Capital Resources

As of March 31, 2013 we had $142.4 million in cash and cash equivalents. We expect that operating expenses will constitute a material use of our cash balances. In the near term, we intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate increased spending in future periods in order to execute our long-term business plan. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We have incurred net losses and negative cash flows from operating activities since our inception, and we expect we will continue to incur operating and net losses and negative cash flows for the foreseeable future. We believe that our available cash balances and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of customer wins and related billings and the expansion of our production capacity, as well as sales and marketing activities, timing and extent of spending on research and development efforts and the continuing market acceptance of our networking platform and solutions.

Prior to fiscal 2013, we funded our operations primarily through private sales of equity securities and debt financing and, more recently, cash generated from our IPO. In March 2013, we completed our IPO in which we issued and sold 5,462,500 shares of common stock at a public offering price of $17.00 per share. We received net proceeds of $86.2 million after deducting underwriting discounts and commissions of $6.5 million and paid offering costs in the period of $0.2 million, but before deducting previously paid and unpaid offering expenses of approximately $6.2 million. Concurrently with our IPO, we issued and sold in a private placement 705,881 shares of common stock at the IPO price of $17.00 per share. We received net proceeds of $12.0 million.

In addition, in connection with our IPO, our December 2011 Note and February 2012 Note together with accrued interest converted into 3,764,954 shares of common stock (see -Note 4 (Borrowings), to our condensed consolidated financial statements, included in Part 1, Item 1 of this Quarterly Report on Form 10-Q), and we paid $12.0 million in consideration for the termination of certain Series A and all Series C preferred stock warrants.

As of March 31, 2013, we had available a line of credit facility with Silicon Valley Bank that provided for advances of up to $40.0 million, of which $15.0 million is based on eligible accounts receivable at an interest rate that fluctuates based on the amount of cash we hold at Silicon Valley Bank less any obligations we may owe to the financial institution. The facility provides for the issuance of letters of credit. As of March 31, 2013, we had $16.8 million in letters of credit issued under this facility. This credit facility is collateralized by specified cash, accounts receivable and inventory assets and requires us to maintain compensating balances of qualified cash and investments with Silicon Valley Bank. As of March 31, 2013, we had not drawn on this credit facility and no assets were pledged as collateral under this agreement. In May 2013, we renewed our existing credit facility and increased the available line from $40 million to $50 million. The credit facility provides for advances and the issuance of letters of credit.

We also had an available equipment lease credit facility with a financial institution, which expired on March 28, 2013. This credit facility provided for a commitment amount of up to $10.0 million for qualified capital expenditures, at an interest rate that fluctuates based upon the prime rate. As of March 31, 2013, we had utilized $3.2 million under this facility, of which $1.6 million remains outstanding under the facility.

We are occasionally required to provide performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our utility customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,		Change
	2013	2012
	(unaudited, in thousands)

Cash used in operating activities	$(8,913)	$(13,344)	$4,431
Cash used in investing activities	(1,323)	(1,258)	(65)
Cash provided by financing activities	79,944	29,746	50,198

Cash Flows from Operating Activities

Operating activities used $8.9 million of cash during the three months ended March 31, 2013, primarily as a result of a net loss of $64.4 million, which was partially offset by non-cash stock-based compensation expense of $26.7 million, non-cash loss on conversion of convertible promissory notes and termination of warrants of $23.7 million, the change in our operating assets and liabilities of $3.0 million, and depreciation and amortization of $1.7 million. During the three months ended March 31, 2013, the changes in operating assets and liabilities were primarily driven by an increase in deferred revenue of $20.7 million and a decrease in accounts receivable of $6.5 million, partially offset by increases in deferred cost of revenue of $15.4 million and inventory of $4.6 million, and changes in accrued liabilities and accounts payable of $3.5 million.

Operating activities used $13.3 million of cash during the three months ended March 31, 2012, primarily as a result of a net loss of $18.4 million and an adjustment for the non-cash gain associated with the remeasurement of preferred stock warrants and embedded derivatives of $4.2 million, which was partially offset by non-cash stock-based compensation expense of $4.7 million, the change in our operating assets and liabilities of $2.4 million, and depreciation and amortization of $1.8 million. During the three months ended March 31, 2012, the changes in operating assets and liabilities were primarily driven by an increase in deferred revenue of $4.0 million and decreases in deferred cost of revenue of $7.9 million, offset by decreases in customer deposits of $5.9 million, and accounts payable of $3.3 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Cash used in investing activities consisted primarily of cash used in the purchases of property and equipment and totaled $1.3 million for each of the three months ended March 31, 2013, and March 31, 2012.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $79.9 million during the three months ended March 31, 2013, and consisted primarily of $86.2 million in net proceeds from the sale of 5,462,500 shares of common stock in our IPO, $12.0 million proceeds from the sale of 705,881 shares of common stock in a private placement, partially offset by the payment of $12.0 million payment for the termination of certain Series A and Series C preferred stock warrants, and $5.9 million for taxes paid related to the net share settlement of equity awards.

Cash provided by financing activities totaled $29.7 million during the three months ended March 31, 2012, and consisted primarily of $29.0 million in net proceeds from the issuance of a convertible note.

Concentration of Credit Risk

We typically extend credit to our utility customers and meter manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of March 31, 2013, BGE, FPL, Progress Energy, Secure Meters, and GE accounted for 22%, 20%, 12%, 11%, and 11%, respectively, of our accounts receivable, as compared to 26%, 15%, 15%, 16%, and 10%, respectively, as of December 31, 2012.

To date, we have not had any significant write-offs of uncollectable accounts receivable and there was no material allowance for doubtful accounts as of March 31, 2013 and December 31, 2012.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of March 31, 2013, our financial guarantees that were not recorded on our balance sheet consisted of $16.8 million of standby letters of credit and $15.0 million of surety bonds related to performance guarantees, facility leases, workers compensation insurance, and a contract bid bond.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Prospectus.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, anticipated future trends and other assumptions we believe to be reasonable under the circumstances. Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2013 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Prospectus.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $142.4 million as of March 31, 2013. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate instruments in which we invest our cash. These instruments included money market funds and U.S. Treasury bills.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the prime interest rate plus an additional margin. As of March 31, 2013, we had not drawn on this credit facility. Our capital lease and convertible note obligations do not change based on changes in market interest rates.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars and Brazilian real. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the three months ended March 31, 2013 and 2012.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.

We were named in a lawsuit filed on September 9, 2010 in the Superior Court of the State of California, San Mateo County (Edwards v. Silver Spring Networks). The lawsuit claims to be a “class action” on behalf of California consumers, and alleges that smart meters are defective and generate incorrect bills. We have filed a motion to dismiss this case and, on September 1, 2011, the San Mateo Superior Court granted our motion without leave to amend as to two of the plaintiffs’ causes of action and with leave to amend as to a third claim. On February 25, 2012, the plaintiffs filed an amended complaint. On May 30, 2012, we filed an answer to the amended complaint denying the plaintiffs’ allegations. On August 3, 2012, the plaintiffs filed a second amended complaint, and on September 18, 2012, we filed a demurrer to one of the two claims asserted in the second amended complaint. The court has overruled our demurrer. On November 9, 2012, the plaintiffs filed a motion for class certification. A hearing on the class certification motion was held on January 25, 2013. On April 11, 2013, the court denied the class certification motion without prejudice. We intend to continue vigorously defending against the action.

On June 17, 2011, EON Corp. IP Holdings, LLC, a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against a number of smart grid providers, including Landis+Gyr, which was since acquired by Toshiba, Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc., Trilliant Networks Inc. and Silver Spring Networks, Inc. The lawsuit alleges infringement of United States Patent Nos. 5,388,101, 5,481,546, and 5,592,491 by certain networking technology and services that we and the other defendants provide. We filed amended answers, affirmative defenses and counterclaims on August 21, 2012, September 24, 2012, October 31, 2012 and November 16, 2012 denying the plaintiff’s allegations and asserting that we do not infringe plaintiff’s patents and that plaintiff’s patents are invalid. The trial has been scheduled for April 2014. We believe that we have meritorious defenses to EON’s allegations and intend to vigorously defend ourselves.

On September 16, 2011 TransData, Inc. filed suit in United States District Court for the Western District of Oklahoma, against our customer, Oklahoma Gas & Electric Company, alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters. Together with the meter manufacturer, General Electric Company, we have agreed to indemnify and defend Oklahoma Gas & Electric Company in connection with the TransData suit. We believe that we have meritorious defenses to TransData’s allegations, and together with General Electric Company intend to vigorously defend our customer.

On March 21, 2013, Linex Technologies, Inc., a non-producing entity, filed suit against us in United States District Court for the Southern District of Florida. The complaint alleges infringement of United States Patent Nos. 6,493,377 and 7,167,503 by certain networking technology that we provide. We believe that we have meritorious defenses to Linex’s allegations and intend to vigorously defend ourselves.

Item 1A.	Risk Factors.

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations and the market value of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may harm our business and financial performance.

We have a history of losses and anticipate continued losses and negative operating cash flow for the foreseeable future, and we may not achieve or sustain profitability on a quarterly or annual basis.

We have incurred significant losses to date, with an accumulated deficit of $614.8 million as of March 31, 2013. For the years ended December 31, 2010, 2011 and 2012, and for the three months ended March 31, 2013, we incurred net loss of $(148.4) million, $(92.4) million, $(89.7) million and $(64.4) million, respectively. We expect these losses to continue. We anticipate negative operating cash flow for the foreseeable future, as we expect to incur significant operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Many of these expenses relate to prospective utility customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, billings and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. While our revenue and billings have increased in recent periods, there can be no assurances that our revenue and billings will continue to increase or will not decrease on a quarterly or annual basis. For example, we had lower revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We expect revenue will fluctuate from period to period throughout 2013 and that revenue may not reach levels achieved in 2012. In addition, we expect gross margin on non-GAAP revenue (billings) for the three months ended June 30, 2013 to decline as compared to the three months ended June 30, 2012. Although we currently anticipate gross margin on non-GAAP revenue (billings) to increase for the year ending December 31, 2013 as compared to the year ended December 31, 2012, we do expect gross margin on non-GAAP revenue (billings) to fluctuate from period to period throughout 2013 and beyond. We also expect operating losses in certain future periods and that adjusted EBITDA may be negative in certain future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

The factors that may affect the unpredictability of our quarterly results and cause our stock price to fluctuate include, but are not limited to:

•	long, and sometimes unpredictable, sales and customer deployment cycles;

•	changes in the mix of products and services sold;

•	our dependence on a limited number of utility customers;

•	the timing of acceptance of our products and services by our utility customers, which can have a material impact on when we recognize related revenue under our revenue recognition policies;

•	changing market conditions;

•	competition;

•

failures of our products, components that we use in our products or third-party devices containing our products that delay deployments, harm our reputation or result in high warranty costs, contractual penalties or terminations;

•	product or project failures by third-party vendors, utility customers or competitors that result in the cancellation, slowing down or deferring of projects;

•

liquidated damages provisions in our contracts, which could result in significant financial penalties if triggered or, even if not triggered, could affect our ability to recognize revenue in a given period;

•	the ability of our suppliers and manufacturers to deliver supplies and products to us on a timely basis;

•	delays associated with government funding programs for smart grid projects;

•	delays in regulatory approvals for our utility customers and utility customer deployments;

•	political and consumer sentiment and the related impact on the scope and timing of smart grid deployment; and

•	economic, regulatory and political conditions in the markets where we operate or anticipate operating.

As a result, we believe that quarter to quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters our operating results may be below the expectations of securities analysts or investors, in which case the price of our common stock may decline.

Sales cycles to utility customers can be lengthy and unpredictable and require significant employee time and financial resources with no assurances that a prospective customer will select our products and services.

Sales cycles with utilities, our potential customers, tend to be long and unpredictable. Utilities generally have extensive budgeting, procurement, competitive bidding, technical and performance review, and regulatory approval processes that can take up to several years to complete. Utilities may choose, and many historically have often chosen, to follow industry trends rather than be early adopters of new products or services, which can extend the lead time for or prevent acceptance of more recently introduced products or services such as ours. In addition, in many instances, a utility may require one or more pilot programs to test our new products and services before committing to a larger deployment. These pilot programs may be quite lengthy and further delay the sales cycle with no assurance that they will lead to a larger deployment or future sales. Furthermore, to the extent our products are required to be deployed with the products of others, such as meters, delays related to such third-party products will further lengthen the sales cycle.

This extended sales process requires us to dedicate significant time by our senior management, and sales and marketing and customer services personnel, and to use significant financial resources without any assurance of success or recovery of our related expenses. Similarly, we are likely to incur these significant operating expenses well ahead of recognizing the related revenue because our ability to recognize revenue is typically dependent on meeting contractual customer acceptance and other requirements.

The lengthy sales cycles of our products and services also make it difficult to forecast new customer deployments, as well as the volume and timing of orders, which, in turn makes forecasting our future results of operations challenging. In the event that we publicly disclose any forecasts of our future results of operations or other performance metrics and those forecasts ultimately turn out to be inaccurate, the value of our common stock could significantly decline.

In addition, we have agreements with both of our primary contract manufacturers, which provide for tiered volume-based pricing. To the extent our volumes decrease below specific thresholds, our gross profit and gross margins will be negatively impacted, which has occurred previously. Alternatively, in order to take advantage of the tiered volume-based pricing in any one quarter, we may purchase, and have previously purchased, additional inventory exposing us to the risk that we may incur costs for excess and obsolete inventory.

Our revenue is not predictable and recognition of a significant portion of it will be deferred into future periods.

Once a utility decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our utility customers choose to deploy our Smart Energy Platform, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, the requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future will likely continue to require us to defer, a significant amount of revenue until undetermined future periods. As of March 31, 2013, we had $528.2 million in deferred revenue. It may be difficult to predict the amount of revenue that we will recognize in any given period and amounts recognized may fluctuate significantly from one period to the next.

Amounts included in our total backlog and order backlog may not result in actual billings or revenue or translate into profits.

Our total backlog represents future product and service billings that we expect to generate pursuant to contracts that we have entered into with our utility customers and meter manufacturers. Our total backlog includes our order backlog, which represents future billings for open purchase orders and other firm commitments. We anticipate that our total backlog and order backlog will fluctuate from period to period throughout 2013 and beyond.

We cannot guarantee that our total backlog or order backlog will result in actual billings in the originally anticipated period or at all. In addition, the contracts reflected in our total backlog and order backlog may not generate margins equal to or better than our historical operating results. We only recently began to track total backlog and order backlog on a consistent basis as performance measures and as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our total backlog and order backlog. Our customer contracts are typically structured as master purchase and service agreements, or MSAs, under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer or meter partner to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our utility customers and meter manufacturers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past and may in the future cause us to extend the deployment schedule or make modifications under customer contracts. For example, ongoing regulatory uncertainties have affected the timing of the planned deployment schedule of Commonwealth Edison Company, or ComEd, following the Illinois Commerce Commission’s decision in October 2012 to deny ComEd recovery from its customers of certain costs. Following this decision, ComEd announced that it would delay key elements of its grid modernization project until 2015, which will cause our billings to ComEd to be correspondingly delayed. ComEd represents a substantial portion of our total backlog. In addition, under our MSAs, our utility customers generally have the right to terminate the MSA for any reason, including for their sole convenience, a material breach or insolvency on our part or their inability to obtain required regulatory approval. The occurrence of such adjustments or terminations could materially reduce the amount of, or delay the fulfillment of, our total and order backlog. If our total backlog or order backlog fails to materialize as expected, we could experience a material reduction in future billings, revenue, operating results or cash flow.

We are dependent on the utility industry, which has experienced volatility in capital spending. This volatility could cause our results of operations to vary significantly from period to period.

Similar to other industries, the utility industry has been affected by recent economic factors, including continued global economic uncertainty, concerns over the downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in European and other foreign countries. We derive substantially all of our revenue from sales of products and services directly and indirectly to utilities. Purchases of our products and services may be reduced or deferred as a result of many factors including economic downturns and uncertainty, slowdowns in new residential and commercial construction, a utility’s access to capital on acceptable terms, the timing and availability of government grants or incentives, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions, consumer opposition and fluctuating interest rates. Even with economic recovery, it may take time for our utility customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States or in our industry. We have experienced, and may in the future experience, variability in operating results on an annual and a quarterly basis as a result of these factors. Because a significant portion of our expenses is fixed in the short term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. This could materially and adversely affect our operating results, financial condition and cash flows.

Substantially all of our current products depend on the availability and are subject to the regulation of radio spectrum in the United States and abroad.

Substantially all of our current hardware products are designed to communicate wirelessly via radio frequencies and therefore depend on the availability of adequate radio spectrum in order to operate. While these products could be designed to operate in a variety of different frequencies or by using other technologies such as cellular, in the United States they are primarily designed to form a wireless RF mesh using the unlicensed 902-928 megahertz, or MHz, band. The 902-928 MHz band is available for a wide variety of uses and requires us to manage interference by other users who operate in accordance with the Federal Communications Commission, or FCC, rules. The unlicensed frequencies are also often the subject of proposals to the FCC requesting a change in the rules under which such frequencies may be used. In the past, the FCC has re-allocated spectrum for new or additional uses, and has adopted changes to the requirements for equipment using radio spectrum. It is possible that the FCC or the U.S. Congress could adopt additional changes, which may be incompatible with our current or future product offerings, as well as products currently installed in the field, or require them to be modified at significant, or even prohibitive, cost. If the unlicensed frequencies become unacceptably crowded, restrictive or subject to changed laws, regulations or rules governing their use, our business, financial condition and results of operations could be materially and adversely affected.

Our international growth and future success also depend on the availability of radio spectrum that is compatible with our products or on our ability to develop products that use alternative communications technology, such as Gen4, our next-generation networking technology, which is available to utility customers in some products today, with more products coming this year, and will support cellular communications. In Australia, we primarily use unlicensed spectrum in the 915-928 MHz band with relatively minimal modifications needed to our products. In many other countries, however, there may not be spectrum available or we may be required to obtain a license to operate in any frequency band that is compatible with our products, including, but not limited to, the 902-928 MHz band. Licenses to appropriate spectrum in these countries may be unavailable or only available at unreasonably high prices. Similarly, in the event that we were only able to obtain a license outside of the 902-928 MHz band, the cost of modifying or redesigning our products to make them compatible with available spectrum could be significant or even cost-prohibitive. Alternatively, if we are not able to obtain available spectrum on financially advantageous terms, we may not be able to compete without investing in alternative communication technology. If limitations on the availability of spectrum or the cost of making necessary modifications or investments in new technology preclude us from selling our products in markets outside of the United States, our growth, prospects, financial condition and results of operations could be materially and adversely affected.

A limited number of our utility customers are responsible for a significant portion of our billings, revenue and cash flow. A decrease in sales to these utility customers or delays in customer deployments could have a material adverse effect on our operating results and financial condition.

A substantial majority of our revenue, billings and cash flow depends on relatively large sales to a limited number of utility customers. The combination of lengthy sales cycles and relatively large sales to a small number of utility customers increases the risk of quarterly fluctuations in our billings, revenue and operating results. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Elements of Operating and Financial Performance” in our Prospectus for further information regarding customer concentration. Our master purchase and service agreements, or MSAs, do not impose purchase obligations on our utility customers until we have received a purchase order or agreed to a statement of work. Further, the MSAs are typically subject to termination for any reason, including for convenience following a specified notice period. We expect that a limited number of utility customers will continue to account for a substantial portion of our revenue in future periods. Changes in the business requirements, vendor selection, or purchasing behavior of our utility customers could significantly decrease our sales. In addition, our MSAs are complex, often requiring close coordination with our customers over extended preparation and deployment periods and involving large-scale delivery of our products and services. From time to time we have experienced and may in the future experience challenges in satisfying our customers throughout these preparation and deployment periods regarding all aspects of our performance. Additionally, we have, in the past, received correspondence from customers claiming that there have been deficiencies in our timeliness and coordination regarding hardware, software and services for deployment, and requesting that we remedy the deficiencies noted. If we are unable to address customers’ concerns, we could be required to pay penalties, liquidated damages or other expenses, the customer could terminate our MSA and our reputation could be damaged. Additionally, delays in customer deployments can affect our results of operations. For example, ongoing regulatory uncertainties have affected the timing of ComEd’s planned deployment schedule following the Illinois Commerce Commission’s decision in October 2012 to deny ComEd recovery from its customers of certain costs. Following this decision, ComEd announced that it would delay key elements of its grid modernization project until 2015, which will cause our billings to ComEd to be correspondingly delayed. ComEd represents a substantial portion of our total backlog. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

Our marketing efforts depend significantly on our ability to receive positive references from our existing utility customers.

Our marketing efforts depend significantly on our ability to call on our current utility customers to provide positive references to new, potential utility customers. Given our limited number of utility customers, the loss or dissatisfaction of any customer could substantially harm our brand and reputation, inhibit the market acceptance of our products and services, and impair our ability to attract new utility customers and maintain existing utility customers. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

The market for our products and services, and smart grid technology generally, is still developing. If the market develops less extensively or more slowly than we expect, our business could be harmed.

The market for our products and services, and smart grid technology generally, is still developing, and it is uncertain whether our products and services will achieve and sustain high levels of demand and market acceptance. Our near-term and long-term success will depend to a substantial extent on the willingness and ability of utilities to implement smart grid technology. Many utilities lack the financial resources and/or technical expertise required to evaluate, deploy and operate smart grid technology. Utilities’ activities are governed by regulatory agencies, including public utility commissions, which may not create a regulatory environment that is conducive to the implementation of smart grid technologies in a particular jurisdiction. Furthermore, some utilities may be reluctant or unwilling to adopt smart grid technology because they do not perceive the benefits or are unable to develop a business case to justify the up-front and ongoing expenditures. If utilities do not implement smart grid technology or do so in fewer numbers or more slowly than we expect, our business and operating results would be adversely affected. For example, in 2010, the rate of smart grid adoption slowed due to uncertainty surrounding the timing and tax treatment of U.S. government stimulus funding, negative publicity and consumer opposition, and regulatory investigations. These uncertainties caused many potential utility customers that had been considering smart grid programs in the United States to further evaluate their smart grid initiatives and delay their procurement processes or extend their deployment schedules. Smart grid adoption in international markets has trailed adoption in the United States as international markets continue to explore the technology and define the benefits and regulatory requirements for the smart grid.

Similarly, our success depends on our ability to expand beyond advanced metering sales and sell additional products and services, such as distribution automation and demand-side management solutions, to our existing utility customers. There can be no assurance that these products and services will be accepted by utilities or consumers. Other competing products and services may emerge and may be more successful.

Adverse publicity about, or consumer or political opposition to, the smart grid could inhibit the growth of the overall market.

The safety and security of the power grid, the accuracy and protection of the data collected by meters and transmitted via the smart grid, and concerns about the safety and perceived health risks of using radio frequency communications have been the focus of recent adverse publicity. For example, in Northern California, PG&E’s full-scale deployment of our networking platform and advanced metering solution has been subject to continued scrutiny following allegations of inaccurate bills generated by newly-installed “smart meters” and safety concerns about the levels of radio frequency electromagnetic fields emitted by the wireless communications technology used by the meters. As a result, the California State Senate created a special committee and the California Public Utilities Commission, or CPUC, hired an independent investigator to review the installation and use of advanced metering products. Negative publicity and consumer opposition in California, Maine and elsewhere has caused other utilities or their regulators to respond by delaying or modifying planned smart grid initiatives, mandating that utilities allow their customers to opt out of smart metering programs, or calling for investigations and/or implementation of unfavorable regulations and legislation. For example, in January 2012, the CPUC ruled that PG&E must let its customers retain or receive an analog meter, for nominal initial and monthly fees, if they, for any reason, opt out of PG&E’s deployment of PG&E’s smart meters. Similarly, outside the United States, public concern over smart grid projects in places such as Victoria, Australia has resulted in increased government scrutiny. Additionally, testing commissioned by the CPUC and other organizations could, in the future, contain negative information regarding the accuracy and safety of smart grid solutions. Finally, smart grid projects by other companies may be, or could be viewed by the public as, unsuccessful. Any of the foregoing factors could directly impact our current or future deployments, as well as inhibit the growth of the overall smart grid market, either of which could cause our business to suffer.

Security breaches involving our smart grid products or services, publicized breaches in smart grid products and services offered by others, or the public perception of security risks or vulnerability created by the deployment of the smart grid in general, whether or not valid, could harm our business.

The security technologies we have integrated into our networking platform and solutions that are designed to detect unauthorized activity and prevent or minimize security breaches may not function as expected and there can be no assurance that our products and services, those of other companies with whose products our products and services are integrated or interact, or even the products of other smart grid solutions providers will not be subject to significant real or perceived security breaches.

Our networking platform allows utilities to collect, monitor, store, compile and analyze sensitive information related to consumers’ energy usage, as well as the performance of different parts of the power grid. As part of our data transfer and managed services and SaaS, we may store and/or come into contact with sensitive consumer information and data when we perform operational, installation or maintenance functions for our utility customers. If, in handling this information, we, our partners or our utility customers fail to comply with privacy or security laws, we could face significant legal and financial exposure to claims of government agencies, utility customers and consumers whose privacy is compromised. Even the perception that we, our partners or our utility customers have improperly handled sensitive, confidential information could have a negative effect on our business. In addition, third parties may attempt to breach our security measures or inappropriately use or access our network services or the network hardware and software we have in the field through computer viruses, physical or electronic break-ins, and other means. If a breach is successful, sensitive information may be improperly obtained, manipulated or corrupted, and we may face legal and financial exposure. In addition, a breach could lead to a loss of confidence in our products and services and our business could suffer.

Our current and anticipated future products and services allow authorized personnel to remotely control equipment at residential and commercial locations, as well as at various points on the power grid. For example, our software allows a utility to remotely connect and disconnect electricity at specific customer locations. If an unauthorized third party were to breach our security measures and disrupt, gain access to or take control of any of our products or services, our business and reputation could be severely harmed.

Our products and services may also be integrated or interface with products and services sold by third parties, and rely on the security of those products and their secure transmission of proprietary data over the Internet and cellular networks. Because we do not have control over the security measures implemented by third parties in their products or in the transmission of data over the Internet and cellular networks, we cannot ensure the complete integrity or security of such third-party products and transmissions.

Concerns about security or customer privacy may result in the adoption of state or federal legislation that restricts the implementation of smart grid technology or requires us to make modifications to our products, which could significantly limit the deployment of our technologies or result in significant expense to modify our products.

Any real or perceived security breach could seriously harm our reputation and result in significant legal and financial exposure, including increased remediation costs and security protection costs, inhibit market acceptance of our products and services, halt or delay the deployment by utilities of our products and services, cause us to lose customers, harm our reputation, trigger unfavorable legislation and regulatory action, and inhibit the growth of the overall market for smart grid products and services. Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

If our products contain defects or otherwise fail to perform as expected, we could be liable for damages and incur unanticipated warranty, recall and other related expenses, our reputation could be damaged, we could lose market share and, as a result, our financial condition or results of operations could suffer.

Our products are complex and may contain defects or experience failures due to any number of issues in design, materials, deployment and/or use. If any of our products contain a defect, compatibility or interoperability issue or other error, we may have to devote significant time and resources to find and correct the issue. Such efforts could divert the attention of our management team and other relevant personnel from other important tasks. A product recall or a significant number of product returns could: be expensive; damage our reputation and relationships with utilities, meter vendors and other third-party vendors; result in the loss of business to competitors; and result in litigation against us. Costs associated with field replacement labor, hardware replacement, re-integration with third-party products, handling charges, correcting defects, errors and bugs, or other issues could be significant and could materially harm our financial results. For example, in March 2010, we discovered that a faulty capacitor from a third-party supplier was used in a discrete number of our communications modules. We recorded costs associated with this faulty capacitor of $6.3 million for the year ended December 31, 2009, which represented the write-off of deferred costs associated with returned products of $2.4 million and $3.9 million related to estimated future product warranty claims. In the first quarter of 2010, we recorded product warranty costs associated with this faulty capacitor of $12.5 million, which represented $8.2 million in costs associated with returned product and $4.3 million related to the estimated future product warranty claims. In addition, due to a product repair program we implemented for one of our customers, in the second quarter of 2011, we recorded a $2.5 million charge against billings for estimated amounts payable to a customer in connection with the product repair program and a $1.0 million increase to cost of product revenue and warranty liability.

Estimated future product warranty claims are based on the expected number of field failures over the warranty commitment period, the term of the product warranty period, and the costs for repair, replacement and other associated costs. Our warranty obligations are affected by product failure rates, claims levels, material usage and product re-integration and handling costs. Because our products are relatively new and we do not yet have the benefit of long-term experience observing products’ performance in the field, our estimates of a product’s lifespan and incidence of claims may be inaccurate. Should actual product failure rates, claims levels, material usage, product re-integration and handling costs, defects, errors, bugs or other issues differ from the original estimates, we could end up incurring materially higher warranty or recall expenses than we anticipate.

Our utility customer contracts typically contain provisions that could cause us to incur penalties, be liable for damages, and/or incur unanticipated expenses with respect to the functionality, deployment, operation and availability of our products and services, and that provide the customer with the right to terminate the contract for any reason.

In addition to the risk of unanticipated warranty or recall expenses, our utility customer contracts typically contain provisions that could cause us to incur penalties, be liable for damages, including liquidated damages, or incur other expenses, if we experience difficulties with respect to the functionality, deployment, operation and availability of our products and services. In the event of late deliveries, late or improper installations or operations, failure to meet product or performance specifications or other product defects, interruptions or delays in our managed service offerings, our customer contracts may expose us to penalties, significant damages and other liabilities. For example, we have in the past agreed to reimburse utility customers for their costs and incurred liquidated damages by failing to timely meet contractual milestones or other contractual requirements. In addition, our utility customer contracts are typically subject to termination for any reason, including for convenience following a specified notice period, our material breach or insolvency, or the failure to obtain required regulatory approval. If a customer terminates its customer contract for any reason, our estimates of total backlog and order backlog will be reduced. Reductions in total backlog and order backlog may have a negative effect on future revenue, billings, profitability and liquidity. In the event we were to incur contractual penalties, such as liquidated damages or other related costs that exceed our expectations, or our utility customers terminate their contracts with us, our business, financial condition and operating results could be materially and adversely affected.

Our success depends in part on our ability to integrate our technology into meters and our relationship with meter manufacturers.

Our business depends on our ability to integrate our communications modules with electricity meters that are manufactured by third parties such as General Electric Company, Landis+Gyr AG, which was acquired by Toshiba Corporation, and Secure Meters Limited, or Secure Meters. In a typical smart grid deployment, our utility customer purchases our communications modules from one or more meter manufacturers after it is integrated into the meters. Accordingly, even if demand for our products is strong, we have in the past and may in the future be constrained by the production capacity and priorities of the meter manufacturers. In addition, several of these meter manufacturers offer competing smart grid products, partner with other smart grid providers or may otherwise choose not to integrate our communications modules with their meters. If for technical or any other reason we were to lose the ability to integrate our communications modules with meters manufactured by third parties, or if our relationships with meter manufacturers were to be terminated or renegotiated on unfavorable terms, our business, financial condition, and operating results could suffer. Further, there have been instances where meters with which our technology had been integrated experienced defects or had other problems that were unrelated to our technology. If this occurs in the future and the defects or problems are more significant or occur more frequently, our reputation could suffer and our business could be harmed.

From time to time, we have worked and expect to continue to work with third parties to pursue smart grid market opportunities. If we were unable to establish and maintain these relationships, or if our initiatives with these third parties are unsuccessful, our business may suffer.

For some of our existing and anticipated future products and services, we expect to maintain and may seek to establish relationships with third parties in order to take advantage of smart grid market opportunities. For example, we have designed our products to interface with electric vehicle charging stations, in-home devices and data analytics products, and will need to work with third parties to successfully deploy these products. Before a utility is willing to move forward with a deployment of our products, they may require that we partner with third-party vendors and/or obtain a certification from these vendors that our products will function as intended when integrated with their products. In addition, third-party vendors may offer competing products, partner with other networking providers or otherwise choose not to partner with us. In the event that we are unable to establish or maintain new relationships on favorable terms, or at all, our ability to successfully sell our existing and anticipated future products and services could be jeopardized.

There are no assurances we will be able to formalize any joint development activities with EMC.

In December 2011, we and EMC Corporation, or EMC, entered into a memorandum of understanding to deliver a smart grid analytics solution. We have not finalized any agreement with EMC for such arrangement, and there are no assurances that we will ever be able to do so on terms favorable to us, if at all. If we do finalize an agreement with EMC, there can be no assurance that joint activities with EMC will be successfully deployed.

We may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

Strategic business relationships may be an important factor in the growth and success of our business. For example, we entered into memorandums of understanding with EMC and Hitachi and following negotiation, entered into a master collaboration agreement with Hitachi based on such memorandum of understanding. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future and our competitors may capitalize on such opportunities before we do. Concurrently with the execution of the memorandums of understanding, EMC and Hitachi made significant investments in us pursuant to convertible notes that converted into shares of our common stock in connection with our IPO. We may not be able to offer similar benefits to other companies which could impair our ability to establish such relationships. Moreover, identifying such opportunities could demand substantial management time and resources and involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our business and results of operations could be significantly harmed.

Our technology, products and services have only been developed in the last several years and we have had only limited opportunities to deploy and assess their performance in the field at full scale.

The current generation of our networking platform and solutions has only been developed in the last several years and is continuing to evolve. Deploying and operating our technology is a complex endeavor and, until recently, had been done primarily in small pilot programs. As the size, complexity and scope of our deployments have expanded, we have been able to test product performance at a greater scale and in a variety of new geographic settings and environmental conditions. These larger deployments have presented a number of unforeseen operational and technical challenges, which in some cases have caused delays and required us to commit significant resources to address these challenges. As the number, size and complexity of our deployments grow, we may continue to encounter unforeseen operational, technical and other challenges, some of which could cause significant delays, trigger contractual penalties, result in unanticipated expenses, and/or damage to our reputation, each of which could materially and adversely affect our business, financial condition and results of operations.

If we fail to respond to evolving technological changes, our products and services could become obsolete or less competitive.

Our industry is highly competitive and characterized by new and rapidly evolving technologies, standards, regulations, customer requirements, and frequent product introductions. Accordingly, our operating results depend upon, among other things, our ability to develop and introduce new products and services, as well as our ability to reduce production costs of our existing products. For example, in January 2012, we announced Gen4, our next-generation networking technology, which is available in some products today, with more products coming this year. The process of developing new technologies and products is complex, and if we are unable to develop enhancements to, and new features for, our existing products or acceptable new products that keep pace with technological developments or industry standards, our products may become obsolete, less marketable and less competitive and our business could be significantly harmed.

We depend on our ability to develop new products and to enhance and sustain the quality of existing products.

Most of our current billings and revenue are derived from our networking platform and advanced metering solution, but our growth and future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. For example, in January 2012, we announced Gen4, our next-generation networking technology, which is available in some products today, with more products coming this year. In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. The market for smart grid technology products is still in its early stages, and we cannot assure you that we will be successful in developing or selling new products in this market. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful.

We and our utility customers operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

Our products and our utility customers are subject to federal, state, local and foreign laws and regulations. Laws and regulations applicable to us and our products govern, among other things, the manner in which our products communicate, and the environmental impact and electrical reliability of our products. Additionally, our utility customers are often regulated by national, state and/or local bodies, including public utility commissions, the Department of Energy, the Federal Energy Regulatory Commission and other bodies. Prospective utility customers may be required to gain approval from any or all of these organizations prior to implementing our products and services, including specific permissions related to the cost recovery of these systems. Regulatory agencies may impose special requirements for implementation and operation of our products. We may incur material costs or liabilities in complying with government regulations applicable to us or our utility customers. In addition, potentially significant expenditures could be required in order to comply with evolving regulations and requirements that may be adopted or imposed on us or our utility customers in the future. Such costs could make our products less economical and could impact our utility customers’ willingness to adopt our products, which could materially and adversely affect our revenue, results of operations and financial condition.

Furthermore, changes in the underlying regulatory conditions that affect utilities could have a potentially adverse effect on a utility’s interest or ability to implement smart grid technologies. For example, ongoing regulatory uncertainties have affected the timing of ComEd’s planned deployment schedule following the Illinois Commerce Commission’s decision in October 2012 to deny ComEd recovery from its customers of certain costs. Following this decision, ComEd announced that it would delay key elements of its grid modernization project until 2015, which will cause our billings to ComEd to be correspondingly delayed. ComEd represents a substantial portion of our total backlog. Many regulatory jurisdictions have implemented rules that provide financial incentives for the implementation of energy efficiency and demand response technologies, often by providing rebates or through the restructuring of utility rates. If these programs were to cease, or if they were restructured in a manner inconsistent with the capabilities enabled by our products and services, our business, financial condition and results of operations could be significantly harmed.

The adoption of industry standards applicable to our products or services could limit our ability to compete in the marketplace.

Standards bodies, which are formal and informal associations that seek to establish voluntary, non-governmental product and technology standards, are influential in the United States and abroad. We participate in voluntary standards organizations in order to both help promote non-proprietary, open standards for interoperability with our products and prevent the adoption of exclusionary standards. However, we are not able to control the content of adopted voluntary standards and do not have the resources to participate in all voluntary standards processes that may affect our markets. Some of the standards bodies and alliances in which we participate may require that we license to other participants certain of our patent claims that are necessary or essential to practice a particular standard, including competitors, who elect to produce products compliant with that standard. These obligations to license our necessary patent claims may allow our competitors to use our patents to develop and sell products that compete with our products without spending the time and expense that we incurred to develop the technology covered by the patents, thereby potentially reducing any time to market advantage we might have as a result of these patents. These obligations could also substantially restrict and may eliminate our ability to use our patents as a barrier to entry or as a significant source of revenue. Moreover, because the specifications for these industry standards are generally available to members of the applicable standards bodies and alliances for little or no cost, competitors might be able to more easily create products that compete with our products.

The adoption, or expected adoption, of voluntary standards that are incompatible with our products or technology or that favor our competitors’ products or technology could limit the market opportunity for our products and services or render them obsolete, any of which could materially and adversely affect our revenue, results of operations, and financial condition.

Some of our customers and potential customers have applied for government grants and may also seek to participate in other government incentive programs, and if those grants or other incentives are not received or are significantly delayed, our results of operations could suffer.

Many utilities, including some of our customers and potential customers, apply for grants and may seek to participate in other government incentive programs, designed to stimulate the economy and support environmental initiatives, including smart grid technologies. Our customers and potential customers who apply for these government grants or incentives may delay or condition the purchase of our products and services upon receipt of such funds or upon their confidence in the future disbursement of those funds. If our customers and potential customers do not receive these funds or if receipt is significantly delayed, our results of operations could suffer. Similarly, the receipt of government funds or incentives may be conditioned upon utilities meeting milestones and other requirements, some of which may not be known until a future point in time. In addition, if our products and services do not meet the requirements necessary for receipt of government funds or other incentives, or if third parties fail to meet their obligations, our customers and potential customers may delay or condition the purchase of our products and services until they meet these requirements and our results of operations could suffer. Furthermore, there can be no assurance of government funds or incentives for utilities in future periods, either in the United States or in other countries where we may pursue business. As a result, our customers and potential customers may not have the resources or incentives to purchase our products and services.

If our products do not interoperate with our utility customers’ other systems, the purchase or deployment of our products and services may be delayed or cancelled.

Our products are designed to interface with our utility customers’ back office billing and other systems, each of which may have different specifications and utilize multiple protocol standards and products from other vendors. Our products will be required to interoperate with many or all of these products as well as future products in order to meet our utility customers’ requirements. If we find errors in the existing software or defects in the hardware used in our utility customers’ systems, we may need to modify our products or services to fix or overcome these errors so that our products will interoperate with the existing software and hardware, which could be costly and negatively affect our business, financial condition, and results of operations. In addition, if our products and services do not interoperate with our utility customers’ systems, utility customers may seek to hold us liable, demand for our products could be adversely affected or orders for our products could be delayed or cancelled. This could hurt our operating results, damage our reputation, and seriously harm our business and prospects.

Interruptions or delays in service from our third-party data center facilities, or problems with the third-party hardware or software that we employ, could impair the delivery of our service and harm our business.

We currently offer managed services and SaaS, including disaster recovery services, utilizing two data center facilities operated by separate third parties in California and Nevada. These facilities may be vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, war, acts of terrorism, unauthorized entry, human error, and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We rely on software and hardware technology provided by third parties to enable us to provide these services. Any damage to, or failure of, these third-party data centers or the third-party hardware and software we employ, could result in significant and lengthy interruptions in the services we provide to our utility customers. Such interruptions could reduce our revenue and billings, cause us to issue credits or pay penalties, cause customers to terminate their service, harm our reputation and adversely affect our ability to attract new utility customers.

We do not control certain critical aspects of the manufacture of our products and depend on a limited number of contract manufacturers.

Our future success will depend significantly on our ability to manufacture our products timely and cost-effectively, in sufficient volumes, and in accordance with quality standards. Our primary manufacturing relationships are with Plexus Corp. and Jabil Circuit, Inc., and we are in the process of transitioning all of our manufacturing to Plexus Corp. Our contract manufacturers provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our utility customers and third-party vendors.

Our reliance on our contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply. Any manufacturing disruption by our contract manufacturers could impair our ability to fulfill orders. We may be unable to manage our relationships with contract manufacturers effectively as they may experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations or otherwise fail to meet our future requirements for timely delivery. Similarly, to the extent that our contract manufacturers procure materials on our behalf, we may not benefit from any warranties received by the contract manufacturers from the suppliers or otherwise have recourse against the original supplier of the materials or even the contract manufacturer. In such circumstances, if the original supplier were to provide us or our contract manufacturers with faulty materials, we might not be able to recover the costs of such materials or be compensated for any damages that arise as a result of the inclusion of the faulty components in our products. For example, in March 2010, we discovered that a faulty capacitor from a third-party supplier was used in a discrete number of our communications modules.

One or more of our contract manufacturers may suffer an interruption in its business, or experience delays, disruptions or quality control problems in its manufacturing operations, or seek to terminate its relationship with us, or we may choose to change or add additional contract manufacturers for other reasons. Additionally, we do not have long-term supply agreements with our contract manufacturers. As a result, we may be unable to renew or extend our agreement on terms favorable to us, if at all. Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is risky, time consuming and costly to qualify and implement contract manufacturer relationships.

Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of key suppliers and if such suppliers fail to provide us with sufficient quantities of components at acceptable levels of quality and at anticipated costs, our revenue and operating results could be materially and adversely affected.

Several of the components used in our products come from sole, limited source or geographically concentrated suppliers, such as Analog Devices and Renesas Electronics America Inc. Additionally, our suppliers are not typically contractually obligated to supply us with components in minimum quantities or at predetermined prices over the long term. Accordingly, we may be vulnerable to price increases, component quality issues, financial, natural disasters, or other difficulties faced by our suppliers, causing shortages or interruptions in supply of components and materials, including components that have been or will be discontinued, which could cause us to delay shipments to our utility customers. For example, some of our key suppliers are located in Japan and their ability to timely provide us with the necessary components used in our products was compromised as a result of the catastrophic earthquake and tsunami in March 2011. To help address these issues, we may purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to record excess and obsolete inventory charges to provide for these excess quantities and we may also be subject to pricing risk or carrying charges, which could harm our operating results.

If we experience any shortages due to reliance on a limited number of suppliers, commodity supply constraints, capacity constraints, natural disasters or price fluctuations related to the raw materials used, or if we are not able to procure components from alternate sources at acceptable prices and within a reasonable period of time, our reputation could suffer and our business, financial condition and results of operations could be materially and adversely effected. In addition, we may also be subject to contractual penalties if we fail to deliver our products and services on time.

Further, our utility customers may reschedule or cancel orders on relatively short notice. If our utility customers cancel orders after we have ordered the corresponding product from our suppliers, we may be forced to incur cancellation fees or to purchase products that we may not be able to resell, which could have a material adverse effect on our business, financial condition and results of operations.

Our business could be severely harmed by natural disasters or other catastrophes.

A significant catastrophic event such as war, acts of terrorism, natural disasters, such as earthquakes, or global threats, including, but not limited to, the outbreak of epidemic disease, could disrupt our operations and impair deployment of our Smart Energy Platform by our utility customers, interrupt critical functions, cause our suppliers to be unable to meet our demand for parts and equipment, reduce demand for our products, prevent our utility customers from honoring their contractual obligations to us or otherwise affect our business negatively. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the deployment of our products, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

We operate in a highly competitive industry and we compete against many companies with substantially greater financial and other resources, and our market share and results of operations may be reduced if we are unable to respond to our competitors effectively.

Competition in our market is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our utility customers and continue to develop and introduce new products, features and services in a timely and efficient manner. Our competitors range from small companies to very large and established companies. These competitors offer a variety of products and services related to the smart grid, and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications and other service providers. We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors currently include Echelon Corporation, Elster Group SE, Itron Inc., Landis+Gyr AG, which was acquired by Toshiba Corporation, Sensus Metering Systems Inc. and Trilliant Holdings, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as S&C Electric Company and Schweitzer Engineering Laboratories, Inc. We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including Coulomb Technologies Inc., Grid Net Inc., OPOWER Inc. and Tendril Networks Inc. Furthermore, other large companies such as Alcatel-Lucent, AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Mitsubishi Corporation, Motorola Solutions, Inc., Siemens AG, Sprint Nextel Corporation and Verizon Communications Inc. have announced plans to pursue business opportunities related to the smart grid. As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid.

Several of our competitors enjoy substantial competitive advantages such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	greater ability to integrate their products with existing systems;

•	broader distribution channels;

•	established relationships with existing and potential partners and utility customers;

•	lower labor and development costs; and

•	significantly greater financial, technical, customer support and other resources.

Some of these larger competitors have substantially broader product offerings and may be able to leverage the existing relationships they have with utilities. In some cases, our larger competitors are also currently vendors of ours, and they could decide in the future to develop their own products instead of working with us. Any inability to effectively manage these relationships could have a material adverse effect on our business, operating results, and financial condition, and accordingly affect our chances of success. In addition, some of our competitors may have larger patent portfolios than we have, which may provide them with a competitive advantage and may require us to engage in costly litigation to protect and defend our freedom to operate and/or intellectual property rights.

Conditions in our market could change rapidly and significantly as a result of technological advancements or market consolidation. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products and services that are less costly, provide superior performance or achieve greater market acceptance than our products and services. In order to remain competitive, we may need to lower prices or attempt to add incremental features and functionality, which could negatively impact our revenue, billings, gross margin and financial condition. In addition, our larger competitors often have broader product lines and are in a better position to withstand any significant reduction in capital spending by utilities, and will therefore not be as susceptible to downturns in a particular market. If we are unable to compete successfully in the future, our business may be harmed.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. We increased our total number of regular full-time employee headcount from 394 employees as of December 31, 2009 to 572 as of March 31, 2013. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer.

We rely on our management team and need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our success and future growth depend on the skills, working relationships and continued services of our management team and other key personnel. The loss of any member of our senior management team, and in particular our Chief Executive Officer, could adversely affect our business. In addition, our current senior management team has worked together for a relatively short period of time.

Our future success will also depend on our ability to attract, retain and motivate highly skilled management, product development, operations, sales, technical and other personnel in the United States and abroad. Even in today’s economic climate, competition for these types of personnel is intense, particularly in the Silicon Valley, where our headquarters are located. All of our employees in the United States work for us on an at-will basis. Given the lengthy sales cycles with utilities and deployment periods of our networking platform and solutions, the loss of key personnel could adversely affect our business.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our senior management and key personnel. Many of our longest-tenured employees, including members of our senior management and key personnel with deep institutional knowledge, hold significant vested stock options and shares of our common stock. Employees may be more likely to leave us if the shares they own or the shares underlying their vested stock options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. As a result of these factors, we may be unable to attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business.

Our ability to provide bid bonds, performance bonds or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements.

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our utility customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

We are subject to international business uncertainties.

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention, and other than our operations in Australia and Brazil, we have limited experience entering new geographic markets. There can be no assurance that our international efforts will be successful. International sales and operations may be subject to risks such as:

•	technology compatibility;

•	the imposition of government controls;

•	government expropriation of facilities;

•	lack of a well-established system of laws and enforcement of those laws;

•	lack of a legal system free of undue influence or corruption;

•	exposure to a business culture in which improper sales practices may be prevalent;

•	political instability;

•	terrorist activities;

•	restrictions on the import or export of critical technology;

•	currency exchange rate fluctuations;

•	adverse tax burdens;

•	lack of availability of qualified third-party financing;

•	generally longer receivable collection periods than in the United States;

•	trade restrictions;

•	changes in tariffs;

•	labor disruptions;

•	difficulties in staffing and managing foreign operations;

•	preference for local vendors;

•	burdens of complying with different permitting standards; and

•	a wide variety of foreign laws and obstacles to the repatriation of earnings and cash.

Fluctuations in the value of the U.S. dollar may impact our ability to compete in international markets. International expansion and market acceptance depend on our ability to modify our business approach and technology to take into account such factors as differing customer business models, product requirements and needs, the applicable regulatory and business environment, labor costs and other economic conditions. In addition, the laws of certain countries do not protect our intellectual property to the same extent as do the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

Developments in data protection laws and regulations may affect technology relating to smart grid products and solutions, which could adversely affect the demand for our products and solutions.

Our products and services may be subject to data protection laws and regulations that impose a general framework for the collection, processing and use of personal data. Our networking platform and solutions rely on the transfer of data relating to individual energy use and may be affected by these laws and regulations. It is unclear how the regulations governing the transfer of personal data in connection with privacy requirements will further develop in the United States and internationally, and to what extent this may affect technology relating to smart grid products and solutions. This could have a material adverse effect on our business, financial condition and results of operations.

Adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our operating results.

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. The continued global economic uncertainty, concerns over the downgrade of U.S. sovereign debt and continued monetary, financial and sovereign debt uncertainties in European and other foreign countries continue to have a negative effect on our business. Further, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. Even with economic recovery, it may take time for our utility customers or potential utility customers to establish new budgets and return to normal purchasing patterns. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States or in our industry. These and other economic factors could adversely affect the demand for our products and services and, consequently, on our business, financial condition and results of operations.

There can be no assurance that a deterioration in financial markets will not impair our ability or our utility customers’ ability to obtain financing in the future, including, but not limited to, our or our utility customers’ ability to incur indebtedness if that became necessary. In addition, there could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our key utility customers or suppliers, which could result in the inability of our utility customers to obtain credit to finance purchases of our products.

Our inability to acquire and integrate other businesses, products or technologies could seriously harm our competitive position.

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. To date, we have completed only one small acquisition, and we therefore have limited experience in successfully acquiring and integrating additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. We may have difficulty integrating acquired technologies or products with our existing products and services. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. In addition, any acquisitions we are able to complete may not result in the synergies or any other benefits we had expected to achieve, which could result in substantial write-offs. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. For example, we are currently engaged in litigation as further described in “Legal Proceedings.” In addition, we may be contractually obligated to indemnify our utility customers or other third parties that use or resell our products in the event our products are alleged to infringe a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license the alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our utility customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

The success of our business depends on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, trademark, trade dress, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position.

As of March 31, 2013, we had 47 patents issued and 83 patent applications pending in the United States and, in foreign jurisdictions, we had 46 patents granted and 216 patent applications pending, which are collectively based on 56 U.S. patent applications. Our patents expire at various times between 2015 and 2031. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

In order to protect or enforce our patent rights, protect our trade secrets or know-how, or determine the enforceability, scope and validity of the proprietary rights of others, we may initiate patent litigation or other proceedings against third parties, such as infringement suits or interference proceedings. Any lawsuits or proceedings that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation and other proceedings also put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits or other proceedings that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

Some of our products rely on technologies developed or licensed by third parties. We may seek to license technology from third parties for future products and services. We may not be able to obtain or continue to obtain licenses and technologies from these third parties on commercially reasonable terms or at all. Our inability to retain our current third-party licenses or obtain third-party licenses required to develop new products or product enhancements could require us to obtain alternate technology that may be of lower quality or performance standards or at greater cost, or could require that we change our product and design plans, any of which could limit or delay our ability to manufacture and sell our products.

If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely on our unpatented technology and trade secrets. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees and contractors and with parties with which we do business. These agreements may be breached and we may not have adequate remedies for any such breach. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our employees, contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and have a material adverse effect on our business, financial condition, and results of operations.

We use open source software in our products and services that may subject our products and services to general release or require us to re-engineer our products and services, which may cause harm to our business.

We use open source software in connection with our products and services. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor the use of open source software in our products and services and try to ensure that none is used in a manner that would require us to disclose the source code to the related product or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our products, discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before the end of that five-year period, we would cease to be an “emerging growth company” as of December 31 of that year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

Under Section 107(b) of the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail our company of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the New York Stock Exchange. Achieving and maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and, in the future, internal control over financial reporting. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for the year ending December 31, 2014 under Section 404(a) of the Sarbanes-Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our annual reports filed with the SEC, beginning for the year ending December 31, 2018, unless, under the Jumpstart Our Business Startups Act, we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

The Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain or increase coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of the New York Stock Exchange rules, and officers may be curtailed.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. For example, in December 2011, we issued a convertible note with an aggregate principal amount of $24.0 million and in February 2012, we issued a convertible note with an aggregate principal amount of $30.0 million, both of which converted into shares of our common stock at the closing of our IPO. In the future, we may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of December 31, 2012, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024. Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. It is possible that an ownership change, or any future ownership change, could have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our operating results.

Our business and financial performance could be negatively impacted by changes in tax laws or regulations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our utility customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our utility customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future utility customers may elect not to continue or purchase our products and services in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our utility customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

Our stock price has been and may continue to be volatile and may decline regardless of our operating performance.

Prior to our IPO in March 2013, there had not been a public market for our common stock. If you purchase shares of our common stock, you may not be able to resell those shares at or above your purchase price. An active or liquid market in our common stock may not be sustainable. The trading prices of the securities of technology companies have been highly volatile and the trading price of our common stock has been and may continue to be volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our billings, revenue and other operating results or our backlog;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	delays in regulatory approvals for our utility customers and utility customer deployments;

•

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant customer wins, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of utilities, technology companies generally, or those in our industry in particular;

•

political and consumer sentiment, including concerns over accuracy of advanced metering technology, economic impact on consumers, privacy, security, consumer choice and the safety, health and environmental aspects of smart grid technology;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

A significant portion of our total outstanding shares may be sold into the market in the near future. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of March 31, 2013, 46,550,717 shares of our common stock were outstanding. The 5,462,500 shares of common stock sold in our IPO are available for sale in the public market and the remaining outstanding shares of our common stock are currently restricted as a result of market standoff and/or lock-up agreements but will be available for sale in the public market on September 9, 2013.

The holders of an aggregate of 32,973,595 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. All of these shares are subject to market standoff and lock-up agreements restricting their sale until September 9, 2013. Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC may, in their sole discretion, permit one or more parties who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

We have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.

We cannot specify with any certainty the particular uses of the net proceeds that we received from our IPO. Our management has broad discretion in the application of the net proceeds, including working capital, possible acquisitions and other general corporate purposes, and we may spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could harm our business and financial condition. Pending their use, we may invest the net proceeds from our IPO in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. Industry analysts that currently cover us may cease to do so. If industry analysts cease coverage of our company, or if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of March 31, 2013 our directors, executive officers and their respective affiliates, beneficially owned, in the aggregate, 43.4% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, the terms of our credit facility with Silicon Valley Bank currently restricts our ability to pay dividends. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Delaware law and provisions in our amended and restated certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors, including the following:

•	our Board of Directors is classified into three classes of directors with staggered three-year terms;

•

only our chairman of the board, our lead independent director, our chief executive officer, our president or a majority of our Board of Directors is authorized to call a special meeting of stockholders;

•	our stockholders are only able to take action at a meeting of stockholders and not by written consent;

•	vacancies on our Board of Directors are able to be filled only by our Board of Directors and not by stockholders;

•	directors may be removed from office only for cause;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From January 1, 2013 through March 13, 2013, we issued and sold an aggregate of 16,501 shares of our common stock to employees and former employees at a weighted-average exercise price of approximately $3.485 per share pursuant to exercises of options granted under our 2003 Stock Option Plan and 27,753 shares of common stock to employees upon the settlement of RSUs granted under our 2003 Stock Option Plan.

(b) Use of Proceeds

On March 18, 2013, we closed our IPO in which we sold 5,462,500 shares of our common stock at an offering price per share of $17.00 pursuant to a registration statement on Form S-1 (File No. 333-175393), which was declared effective by the Securities and Exchange Commission on March 12, 2013. The offering commenced on March 12, 2013 and did not terminate before all of the securities registered in the registration statement were sold. Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering and Stifel, Nicolaus & Company, Incorporated, Piper Jaffray & Co., Canaccord Genuity Inc., Evercore Group L.L.C., Pacific Crest Securities LLC and Robert W. Baird & Co. acted as co-managers. We raised approximately $80.0 million in net proceeds from the offering, after deducting underwriter discounts and commissions of approximately $6.5 million and other offering expenses of approximately $6.4 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of March 31, 2013, the funds were held in cash. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 13, 2013.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.	Exhibits.

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant				X

3.2	Restated Bylaws of the Registrant				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	The certifications attached as Exhibit 32 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on May 9, 2013.

SILVER SPRING NETWORKS, INC.

By:	/s/ Scott A. Lang
Scott A. Lang Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John R. Joyce
John R. Joyce Vice Chairman and Chief Financial Officer (Principal Financial Officer)