Form 10-Q
period 2013-06-30
SILVER SPRING NETWORKS INC
filed 2013-08-08
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 2, 2013, there were approximately 46,643,446 shares of the Registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,970	$72,646
Accounts receivable	69,711	56,528
Inventory	12,620	7,731
Deferred cost of revenue	114,208	45,298
Prepaid expenses and other current assets	6,563	3,456

Total current assets	328,072	185,659

Property and equipment, net	12,951	12,701
Deferred cost of revenue, non-current	154,028	199,865
Deferred tax assets, non-current	8,029	8,265
Other long-term assets	3,805	11,254

Total assets	$506,885	$417,744

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$35,636	$28,104
Accrued liabilities	21,054	14,831
Deferred revenue	192,530	89,838
Current portion of capital lease obligations	1,449	1,647
Deferred tax liability	7,897	7,897

Total current liabilities	258,566	142,317

Deferred revenue, non-current	318,192	418,218
Preferred stock warrant liability	—	11,261
Convertible promissory notes and embedded derivatives	—	56,319
Other liabilities	16,866	18,412

Commitments and contingencies (Note 5)

Convertible preferred stock:
$0.001 par value; no shares authorized, issued and outstanding, and aggregate liquidation preference of $0 as of June 30, 2013; 26,072 shares authorized, 22,366 shares issued and outstanding, and aggregate liquidation preference of $381,338 as of December 31, 2012	—	270,725

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued or outstanding as of June 30, 2013; no shares authorized, issued or outstanding, as of December 31, 2012	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized and 46,638 shares issued and outstanding as of June 30, 2013; 80,000 shares authorized and 3,764 shares issued and outstanding as of December 31, 2012	46	4
Additional paid-in capital	518,594	51,078
Accumulated other comprehensive loss	(29)	(136)
Accumulated deficit	(605,350)	(550,454)

Total stockholders’ deficit	(86,739)	(499,508)

Total liabilities, convertible preferred stock and stockholders’ deficit	$506,885	$417,744

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Product revenue	$47,996	$43,958	$89,716	$91,898
Service revenue	55,514	7,626	67,497	15,140

Total revenue, net	103,510	51,584	157,213	107,038

Cost of revenue:
Product cost of revenue	39,565	32,132	65,308	65,512
Service cost of revenue	15,695	12,782	33,521	24,789

Total cost of revenue	55,260	44,914	98,829	90,301

Gross profit	48,250	6,670	58,384	16,737

Operating expenses:
Research and development	18,752	15,422	43,871	31,392
Sales and marketing	8,637	6,619	19,090	14,910
General and administrative	10,879	6,920	25,015	14,425

Total operating expenses	38,268	28,961	87,976	60,727

Operating income (loss)	9,982	(22,291)	(29,592)	(43,990)

Other income (expense), net:
Interest expense	(184)	(1,229)	(1,236)	(2,153)
Conversion of promissory notes and remeasurement of warrants and derivatives	—	151	(23,676)	4,400

Other income (expense), net	(184)	(1,078)	(24,912)	2,247

Income (loss) before income taxes	9,798	(23,369)	(54,504)	(41,743)
Provision for income taxes	328	38	392	96

Net income (loss)	$9,470	$(23,407)	$(54,896)	$(41,839)
Deemed dividend to convertible preferred stockholders	—	—	(105,000)	—

Net income (loss) attributable to common stockholders	$9,470	$(23,407)	$(159,896)	$(41,839)

Net income (loss) per share attributable to common stockholders:
Basic	$0.20	$(6.38)	$(5.58)	$(11.45)

Diluted	$0.19	$(6.38)	$(5.58)	$(11.45)

Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	46,599	3,669	28,637	3,655
Diluted	48,995	3,669	28,637	3,655

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$9,470	$(23,407)	$(54,896)	$(41,839)
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency exchange	60	(73)	107	(57)

Other comprehensive income (loss)	60	(73)	107	(57)

Comprehensive income (loss)	$9,530	$(23,480)	$(54,789)	$(41,896)

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(54,896)	$(41,839)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,366	3,644
Stock-based compensation	37,513	8,606
Conversion of promissory notes and remeasurement of warrants and derivatives	23,676	(4,400)
Other non-cash adjustments	1,452	1,656
Changes in operating assets and liabilities:
Accounts receivable	(13,183)	(16,756)
Inventory	(5,007)	(3,255)
Prepaid expenses and other current assets	(3,187)	(376)
Deferred cost of revenue	(23,073)	2,991
Other long-term assets	2,362	(1,454)
Accounts payable	7,373	3,210
Accrued liabilities	(538)	(1,671)
Customer deposits	(246)	(6,808)
Deferred revenue	2,666	26,498
Other liabilities	(1,239)	1,873

Net cash used in operating activities	(22,961)	(28,081)

Cash flows provided by (used in) investing activities:
Decrease in restricted cash	—	140
Purchases of property and equipment	(2,462)	(3,133)

Net cash used in investing activities	(2,462)	(2,993)

Cash flows provided by (used in) financing activities:
Payment upon termination of preferred stock warrants of a related party	(12,000)	—
Proceeds from initial public offering, net of offering costs	84,705	—
Proceeds from private placement of common stock with a related party	12,000	—
Payments on capital lease obligations	(944)	(508)
Proceeds from sale-leaseback of property and equipment	—	1,676
Proceeds from issuance of convertible promissory note	—	28,993
Proceeds from issuance of common stock, net of repurchases	190	402
Taxes paid related to net share settlement of equity awards	(6,204)	—

Net cash provided by financing activities	77,747	30,563

Net increase in cash and cash equivalents	52,324	(511)
Cash and cash equivalents—beginning of period	72,646	71,687

Cash and cash equivalents—end of period	$124,970	$71,176

Supplemental cash flow information—cash paid for taxes	$133	$203

Supplemental cash flow information—cash paid for interest	$151	$70

Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$270,725	$—

Fair value of common stock issued on conversion of convertible promissory notes	$79,441	$—

Deferred offering costs not yet paid	$474	$—

Property and equipment acquired under capital lease	$510	$1,676

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2013.

There have been no changes to our significant accounting policies described in the Prospectus that have had a material impact on our condensed consolidated financial statements and related notes.

Initial Public Offering

In March 2013, we completed our initial public offering (“IPO”) in which we issued and sold 5,462,500 shares of common stock at a public offering price of $17.00 per share. We received net proceeds of $84.7 million after deducting underwriting discounts and commissions of $6.5 million and paid offering costs in the six months ended June 30, 2013 of $1.7 million, but before deducting previously paid offering expenses of approximately $4.7 million. Concurrently with our IPO, we issued and sold in a private placement 705,881 shares of common stock at the public offering price of $17.00 per share, which resulted in net proceeds of $12.0 million. In addition, in connection with our IPO:

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

•

We reduced our preferred stock warrant liability by $11.2 million and recorded a loss of $0.8 million in the six months ended June 30, 2013 resulting from our payment of $12.0 million as consideration for the termination of certain warrants to purchase shares of Series A preferred stock and all warrants to purchase shares of Series C preferred stock, which occurred immediately prior to the effectiveness of our IPO. Please see Note 6 (Convertible Preferred Stock and Preferred Stock Warrants).

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

•

We recognized stock-based compensation expense of $4.4 million in the six months ended June 30, 2013 upon the issuance of 87,507 shares of common stock following the vesting upon the effectiveness of the Registration Statement on Form S-1 of 87,507 restricted stock units previously granted in connection with our incentive bonus plans. Please see Note 8 (Stock-Based Compensation) for further discussion of this stock-based compensation expense.

•

We recognized stock-based compensation expense of $10.2 million in the six months ended June 30, 2013 upon the issuance of 602,274 shares of common stock following the granting upon the effectiveness of the Registration Statement on Form S-1 of 602,274 fully vested restricted stock units in connection with our incentive bonus plans. Please see Note 8 (Stock-Based Compensation) for further discussion of this stock-based compensation expense.

•

We recognized stock-based compensation expense of approximately $4.1 million in the six months ended June 30, 2013 related to the modification of stock options held by current employees. Please see Note 8 (Stock-Based Compensation) for further discussion of this stock-based compensation expense.

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

Inventory

Inventory is stated at the lower of cost or market. Inventory consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Component parts	$244	$299
Finished goods	12,376	7,432

Inventory	$12,620	$7,731

Finished goods inventory included consigned inventory totaling $5.6 million and $3.5 million as of June 30, 2013 and December 31, 2012, respectively.

Product Warranty

We provide warranties for substantially all of our products. Our standard warranty period extends from one to five years. We accrue for costs of standard warranty at the time of product shipment, and record changes in estimates to warranty accruals when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

Product warranty obligation is presented as follows on the condensed consolidated balance sheets (in thousands):

	June 30, 2013	December 31, 2012
Warranty obligation—classified in accrued liabilities	$3,017	$3,109
Warranty obligation—classified in other liabilities	2,978	3,207

	$5,995	$6,316

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product warranty activity was as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Warranty obligation—beginning of period	$6,316	$9,631
Warranty expense for new warranties issued	907	703
Utilization of warranty obligation	(1,110)	(740)
Changes in estimates for pre-existing warranties	(118)	(2,172)

Warranty obligation—end of period	$5,995	$7,422

During the six months ended June 30, 2013 and 2012, we revised our estimated warranty liability to reflect updated product field reliability experience and recorded a reduction of product warranty liability and product cost of revenue by $0.1 million and $2.2 million, respectively.

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

In certain customer arrangements, we have provided extended warranties for periods of up to 15 years following the initial standard warranty period. We recognize revenue associated with extended warranties over the extended warranty period when the extended warranty period commences. Costs associated with providing extended warranties are expensed as incurred during the extended warranty period. As of June 30, 2013 and December 31, 2012, we had deferred revenue associated with extended warranty arrangements of $0.2 million and $0.4 million, respectively, included in other current liabilities, and $6.4 million and $5.5 million, respectively, included in other long-term liabilities on our condensed consolidated balance sheets.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Net income (loss) per share

In connection with our IPO in March 2013, all of our outstanding convertible preferred stock converted into common stock. In addition, we recognized a deemed dividend of $105.0 million to common stockholders on the date of conversion, as discussed further in Note 6 (Convertible Preferred Stock and Preferred Stock Warrants). Basic net income (loss) per share applicable to common stockholders is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share applicable to common stockholders is computed by giving effect to all potential shares of common stock, including convertible debt, stock options, warrants and convertible preferred stock, to the extent dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$9,470	$(23,407)	$(54,896)	$(41,839)
Deemed dividend to convertible preferred stockholders	—	—	(105,000)	—

Net income (loss) available to common stockholders	$9,470	$(23,407)	$(159,896)	$(41,839)
Weighted average common shares outstanding—basic	46,599	3,669	28,637	3,655

Dilutive effect of employee equity incentive plans	2,342	—	—	—

Dilutive effect of warrants to purchase common stock	54	—	—	—

Weighted average common shares outstanding—diluted	48,995	3,669	28,637	3,655

Basic earnings per common share	$0.20	$(6.38)	$(5.58)	$(11.45)

Diluted earnings per common share	$0.19	$(6.38)	$(5.58)	$(11.45)

The following potential common shares outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase common stock and restricted stock units	2,636	5,624	6,565	5,624
Warrants to purchase convertible preferred stock	—	386	—	386
Warrants to purchase common stock	1	50	55	50
Convertible preferred stock	—	22,366	—	22,366

Total common stock equivalents	2,637	28,426	6,620	28,426

3. Financial Instruments

As of June 30, 2013 and December 31, 2012, there were no financial assets recorded at fair value on a recurring basis. As of June 30, 2013, there were no financial liabilities recorded at fair value on a recurring basis.

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

We held no short-term investments as of June 30, 2013 and December 31, 2012.

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

The compound embedded derivatives were marked to market each period and the changes in the fair value were included as a non-cash item in other income (expense), net on our condensed consolidated statements of operations. In connection with our IPO in March 2013, the December 2011 Note and February 2012 Note, together with accrued interest, were converted into shares of common stock and accounted for as debt extinguishment, as discussed further in Note 4 (Borrowings).

As of December 31, 2012, the carrying amount and estimated fair value of the convertible promissory notes and compound embedded derivatives using Level 3 measurements were as follows (in thousands):

	Carrying Amount	Estimated Fair Value
Convertible promissory notes	$52,800	$54,846
Compound embedded derivatives	3,519	3,519

Fair Value Remeasurement of Preferred Stock Warrants

We recorded the warrants as liabilities at their initial grant date fair value and thereafter recorded gains and losses arising from the change in fair value as a component of other income, net, in the condensed consolidated statements of operations. We recorded an unrealized gain of $4.7 million for the six months ended June 30, 2012. As of June 30, 2013, there were no longer any preferred stock warrants outstanding, as discussed further in Note 6 (Convertible Preferred Stock and Preferred Stock Warrants).

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a roll-forward of the fair value of the convertible preferred stock warrants and compound embedded derivative categorized with Level 3 inputs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning of period	$—	$14,409	$14,780	$15,018
Remeasurement and termination of convertible preferred stock warrants	—	(116)	(11,261)	(4,743)
Issuance of compound embedded derivatives	—	—	—	3,640
Remeasurement and extinguishment of compound embedded derivatives	—	(35)	(3,519)	343

End of period	$—	$14,258	$—	$14,258

4. Borrowings

Credit Facility

We have available a line of credit with a bank, which originally provided for advances and the issuance of letters of credit of up to $40 million. On May 8, 2013, we amended our credit agreement to increase the available capacity from $40 million to $50 million. As of June 30, 2013, there were no borrowings outstanding under the credit agreement; however, $14.7 million of letters of credit were outstanding, leaving $35.3 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of June 30, 2013 we were in compliance with the financial covenants in the credit agreement.

The credit agreement is guaranteed by certain of our accounts receivable, inventory and cash. Loans under the credit agreement bear interest at the bank’s prime rate plus a margin. The credit agreement will terminate and all amounts owing thereunder will be due and payable on May 17, 2015, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the bank (or automatically in the case of certain bankruptcy-related events of default), or (b) the maturity date is extended upon our request, subject to the agreement of the bank. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the bank. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet monthly financial tests with respect to liquidity ratio and unrestricted cash.

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

In connection with our IPO in March 2013, the December 2011 Note and February 2012 Note together with contractual accrued interest of $2.3 million thereon through March 18, 2013, the closing date of our IPO, converted into 3,764,954 shares of common stock-based on the outstanding principal and accrued interest at a conversion price equal to 88% of the IPO price of $17.00 per share. The conversion of the convertible notes and issuance of common stock were accounted for as debt extinguishments and accordingly, the convertible notes, unamortized debt issuance costs and bifurcated compound embedded derivatives were removed at their respective carrying amounts and the shares of common stock issued were measured at fair value based on the closing price on the date our IPO closed. As a result, we recorded a loss on debt extinguishments of $22.9 million in the six months ended June 30, 2013.

The following table provides a roll-forward of the carrying value of the convertible promissory notes and compound embedded derivatives (in thousands):

	Convertible Promissory Notes	Compound Embedded Derivatives	Total
Balances at December 31, 2012	$52,800	$3,519	$56,319
Accrued interest on convertible promissory notes	558	—	558
Accretion of discount on convertible promissory notes	377	—	377
Conversion of convertible promissory notes and embedded derivatives	(53,735)	(3,519)	(57,254)

Balances at June 30, 2013	$—	$—	$—

5. Commitments and contingencies

Operating and Capital Leases

As of June 30, 2013, we had an aggregate of $14.3 million of financial commitments related to office space under noncancelable operating leases and equipment under capital leases. The aggregate of $14.3 million of future minimum commitments consisted of $2.5 million due for the remainder of fiscal 2013, $4.6 million due in fiscal 2014, $4.0 million due in fiscal 2015 and $3.2 million due in fiscal 2016.

Legal Contingencies

We were named in a lawsuit filed on September 9, 2010 in the Superior Court of the State of California, San Mateo County (Edwards v. Silver Spring Networks). The lawsuit claims to be a “class action” on behalf of California consumers, and alleges that smart meters are defective and generate incorrect bills. We have filed a motion to dismiss this case and, on September 1, 2011, the San Mateo Superior Court granted our motion without leave to amend as to two of the plaintiffs’ causes of action and with leave to amend as to a third claim. On February 25, 2012 the plaintiffs filed an amended complaint. On May 30, 2012, we filed an answer to the amended complaint denying the plaintiffs’ allegations. On August 3, 2012, the plaintiffs filed a second amended complaint, and on September 18, 2012, we filed a demurrer to one of the two claims asserted in the second amended complaint. The court has overruled our demurrer. On November 9, 2012, the plaintiffs filed a motion for class certification. A hearing on the class certification motion was held on January 25, 2013. On April 11, 2013, the court denied the class certification motion without prejudice. The court allowed the plaintiffs to file a revised class certification motion, which the plaintiffs filed on June 28, 2013. A hearing on the revised class certification motion is scheduled for September 2013. We intend to continue vigorously defending against the action. The amount of any potential exposure to us is not estimable at this time.

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

On September 16, 2011 TransData, Inc. filed suit in United States District Court for the Western District of Oklahoma, against our customer, Oklahoma Gas & Electric Company, alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters. Together with the meter manufacturer, General Electric Company, we have agreed to indemnify and defend Oklahoma Gas & Electric Company in connection with the TransData suit. An early claim construction hearing was held for one claim term on February 5, 2013, and the court provided an order on that term on June 25, 2013. The parties are currently briefing a full claim construction, and a hearing for the full claim construction has not yet been scheduled. We believe that we have meritorious defenses to TransData’s allegations, and together with General Electric Company intend to vigorously defend our customer. The amount of any potential exposure to us is not estimable at this time.

On March 21, 2013, Linex Technologies, Inc., a non-producing entity, filed suit against us in United States District Court for the Southern District of Florida. The complaint alleges infringement of United States Patent Nos. 6,493,377 and 7,167,503 by certain networking technology that we provide. We filed an answer on May 20, 2013. The trial is currently scheduled for May 2014. We believe that we have meritorious defenses to Linex’s allegations and intend to vigorously defend ourselves. The amount of any potential exposure to us is not estimable at this time.

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

As of June 30, 2013 and December 31, 2012, we had a total of $14.7 million and $16.5 million, respectively, of standby letters of credit issued under the credit facility with a financial institution, of which $4.9 million (A$5.1 million) and $5.9 million (A$5.1 million), respectively, were denominated in Australian dollars. In accordance with the terms of our credit facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the credit facility.

As of June 30, 2013, we had a $15.0 million unsecured surety bond. The surety bond provides insurance to support performance obligations under certain customer agreements. As of December 31, 2012, there were no surety bonds outstanding. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

Warrant Termination and Concurrent Private Placement with a Related Party

Prior to our IPO, entities affiliated with Foundation Capital (together, “Foundation Capital”) beneficially owned 32.7% of our common stock. Foundation Capital is considered a related party. Foundation Capital held warrants to purchase 41,993 shares of our Series A Preferred Stock and 333,333 shares of our Series C Preferred Stock prior to our IPO. All such warrants terminated immediately prior to the effectiveness of our IPO in exchange for the aggregate payment by us of $12.0 million to these entities. In connection with the transaction, we reduced our preferred stock warrant liability by $11.2 million and recorded a loss of $0.8 million in the six months ended June 30, 2013.

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

In connection with our IPO in March 2013, warrants to purchase shares of our preferred stock converted into warrants to purchase 20,768 shares of our common stock, at a weighted average exercise price of $13.91 per share. In June 2013, we issued 2,910 shares of common stock pursuant to the net exercise of a warrant to purchase 15,519 shares of common stock, with an exercise price of $17.00 per share. Following the exercise, there remains one outstanding warrant to purchase 5,249 shares of our common stock with an exercise price of $4.76 per share, which expires in 2014.

8. Stock-Based Compensation

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$2,531	$640	$9,255	$1,472
Research and development	3,607	1,101	13,151	2,419
Sales and marketing	1,526	725	4,872	1,640
General and administrative	3,181	1,423	10,235	3,075

Stock-based compensation expense	$10,845	$3,889	$37,513	$8,606

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our shares available to grant under the 2012 Plan (in thousands):

Shares Available to Grant
Balance at December 31, 2012	2,996
Additional shares authorized	3,400
Options granted	(611)
Options cancelled or expired	315
Restricted stock units granted	(2,332)
Restricted stock units cancelled	36

Balance at June 30, 2013	3,804

The following table summarizes our stock option activity and related information for the six months ended June 30, 2013 (in thousands, except per share data):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2012	4,616	$21.73
Options granted	611	17.78
Options exercised	(78)	3.24
Options cancelled or expired	(315)	30.99

Balance at June 30, 2013	4,834	$10.40	6.33	$70,299

As of June 30, 2013:
Options vested and expected to vest	4,775	$10.32	6.30	$69,846
Options exercisable	3,694	$8.23	5.64	$61,759

The following table summarizes our restricted stock unit activity and related information for the six months ended June 30, 2013 (in thousands, except per share data):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2012	231	$49.51
Restricted stock units granted	2,332	17.02
Restricted stock units vested	(796)	23.13
Restricted stock units cancelled	(36)	20.62

Balance at June 30, 2013	1,731	$18.48

In March 2013, as approved by our Board of Directors, we modified certain stock options held by employees and directors to purchase 1,752,895 shares of our common stock with an exercise price of $34.90 per share or greater to reduce the exercise price equal to $17.00 per share, the IPO price. There were no changes to vesting terms or conditions. We incurred an incremental charge to stock-based compensation expense of $4.1 million for the six months ended June 30, 2013, and expect to incur $2.2 million of incremental stock-based compensation expense related to the modification over a weighted average period of 1.6 years.

As of June 30, 2013, there was $44.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan

Our Board of Directors adopted the 2012 Employee Stock Purchase Plan (“ESPP”), which became effective on March 12, 2013, pursuant to which 400,000 shares of our common stock have been reserved for future issuance. Eligible employees can enroll and elect to contribute up to 15% of their compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration, with the exception of the initial offering period which commenced in March 2013 upon the date our IPO was declared effective and ends on February 14, 2014. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

9. Income Taxes

Our provision for income taxes for the three and six month period ended June 30, 2013 reflects an effective tax rate of 3.4% and (0.7%), respectively, and primarily consists of foreign income and withholding taxes. Our provision for income taxes for the three and six month period ended June 30, 2012 reflected an effective tax rate of (0.2%) and (0.2%), respectively, and primarily consisted of foreign income taxes.

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

We market our Smart Energy Platform directly to utilities around the world. Leading utilities have selected our networking platform to be the foundation of the smart grid. Since inception through December 31, 2012, we were awarded contracts to network more than 22 million Silver Spring-enabled devices that connect homes and businesses. Our utility customers, as of June 30, 2013, include: Atlantic City Electric Company, a subsidiary of Pepco Holdings Inc., or PHI; Baltimore Gas and Electric Company, or BG&E, a subsidiary of Exelon Corporation; CitiPower Pty and Powercor Australia Ltd., or CHED, subsidiaries of CHEDHA Holdings Pty Limited; Commonwealth Edison Company, a subsidiary of Exelon Corporation; CPFL Energia; CPS Energy; Delmarva Power and Light Company, a subsidiary of PHI; Florida Power & Light Company, or FPL, a subsidiary of NextEra Energy, Inc.; Guelph Hydro Electric Systems, Inc.; Jemena Electricity Networks (Vic) Ltd; Modesto Irrigation District, or MID; Oklahoma Gas and Electric Company, or OG&E, a subsidiary of OGE Energy Corp.; Pacific Gas and Electric Company, or PG&E, a subsidiary of PG&E Corporation; Potomac Electric Power Company, a subsidiary of PHI; Progress Energy Carolinas, Inc. and Progress Energy Florida, Inc., subsidiaries of Progress Energy, Inc.; Sacramento Municipal Utility District, or SMUD; and SP PowerAssets Limited, or Singapore Power. As of June 30, 2013, we had delivered 17.0 million Silver Spring-enabled devices that connect homes and businesses.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as amortization of acquired intangibles. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount grew from 566 employees as of December 31, 2012 to 589 as of June 30, 2013.

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

The non-GAAP financial measures set forth below for the three and six months ended June 30, 2013 and 2012 have been derived from our condensed consolidated financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited, in thousands, except for percentages)		(unaudited, in thousands, except for percentages)
Non-GAAP revenue (billings)(1)	$86,451	$74,033	$160,222	$133,536
Cost of non-GAAP revenue (billings)(2)	60,444	49,129	112,664	85,742

Gross profit (loss) on non-GAAP revenue (billings)(3)	$26,007	$24,904	$47,558	$47,794

Gross margin on non-GAAP revenue (billings)	30%	34%	30%	36%

Adjusted EBITDA(4)	$(2,306)	$1,001	$(8,890)	$(2,251)

(1)	The following table reconciles revenue to non-GAAP revenue (billings):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited, in thousands)		(unaudited, in thousands)
Revenue, net	$103,510	$51,584	$157,213	$107,038
Change in deferred revenue, net of foreign currency translation	(17,059)	22,449	3,009	26,498

Non-GAAP revenue (billings)	$86,451	$74,033	$160,222	$133,536

(2)	The following table reconciles cost of revenue to cost of non-GAAP revenue (billings):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited, in thousands)		(unaudited, in thousands)
Cost of revenue	$55,260	$44,914	$98,829	$90,301
Change in deferred cost of revenue, net of foreign currency translation	7,763	4,903	23,186	(2,991)
Less: Stock-based compensation included in cost of revenue	(2,531)	(640)	(9,255)	(1,472)
Less: Amortization of intangibles included in cost of revenue	(48)	(48)	(96)	(96)

Cost of non-GAAP revenue (billings)	$60,444	$49,129	$112,664	$85,742

(footnotes continued on the next page)

(3)	The following table reconciles gross profit (loss) to gross profit on non-GAAP revenue (billings):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited, in thousands, except for percentages)		(unaudited, in thousands, except for percentages)
Gross profit	$48,250	$6,670	$58,384	$16,737
Change in deferred revenue, net of foreign currency translation	(17,059)	22,449	3,009	26,498
Change in deferred cost of revenue, net of foreign currency translation	(7,763)	(4,903)	(23,186)	2,991
Stock-based compensation included in cost of revenue	2,531	640	9,255	1,472
Amortization of intangibles included in cost of revenue	48	48	96	96

Gross profit on non-GAAP revenue (billings)	$26,007	$24,904	$47,558	$47,794

Gross margin on non-GAAP revenue (billings)	30%	34%	30%	36%

(4)	The following table reconciles net loss to adjusted EBITDA:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
	(unaudited, in thousands)		(unaudited, in thousands)
Net income (loss)	$9,470	$(23,407)	$(54,896)	$(41,839)
Change in deferred revenue, net of foreign currency translation	(17,059)	22,449	3,009	26,498
Change in deferred cost of revenue, net of foreign currency translation	(7,763)	(4,903)	(23,186)	2,991
Other (income) expense, net	184	1,078	24,912	(2,247)
Provision for income taxes	328	38	392	96
Depreciation and amortization	1,689	1,857	3,366	3,644
Stock-based compensation	10,845	3,889	37,513	8,606

Adjusted EBITDA	$(2,306)	$1,001	$(8,890)	$(2,251)

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

Results of Operations and Other Financial Measures

The following table sets forth our condensed consolidated results of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited, in thousands)		(unaudited, in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue, net	$103,510	$51,584	$157,213	$107,038
Cost of revenue	55,260	44,914	98,829	90,301

Gross profit	48,250	6,670	58,384	16,737

Operating expenses:
Research and development	18,752	15,422	43,871	31,392
Sales and marketing	8,637	6,619	19,090	14,910
General and administrative	10,879	6,920	25,015	14,425

Total operating expenses	38,268	28,961	87,976	60,727

Operating income (loss)	9,982	(22,291)	(29,592)	(43,990)

Other income (expense), net	(184)	(1,078)	(24,912)	2,247

Income (loss) before income taxes	9,798	(23,369)	(54,504)	(41,743)
Provision for income taxes	328	38	392	96

Net income (loss)	$9,470	$(23,407)	$(54,896)	$(41,839)

Revenue

The following table sets forth our revenue for the periods shown:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Product revenue	$47,996	$43,958	$4,038	$89,716	$91,898	$(2,182)
Service revenue	55,514	7,626	47,888	67,497	15,140	52,357

Revenue, net	$103,510	$51,584	$51,926	$157,213	$107,038	$50,175

Of the $103.5 million total revenue recognized in the three months ended June 30, 2013, 89%, or $92.6 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to 2013, and 11%, or $10.9 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2013. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented 94% and 6%, respectively, of total revenue for the three months ended June 30, 2013.

Of the $51.6 million total revenue recognized in the three months ended June 30, 2012, 99%, or $50.9 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to 2012, and 1%, or $0.7 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2012. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented 88% and 12%, respectively, of total revenue for the three months ended June 30, 2012.

Of the $157.2 million total revenue recognized in the six months ended June 30, 2013, 93%, or $146.3 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to 2013, and 7%, or $10.9 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2013. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented 91% and 9%, respectively, of total revenue for the six months ended June 30, 2013.

Of the $107.0 million total revenue recognized in the six months ended June 30, 2012, 94%, or $100.4 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to 2012, and 6%, or $6.6 million, was due to the receipt of a customer acceptance of initial phase of deployment of our networking platform and solutions during 2012. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented 89% and 11%, respectively, of total revenue for the six months ended June 30, 2012.

The increase in revenue for follow-on phases of deployment for the three and six months ended June 30, 2013 as compared to three and six months ended June 30, 2012 was primarily due to the recognition of revenue of approximately $48.5 million that was previously deferred in accordance with our revenue recognition policy in connection with contingency provisions in an agreement with a customer that is nearing completion of its network optimization and deployment.

Product Revenue. The $4.0 million increase in product revenue for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was due to an increase of $6.8 million resulting from the recognition of product revenue that was previously deferred subject to contingency provisions for a customer, partially offset by a net decrease of $2.8 million due to lower acceptance volumes partially offset by product mix.

The $2.2 million decrease in product revenue for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was due to a net decrease of $9.0 million resulting from lower acceptance volumes partially offset by product mix. This decrease was partially offset by an increase of $6.8 million resulting from the recognition of product revenue that was previously deferred subject to contingency provisions for a customer.

Service Revenue. The $47.9 million increase in service revenue for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to an increase of $41.6 million resulting from the recognition of services revenue that was previously deferred subject to contingency provisions for a customer, and an increase of $5.0 million for services associated with the receipt of customer acceptances for initial phases of deployment of our networking platform and solutions. Revenue from managed services and SaaS, and professional services represented 36% and 17%, respectively, of total revenue for the three months ended June 30, 2013, and 8% and 7%, respectively, of total revenue for the three months ended June 30, 2012.

The $52.4 million increase in service revenue for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due an increase of $41.6 million from the recognition of services revenue that was previously deferred subject to contingency provisions for a customer, and an increase of $6.3 million for services associated with the receipt of customer acceptances for initial phases of deployment of our advanced metering solution and distribution automation solution. Revenue from managed services and SaaS, and professional services represented 27% and 16%, respectively, of total revenue for the six months ended June 30, 2013, and 7% and 8%, respectively, of total revenue for the six months ended June 30, 2012.

We anticipate that total revenue in the three months ended September 30, 2013 will decrease sequentially and will fluctuate from period to period for the remainder of 2013 and beyond, and may lead to gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Non-GAAP Revenue (billings)

The following table sets forth our non-GAAP revenue (billings) for the periods shown:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Non-GAAP revenue (billings)	$86,451	$74,033	$12,418	$160,222	$133,536	$26,686

The $12.4 million increase in non-GAAP revenue (billings) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was due to increases in billings of $8.2 million from changes in product mix partially offset by lower volumes and $4.2 million in services billings.

Non-GAAP revenue (billings) from our advance metering solution and demand-side management and distribution automation solutions represented 88% and 12%, respectively, of total billings for the three months ended June 30, 2013, and 91% and 9%, respectively, of total billings for the three months ended June 30, 2012.

Non-GAAP revenue (billings) from product, managed services and SaaS, and professional services represented 76%,11% and 13%, respectively, of total billings for the three months ended June 30, 2013, and 78%, 11% and 11%, respectively, of total billings for the three months ended June 30, 2012.

The $26.7 million increase in non-GAAP revenue (billings) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was due to increases in billings of $19.2 million from changes in product mix partially offset by lower volumes and $7.5 million in services billings.

Non-GAAP revenue (billings) from our advance metering solution and demand-side management and distribution automation solutions represented 90% and 10%, respectively, of total billings for the six months ended June 30, 2013, and 90% and 10%, respectively, of total billings for the six months ended June 30, 2012.

Non-GAAP revenue (billings) from product, managed services and SaaS, and professional services represented 76%,11% and 13%, respectively, of total billings for the six months ended June 30, 2013, and 77%, 11% and 12%, respectively, of total billings for the six months ended June 30, 2012.

Cost of Revenue and Gross Profit

The following table sets forth our cost of revenue and gross profit (loss) for the periods shown:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Product cost of revenue	$39,565	$32,132	$7,433	$65,308	$65,512	$(204)
Service cost of revenue	15,695	12,782	2,913	33,521	24,789	8,732

Cost of revenue	$55,260	$44,914	$10,346	$98,829	$90,301	$8,528

Product gross profit (loss)	$8,431	$11,826	$(3,395)	$24,408	$26,386	$(1,978)
Service gross profit (loss)	39,819	(5,156)	44,975	33,976	(9,649)	43,625

Gross profit	$48,250	$6,670	$41,580	$58,384	$16,737	$41,647

In the three and six months ended June 30, 2013, we recognized $2.5 million and $9.3 million, respectively, of stock-based compensation expense in cost of revenue, as compared to $0.6 million and $1.5 million of stock-based compensation expense for the three and six months ended June 30, 2012, respectively. The increases are due to restricted stock units that vested in connection with our IPO, the modification of stock options held by employees as of the date of our IPO, expenses related to our 2013 corporate bonus program, equity awards granted at IPO that were previously communicated to employees but not granted during the period from February 2012 to the date of our IPO, and the implementation of our Employee Stock Purchase Plan that became effective at our IPO.

Product Cost of Revenue. The $7.4 million increase in product cost of revenue for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was due to changes in product mix partially offset by lower acceptance volumes.

The $0.2 million decrease in product cost of revenue for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to a decrease of $3.6 million resulting from changes in product mix partially offset by lower acceptance volumes, offset by an increase of $1.9 million in stock-based compensation and, during the six months ended June 30, 2012, product cost of revenue was lower due to a $1.5 million higher benefit resulting from changes in estimates related to warranties.

Service Cost of Revenue. The $2.9 million increase in service cost of revenue for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was due to an increase of $1.5 million in higher service costs and $1.4 million in stock-based compensation.

The $8.7 million increase in service cost of revenue for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to an increase of $5.9 million in stock based compensation and $2.9 million in higher service costs.

We anticipate that cost of revenue will increase in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, and will fluctuate for the remainder of 2013 and beyond. Changes in our service cost of revenue are disproportionate to changes in our service revenue because we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred, as described under “Financial Overview—Cost of Revenue and Gross Profit (Loss).”

Cost of Non-GAAP Revenue (billings) and Gross Profit on Non-GAAP Revenue (billings)

The following table sets forth our cost of non-GAAP revenue (billings) for the periods shown:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Cost of Non-GAAP revenue (billings)	$60,444	$49,129	$11,315	$112,664	$85,742	$26,922

Cost of non-GAAP revenue (billings) increased by $11.3 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to an increase of $10.2 million in product cost of non-GAAP revenue primarily due to changes in the mix of products shipped partially offset by lower volumes and an increase of $1.5 million in cost of services.

Cost of non-GAAP revenue (billings) increased by $26.9 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to an increase of $24.6 million in product cost of billings primarily due to changes in the mix of products shipped partially offset by lower volumes and an increase of $2.9 million in cost of services.

The following table sets forth our gross profit (loss) on non-GAAP revenue (billings) for the periods shown:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands except percentages)			(unaudited, in thousands except percentages)
Gross profit on non-GAAP revenue (billings)	$26,007	$24,904	$1,103	$47,558	$47,794	$(236)
Gross margin on non-GAAP revenue (billings)	30%	34%		30%	36%

Gross profit on non-GAAP revenue (billings) increased by $1.1 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to increases in gross profit of $2.7 million from services, offset by a decrease in gross profit of $1.6 million from changes in product mix.

For the three months ended June 30, 2013, gross margin on non-GAAP revenue (billings) was 30% as compared with 34% for the comparable period in 2012. The gross margin decline was driven primarily by changes in product mix, partially offset by an increase in gross profit from services.

Gross profit on non-GAAP revenue (billings) decreased by $0.2 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due to a decrease in gross profit of $4.8 million from changes in product mix, partially offset by an increase in gross profit of $4.6 million from services.

For the six months ended June 30, 2013, gross margin on non-GAAP revenue (billings) was 30% as compared with 36% for the comparable period in 2012. The gross margin decline was driven primarily by changes in product mix, partially offset by an increase in gross profit from services.

We expect gross margin on non-GAAP revenue (billings) to fluctuate from period to period throughout 2013.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Research and development	$18,752	$15,422	$3,330	$43,871	$31,392	$12,479
Sales and marketing	8,637	6,619	2,018	19,090	14,910	4,180
General and administrative	10,879	6,920	3,959	25,015	14,425	10,590

Operating expenses	$38,268	$28,961	$9,307	$87,976	$60,727	$27,249

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

In the three and six months ended June 30, 2013, we recognized $8.3 million and $28.3 million respectively of stock-based compensation expense in operating expenses, as compared to $3.2 million and $7.1 million for the three and six months ended June 30, 2012 respectively. The increases are due to restricted stock units that vested in connection with our IPO, the modification of stock options held by employees as of the date of our IPO, expenses related to our 2013 corporate bonus program, equity awards granted at IPO that were previously communicated to employees but not granted during the period from February 2012 to the date of our IPO, and the implementation of our Employee Stock Purchase Plan that became effective at our IPO.

Research and Development. The $3.3 million increase in research and development expense for the three months ended June 30, 2013 was primarily due to an increase of $2.5 million in stock-based compensation and $0.7 million in personnel-related expenses.

The $12.5 million increase in research and development expense for the six months ended June 30, 2013 was primarily due to an increase of $10.7 million in stock-based compensation and an increase of $1.6 million in personnel-related expenses.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products. Accordingly, we expect research and development expense to increase in future periods and remain the largest component of our operating expenses.

Sales and Marketing. The $2.0 million increase in sales and marketing expense for the three months ended June 30, 2013 was primarily due to an increase of $0.9 million in personnel-related and commission expenses and $0.8 million in stock based compensation.

The $4.2 million increase in sales and marketing expense for the six months ended June 30, 2013 was primarily due to an increase of $3.2 million in total stock-based compensation.

We expect sales and marketing expense to increase in future periods as we hire new personnel and increase our global marketing and sales activities.

General and Administrative. The $4.0 million increase in general and administrative expense for the three months ended June 30, 2013 was primarily due to an increase of $1.8 million in stock-based compensation and $1.4 million in professional services due to increased legal expenses.

The $10.6 million increase in general and administrative expense for the six months ended June 30, 2013 was primarily due to an increase of $7.2 million in total stock-based compensation and an increase of $1.6 million in professional services due to increased legal expenses.

We expect general and administrative expense to increase as we incur additional costs related to operating as a publicly-traded company including increased audit, legal, regulatory and other related fees.

Operating Income (Loss)

The following table sets forth our operating income (loss) for the periods shown:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Operating income (loss)	$9,982	$(22,291)	$32,273	$(29,592)	$(43,990)	$14,398

Operating income (loss) consists of gross profit less operating expenses. The $32.3 million increase in operating income for the three months ended June 30, 2013 was due to a $41.6 million increase in gross profit, partially offset by an increase in operating expenses of $9.3 million.

The $14.4 million decrease in operating loss for the six months ended June 30, 2013 was due to a $41.6 million increase in gross profit, partially offset by an increase in operating expenses of $27.2 million.

We expect to continue to incur operating losses in future periods as we continue to invest in our growth.

Other Income (Expense), Net

The following table sets forth our other income (expense), net, for the periods shown:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Interest expense	$(184)	$(1,229)	$1,045	$(1,236)	$(2,153)	$917
Conversion of promissory notes and remeasurement of warrants and derivatives	—	151	(151)	(23,676)	4,400	(28,076)

Other income (expense), net	$(184)	$(1,078)	$894	$(24,912)	$2,247	$(27,159)

Other income (expense), net, for the three months ended June 30, 2013 consists of interest expense on our capital leases. For the three months ended June 30, 2012, other income (expense), net also consisted of interest expense from our convertible promissory notes of $1.0 million and to a lesser extent, changes in the fair value of preferred stock warrants and embedded derivatives.

Other income (expense), net, for the six months ended June 30, 2013 consists primarily of a $22.9 million loss on conversion of convertible promissory notes, $0.8 million loss on termination of warrants, and $1.1 million of interest expense on our convertible promissory notes and capital leases. For the six months ended June 30, 2012, other income (expense), net also consisted of changes in the fair value of our preferred stock warrants and embedded derivatives and interest expense on our convertible notes payable, both of which converted upon IPO (see Note 1 in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information). We have historically invested our cash in money market accounts and U.S. Treasury bills. We anticipate continuing to invest in short-term and long-term marketable securities in the near term.

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

Net Income (Loss)

The following table sets forth our net income (loss) for the periods shown:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Net loss	$9,470	$(23,407)	$32,877	$(54,896)	$(41,839)	$(13,057)

Net income (loss) consists of operating income (loss) plus other income (expense), net, less provision for income taxes. The $32.9 million increase in net income for the three months ended June 30, 2013 was primarily due to the $32.3 million decrease in operating loss. The $13.1 million increase in net loss for the six months ended June 30, 2013 was primarily due to the $27.2 million increase in other expense primarily due to the $23.7 million loss on conversion of convertible notes and termination of warrants, offset by a $14.4 million decrease in operating loss.

For the six months ended June 30, 2013, we recorded a non-cash deemed dividend of $105.0 million related to anti-dilution provisions of certain shares of preferred stock that were triggered by the IPO. (See Note 6 in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information).

We expect to continue to incur net losses in future periods as we continue to invest in our growth.

Liquidity and Capital Resources

As of June 30, 2013 we had $125.0 million in cash and cash equivalents. We expect that operating expenses will constitute a material use of our cash balances. In the near term, we intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate increased spending in future periods in order to execute our long-term business plan. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We have incurred net losses and negative cash flows from operating activities since our inception, and we expect we will continue to incur operating and net losses and cash flows to fluctuate from period to period in 2013 and beyond. We believe that our available cash balances and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of customer wins and related billings and the expansion of our production capacity, as well as sales and marketing activities, timing and extent of spending on research and development efforts and the continuing market acceptance of our networking platform and solutions.

Prior to fiscal 2013, we funded our operations primarily through private sales of equity securities and debt financing and, more recently, cash generated from our IPO. In March 2013, we completed our IPO in which we issued and sold 5,462,500 shares of common stock at a public offering price of $17.00 per share. We received net proceeds of $84.7 million after deducting underwriting discounts and commissions of $6.5 million and paid offering costs in the six months ended June 30, 2013 of $1.7 million, but before deducting previously paid and unpaid offering expenses of approximately $4.7 million. Concurrently with our IPO, we issued and sold in a private placement 705,881 shares of common stock at the IPO price of $17.00 per share. We received net proceeds of $12.0 million.

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

We have available a line of credit with a bank, which originally provided for advances and the issuance of letters of credit of up to $40 million. In May 2013, we amended our credit agreement to increase the available capacity from $40 million to $50 million. As of June 30, 2013, there were no borrowings outstanding under the credit agreement; however, $14.7 million of letters of credit were outstanding, leaving $35.3 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of June 30, 2013 we were in compliance with the financial covenants in the credit agreement.

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

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,		Change
	2013	2012
	(unaudited, in thousands)
Cash used in operating activities	$(22,961)	$(28,081)	$5,120
Cash used in investing activities	(2,462)	(2,993)	531
Cash provided by financing activities	77,747	30,563	47,184

Cash Flows from Operating Activities

Operating activities used $23.0 million of cash during the six months ended June 30, 2013, primarily as a result of a net loss of $54.9 million, which was partially offset by non-cash stock-based compensation expense of $37.5 million, non-cash loss on conversion of convertible promissory notes and termination of warrants of $23.7 million, the change in our operating assets and liabilities of $(34.1) million, and depreciation and amortization of $3.4 million.

Operating activities used $28.1 million of cash during the six months ended June 30, 2012, primarily as a result of a net loss of $41.8 million and an adjustment for the non-cash gain associated with the remeasurement of preferred stock warrants and embedded derivatives of $4.4 million, which was partially offset by non-cash stock-based compensation expense of $8.6 million, the change in our operating assets and liabilities of $4.2 million, and depreciation and amortization of $3.6 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth. Cash used in investing activities consisted primarily of cash used in the purchases of property and equipment and totaled $2.5 million and $3.0 million, for the six months ended June 30, 2013, and June 30, 2012, respectively.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $77.8 million during the six months ended June 30, 2013, and consisted primarily of $84.7 million in net proceeds from the sale of 5,462,500 shares of common stock in our IPO, $12.0 million proceeds from the sale of 705,881 shares of common stock in a private placement, partially offset by the payment of $12.0 million payment for the termination of certain Series A and Series C preferred stock warrants, and $6.2 million for taxes paid related to the net share settlement of equity awards.

Cash provided by financing activities totaled $30.6 million during the six months ended June 30, 2012, and consisted primarily of $29.0 million in net proceeds from the issuance of a convertible note.

Concentration of Credit Risk

We typically extend credit to our utility customers and meter manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of June 30, 2013, BGE, Progress Energy, Secure Meters, and GE accounted for 25%, 17%, 14%, and 5%, respectively, of our accounts receivable, as compared to 26%, 15%, 16%, and 10%, respectively, as of December 31, 2012.

To date, we have not had any significant write-offs of uncollectable accounts receivable, and there was no material allowance for doubtful accounts as of June 30, 2013 and December 31, 2012.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of June 30, 2013, our financial guarantees that were not recorded on our balance sheet consisted of $14.7 million of standby letters of credit and $15.0 million of surety bonds related to performance guarantees, facility leases, workers compensation insurance, and a contract bid bond.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended June 30, 2013 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Prospectus.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $125.0 million as of June 30, 2013. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates given the historic low levels of interest being earned on the short-term fixed-rate instruments in which we invest our cash. These instruments included money market funds and U.S. Treasury bills.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the prime interest rate plus an additional margin. As of June 30, 2013, we had not drawn on this credit facility. Our capital leases do not change based on changes in market interest rates.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars and Brazilian real. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the six months ended June 30, 2013 and 2012.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We were named in a lawsuit filed on September 9, 2010 in the Superior Court of the State of California, San Mateo County (Edwards v. Silver Spring Networks). The lawsuit claims to be a “class action” on behalf of California consumers, and alleges that smart meters are defective and generate incorrect bills. We have filed a motion to dismiss this case and, on September 1, 2011, the San Mateo Superior Court granted our motion without leave to amend as to two of the plaintiffs’ causes of action and with leave to amend as to a third claim. On February 25, 2012, the plaintiffs filed an amended complaint. On May 30, 2012, we filed an answer to the amended complaint denying the plaintiffs’ allegations. On August 3, 2012, the plaintiffs filed a second amended complaint, and on September 18, 2012, we filed a demurrer to one of the two claims asserted in the second amended complaint. The court has overruled our demurrer. On November 9, 2012, the plaintiffs filed a motion for class certification. A hearing on the class certification motion was held on January 25, 2013. On April 11, 2013, the court denied the class certification motion without prejudice. The court allowed the plaintiffs to file a revised class certification motion, which the plaintiffs filed on June 28, 2013. A hearing on the revised class certification motion is scheduled for September 2013. We intend to continue vigorously defending against the action.

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

On September 16, 2011 TransData, Inc. filed suit in United States District Court for the Western District of Oklahoma, against our customer, Oklahoma Gas & Electric Company, alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters. Together with the meter manufacturer, General Electric Company, we have agreed to indemnify and defend Oklahoma Gas & Electric Company in connection with the TransData suit. An early claim construction hearing was held for one claim term on February 5, 2013, and the court provided an order on that term on June 25, 2013. The parties are currently briefing a full claim construction, and a hearing for the full claim construction has not yet been scheduled. We believe that we have meritorious defenses to TransData’s allegations, and together with General Electric Company intend to vigorously defend our customer.

On March 21, 2013, Linex Technologies, Inc., a non-producing entity, filed suit against us in United States District Court for the Southern District of Florida. The complaint alleges infringement of United States Patent Nos. 6,493,377 and 7,167,503 by certain networking technology that we provide. We filed an answer on May 20, 2013. The trial is currently scheduled for May 2014. We believe that we have meritorious defenses to Linex’s allegations and intend to vigorously defend ourselves.

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

We have incurred significant losses to date, with an accumulated deficit of $605.4 million as of June 30, 2013. For the years ended December 31, 2010, 2011 and 2012, and for the six months ended June 30, 2013, we incurred net loss of $(148.4) million, $(92.4) million, $(89.7) million and $(54.9) million, respectively. We expect these losses to continue. We anticipate negative operating cash flow for the foreseeable future, as we expect to incur significant operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Many of these expenses relate to prospective utility customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, billings and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. While our revenue and billings have increased in recent periods, there can be no assurances that our revenue and billings will continue to increase or will not decrease on a quarterly or annual basis. For example, we had lower revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We expect revenue, gross margin on non-GAAP revenue (billings), and adjusted EBITDA to fluctuate from period to period throughout 2013. We also expect operating losses in certain future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP Financial Measures” above.

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

In addition, we have agreements with our primary contract manufacturer, which provides for tiered volume-based pricing. To the extent our volumes decrease below specific thresholds, our gross profit and gross margins will be negatively impacted, which has occurred previously. Alternatively, in order to take advantage of the tiered volume-based pricing in any one quarter, we may purchase, and have previously purchased, additional inventory exposing us to the risk that we may incur costs for excess and obsolete inventory.

Our revenue is not predictable and recognition of a significant portion of it will be deferred into future periods.

Once a utility decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our utility customers choose to deploy our Smart Energy Platform, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, the requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future will likely continue to require us to defer, a significant amount of revenue until undetermined future periods. As of June 30, 2013, we had $510.7 million in deferred revenue. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

Amounts included in our total backlog and order backlog may not result in actual billings or revenue or translate into profits.

Our total backlog disclosed in the Prospectus represents future product and service billings that we expect to generate pursuant to contracts that we have entered into with our utility customers and meter manufacturers. Our total backlog includes our order backlog, also disclosed in the Prospectus, which represents future billings for open purchase orders and other firm commitments. We anticipate that our total backlog and order backlog will fluctuate from period to period throughout 2013 and beyond.

We cannot guarantee that our total backlog or order backlog will result in actual billings in the originally anticipated period or at all. In addition, the contracts reflected in our total backlog and order backlog may not generate margins equal to or better than our historical operating results. We only recently began to track total backlog and order backlog on a consistent basis as performance measures and as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our total backlog and order backlog. Our customer contracts are typically structured as master purchase and service agreements, or MSAs, under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer or meter partner to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our utility customers and meter manufacturers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past and may in the future cause us to extend the deployment schedule or make modifications under customer contracts. For example, ongoing regulatory uncertainties previously delayed the timing of the planned deployment schedule of Commonwealth Edison Company, or ComEd. In addition, under our MSAs, our utility customers generally have the right to terminate the MSA for any reason, including for their sole convenience, a material breach or insolvency on our part or their inability to obtain required regulatory approval. The occurrence of such adjustments or terminations could materially reduce the amount of, or delay the fulfillment of, our total and order backlog. If our total backlog or order backlog fails to materialize as expected, we could experience a material reduction in future billings, revenue, operating results or cash flow.

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

Our international growth and future success also depend on the availability of radio spectrum that is compatible with our products or on our ability to develop products that use alternative communications technology, such as Gen4, our next-generation networking technology, which is available to utility customers in some products today and will support cellular communications, with more products coming to market as we continue to integrate it with products from additional device partners. In Australia, we primarily use unlicensed spectrum in the 915-928 MHz band with relatively minimal modifications needed to our products. In many other countries, however, there may not be spectrum available or we may be required to obtain a license to operate in any frequency band that is compatible with our products, including, but not limited to, the 902-928 MHz band. Licenses to appropriate spectrum in these countries may be unavailable or only available at unreasonably high prices. Similarly, in the event that we were only able to obtain a license outside of the 902-928 MHz band, the cost of modifying or redesigning our products to make them compatible with available spectrum could be significant or even cost-prohibitive. Alternatively, if we are not able to obtain available spectrum on financially advantageous terms, we may not be able to compete without investing in alternative communication technology. If limitations on the availability of spectrum or the cost of making necessary modifications or investments in new technology preclude us from selling our products in markets outside of the United States, our growth, prospects, financial condition and results of operations could be materially and adversely affected.

A limited number of our utility customers are responsible for a significant portion of our billings, revenue and cash flow. A decrease in sales to these utility customers or delays in customer deployments could have a material adverse effect on our operating results and financial condition.

A substantial majority of our revenue, billings and cash flow depends on relatively large sales to a limited number of utility customers. The combination of lengthy sales cycles and relatively large sales to a small number of utility customers increases the risk of quarterly fluctuations in our billings, revenue and operating results. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP Financial Measures” above for further information regarding customer concentration. Our master purchase and service agreements, or MSAs, do not impose purchase obligations on our utility customers until we have received a purchase order or agreed to a statement of work. Further, the MSAs are typically subject to termination for any reason, including for convenience following a specified notice period. We expect that a limited number of utility customers will continue to account for a substantial portion of our revenue in future periods. Changes in the business requirements, vendor selection, or purchasing behavior of our utility customers could significantly decrease our sales. In addition, our MSAs are complex, often requiring close coordination with our customers over extended preparation and deployment periods and involving large-scale delivery of our products and services. From time to time we have experienced and may in the future experience challenges in satisfying our customers throughout these preparation and deployment periods regarding all aspects of our performance. Additionally, we have, in the past, received correspondence from customers claiming that there have been deficiencies in our timeliness and coordination regarding hardware, software and services for deployment, and requesting that we remedy the deficiencies noted. If we are unable to address customers’ concerns, we could be required to pay penalties, liquidated damages or other expenses, the customer could terminate our MSA and our reputation could be damaged. Additionally, delays in customer deployments can affect our results of operations. For example, ongoing regulatory uncertainties previously delayed the timing of ComEd’s planned deployment schedule. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

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

The safety and security of the power grid, the accuracy and protection of the data collected by meters and transmitted via the smart grid, and concerns about the safety and perceived health risks of using radio frequency communications have been the focus of recent adverse publicity. For example, in Northern California, PG&E’s full-scale deployment of our networking platform and advanced metering solution has been subject to continued scrutiny following allegations of inaccurate bills generated by newly-installed “smart meters” and safety concerns about the levels of radio frequency electromagnetic fields emitted by the wireless communications technology used by the meters. As a result, the California State Senate created a special committee and the California Public Utilities Commission, or CPUC, hired an independent investigator to review the installation and use of advanced metering products. Negative publicity and consumer opposition in California, Maine and elsewhere have caused other utilities or their regulators to respond by delaying or modifying planned smart grid initiatives, mandating that utilities allow their customers to opt out of smart metering programs, or calling for investigations and/or implementation of unfavorable regulations and legislation. For example, in January 2012, the CPUC ruled that PG&E must let its customers retain or receive an analog meter, for nominal initial and monthly fees, if they, for any reason, opt out of PG&E’s deployment of PG&E’s smart meters. Similarly, outside the United States, public concern over smart grid projects in places such as Victoria, Australia has resulted in increased government scrutiny. Additionally, testing commissioned by the CPUC and other organizations could, in the future, contain negative information regarding the accuracy and safety of smart grid solutions. Finally, smart grid projects by other companies may be, or could be viewed by the public as, unsuccessful. Any of the foregoing factors could directly impact our current or future deployments, as well as inhibit the growth of the overall smart grid market, either of which could cause our business to suffer.

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

Our business depends on our ability to integrate our communications modules with electricity meters that are manufactured by third parties such as General Electric Company, Landis+Gyr AG, which was acquired by Toshiba Corporation, and Secure Meters Limited, or Secure Meters. In a typical smart grid deployment, our utility customer purchases our communications modules from one or more meter manufacturers after integration into the meters. Accordingly, even if demand for our products is strong, we have in the past and may in the future be constrained by the production capacity and priorities of the meter manufacturers. In addition, several of these meter manufacturers offer competing smart grid products, partner with other smart grid providers or may otherwise choose not to integrate our communications modules with their meters. If for technical or any other reason we were to lose the ability to integrate our communications modules with meters manufactured by third parties, or if our relationships with meter manufacturers were to be terminated or renegotiated on unfavorable terms, our business, financial condition, and operating results could suffer. Further, there have been instances where meters with which our technology had been integrated experienced defects or had other problems that were unrelated to our technology. If this occurs in the future and the defects or problems are more significant or occur more frequently, our reputation could suffer and our business could be harmed.

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

Our industry is highly competitive and characterized by new and rapidly evolving technologies, standards, regulations, customer requirements, and frequent product introductions. Accordingly, our operating results depend upon, among other things, our ability to develop and introduce new products and services, as well as our ability to reduce production costs of our existing products. For example, in January 2012, we announced Gen4, our next-generation networking technology, which is available in some products today, with more products coming to market as we continue to integrate it with products from additional device partners. The process of developing new technologies and products is complex, and if we are unable to develop enhancements to, and new features for, our existing products or acceptable new products that keep pace with technological developments or industry standards, our products may become obsolete, less marketable and less competitive and our business could be significantly harmed.

We depend on our ability to develop new products and to enhance and sustain the quality of existing products.

Most of our current billings and revenue are derived from our networking platform and advanced metering solution, but our growth and future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. For example, in January 2012, we announced Gen4, our next-generation networking technology, which is available in some products today, with more products coming to market as we continue to integrate it with products from additional device partners. In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. The market for smart grid technology products is still in its early stages, and we cannot assure you that we will be successful in developing or selling new products in this market. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful.

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

Furthermore, changes in the underlying regulatory conditions that affect utilities could have a potentially adverse effect on a utility’s interest or ability to implement smart grid technologies. For example, ongoing regulatory uncertainties previously delayed the timing of ComEd’s planned deployment schedule. Many regulatory jurisdictions have implemented rules that provide financial incentives for the implementation of energy efficiency and demand response technologies, often by providing rebates or through the restructuring of utility rates. If these programs were to cease, or if they were restructured in a manner inconsistent with the capabilities enabled by our products and services, our business, financial condition and results of operations could be significantly harmed.

The adoption of industry standards applicable to our products or services could limit our ability to compete in the marketplace.

Standards bodies, which are formal and informal associations that seek to establish voluntary, non-governmental product and technology standards, are influential in the United States and abroad. We participate in voluntary standards organizations in order to both help promote non-proprietary, open standards for interoperability with our products and prevent the adoption of exclusionary standards. However, we are not able to control the content of adopted voluntary standards and do not have the resources to participate in all voluntary standards processes that may affect our markets. Some of the standards bodies and alliances in which we participate may require that we license to other participants including competitors certain of our patent claims that are necessary or essential to practice a particular standard, who elect to produce products compliant with that standard. These obligations to license our necessary patent claims may allow our competitors to use our patents to develop and sell products that compete with our products without spending the time and expense that we incurred to develop the technology covered by the patents, thereby potentially reducing any time to market advantage we might have as a result of these patents. These obligations could also substantially restrict and may eliminate our ability to use our patents as a barrier to entry or as a significant source of revenue. Moreover, because the specifications for these industry standards are generally available to members of the applicable standards bodies and alliances for little or no cost, competitors might be able to more easily create products that compete with our products.

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

Our future success will depend significantly on our ability to manufacture our products timely and cost-effectively, in sufficient volumes, and in accordance with quality standards. Our primary manufacturing relationship is with Plexus Corp., who provides us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our utility customers and third-party vendors.

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

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. We increased our total number of regular full-time employee headcount from 394 employees as of December 31, 2009 to 589 as of June 30, 2013. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer.

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

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. To date, we have completed only one small acquisition, and we therefore have limited experience in successfully acquiring and integrating additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. We may have difficulty integrating acquired technologies or products with our existing products and services. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. In addition, any acquisitions we are able to complete may not result in the synergies or any other benefits we had expected to achieve, which could result in substantial write-offs. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

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

As of June 30, 2013, we had 52 patents issued and 87 patent applications pending in the United States and, in foreign jurisdictions, we had 58 patents granted and 188 patent applications pending, which are collectively based on 57 U.S. patent applications. Our patents expire at various times between 2015 and 2031. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended June 30, 2013, the closing price of our common stock on the New York Stock Exchange ranged from $16.17 to $24.94 per share. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

A significant portion of our total outstanding shares may be sold into the market in the near future. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of June 30, 2013, 46,637,948 shares of our common stock were outstanding. The 5,462,500 shares of common stock sold in our IPO are available for sale in the public market and the remaining outstanding shares of our common stock are currently restricted as a result of market standoff and/or lock-up agreements but will be available for sale in the public market on September 9, 2013.

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

As of June 30, 2013 our directors, executive officers and their respective affiliates, beneficially owned, in the aggregate, 43.4% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Not applicable.

(b) Use of Proceeds

On March 18, 2013, we closed our IPO in which we sold 5,462,500 shares of our common stock at an offering price per share of $17.00 pursuant to a registration statement on Form S-1 (File No. 333-175393), which was declared effective by the Securities and Exchange Commission on March 12, 2013. The offering commenced on March 12, 2013 and did not terminate before all of the securities registered in the registration statement were sold. Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering and Stifel, Nicolaus & Company, Incorporated, Piper Jaffray & Co., Canaccord Genuity Inc., Evercore Group L.L.C., Pacific Crest Securities LLC and Robert W. Baird & Co. acted as co-managers. We received net proceeds of $84.7 million after deducting underwriting discounts and commissions of $6.5 million and paid offering costs in the six months ended June 30, 2013 of $1.7 million, but before deducting previously paid offering expenses of approximately $4.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of June 30, 2013, the funds were held in cash. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 13, 2013.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective on August 8, 2013, Ben Kortlang resigned as a member of the Board of Directors of Silver Spring Networks to focus on investments in privately held companies as a partner of Kleiner Perkins Caufield and Byers.

Item 6.	Exhibits.

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

10.11*	SmartMeter Program Upgrade Supply Agreement, dated July 23, 2008, as amended, between the Registrant and Pacific Gas and Electric Company				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.
**	The certifications attached as Exhibit 32 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on August 8, 2013.

SILVER SPRING NETWORKS, INC.

By:	/s/ Scott A. Lang
Scott A. Lang Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John R. Joyce
John R. Joyce Vice Chairman and Chief Financial Officer (Principal Financial Officer)