Form 10-Q
period 2013-09-30
SILVER SPRING NETWORKS INC
filed 2013-11-07
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2013, there were approximately 47,129,761 shares of the Registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,865	$72,646
Short-term investments	61,566	—
Accounts receivable	59,587	56,528
Inventory	6,997	7,731
Deferred cost of revenue	65,869	45,298
Prepaid expenses and other current assets	5,615	3,456

Total current assets	281,499	185,659

Property and equipment, net	12,857	12,701
Deferred cost of revenue, non-current	209,232	199,865
Deferred tax assets, non-current	8,075	8,265
Other long-term assets	2,275	11,254

Total assets	$513,938	$417,744

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$26,323	$28,104
Accrued liabilities	19,156	14,831
Deferred revenue	149,990	89,838
Current portion of capital lease obligations	1,760	1,647
Deferred tax liability	7,950	7,897

Total current liabilities	205,179	142,317

Deferred revenue, non-current	382,556	418,218
Preferred stock warrant liability	—	11,261
Convertible promissory notes and embedded derivatives	—	56,319
Other liabilities	15,138	18,412

Commitments and contingencies (Note 5)

Convertible preferred stock:
$0.001 par value; no shares authorized, issued and outstanding, and aggregate liquidation preference of $0 as of September 30, 2013; 26,072 shares authorized, 22,366 shares issued and outstanding, and aggregate liquidation preference of $381,338 as of December 31, 2012	—	270,725

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued or outstanding as of September 30, 2013; no shares authorized, issued or outstanding, as of December 31, 2012	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized and 46,933 shares issued and outstanding as of September 30, 2013; 80,000 shares authorized and 3,764 shares issued and outstanding as of December 31, 2012	46	4
Additional paid-in capital	528,598	51,078
Accumulated other comprehensive income (loss)	40	(136)
Accumulated deficit	(617,619)	(550,454)

Total stockholders’ deficit	(88,935)	(499,508)

Total liabilities, convertible preferred stock and stockholders’ deficit	$513,938	$417,744

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Product revenue	$56,650	$30,394	$146,366	$122,292
Service revenue	15,831	9,234	83,328	24,374

Total revenue, net	72,481	39,628	229,694	146,666

Cost of revenue:
Product cost of revenue	34,844	22,846	100,152	88,358
Service cost of revenue	14,411	12,348	47,932	37,137

Total cost of revenue	49,255	35,194	148,084	125,495

Gross profit	23,226	4,434	81,610	21,171

Operating expenses:
Research and development	16,980	15,480	60,851	46,872
Sales and marketing	7,424	6,822	26,514	21,732
General and administrative	10,937	6,599	35,952	21,024

Total operating expenses	35,341	28,901	123,317	89,628

Operating income (loss)	(12,115)	(24,467)	(41,707)	(68,457)

Other income (expense), net:
Interest expense	(54)	(1,198)	(1,290)	(3,351)
Conversion of promissory notes and remeasurement of warrants and derivatives	—	(830)	(23,676)	3,570

Other income (expense), net	(54)	(2,028)	(24,966)	219

Income (loss) before income taxes	(12,169)	(26,495)	(66,673)	(68,238)
Provision for income taxes	100	373	492	469

Net income (loss)	$(12,269)	$(26,868)	$(67,165)	$(68,707)
Deemed dividend to convertible preferred stockholders	—	—	(105,000)	—

Net income (loss) attributable to common stockholders	$(12,269)	$(26,868)	$(172,165)	$(68,707)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.26)	$(7.30)	$(4.96)	$(18.75)

Diluted	$(0.26)	$(7.30)	$(4.96)	$(18.75)

Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	46,729	3,682	34,733	3,664

Diluted	46,729	3,682	34,733	3,664

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(12,269)	$(26,868)	$(67,165)	$(68,707)
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency exchange	(62)	13	45	(44)
Unrealized holding gain on short-term investments	131	—	131	—

Other comprehensive income (loss)	69	13	176	(44)

Comprehensive loss	$(12,200)	$(26,855)	$(66,989)	$(68,751)

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(67,165)	$(68,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,990	5,459
Stock-based compensation	44,503	11,823
Conversion of promissory notes and remeasurement of warrants and derivatives	23,676	(3,570)
Other non-cash adjustments	1,565	2,464
Changes in operating assets and liabilities:
Accounts receivable	(3,126)	(30,833)
Inventory	534	(5,676)
Prepaid expenses and other current assets	(2,248)	447
Deferred cost of revenue	(29,938)	(20,867)
Other long-term assets	3,846	(2,356)
Accounts payable	(1,746)	7,330
Accrued liabilities	2,379	(3,053)
Customer deposits	(247)	(6,954)
Deferred revenue	24,490	72,091
Other liabilities	(3,343)	4,122

Net cash used in operating activities	(1,830)	(38,280)

Cash flows provided by (used in) investing activities:
Decrease in restricted cash	—	140
Purchases of short-term investments	(61,451)	—
Purchases of property and equipment	(3,343)	(4,249)

Net cash used in investing activities	(64,794)	(4,109)

Cash flows provided by (used in) financing activities:
Payment upon termination of preferred stock warrants of a related party	(12,000)	—
Proceeds from initial public offering, net of offering costs	84,472	—
Proceeds from private placement of common stock with a related party	12,000	—
Payments on capital lease obligations	(1,485)	(888)
Proceeds from sale-leaseback of property and equipment	—	1,676
Proceeds from issuance of convertible promissory note	—	28,993
Proceeds from issuance of common stock, net of repurchases	578	545
Taxes paid related to net share settlement of equity awards	(7,722)	—

Net cash provided by financing activities	75,843	30,326

Net increase (decrease) in cash and cash equivalents	9,219	(12,063)
Cash and cash equivalents—beginning of period	72,646	71,687

Cash and cash equivalents—end of period	$81,865	$59,624

Supplemental cash flow information—cash paid for taxes	$186	$316

Supplemental cash flow information—cash paid for interest	$212	$290

Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$270,725	$—

Fair value of common stock issued on conversion of convertible promissory notes	$79,441	$—

Deferred offering costs not yet paid	$245	$—

Property and equipment acquired under capital lease	$1,768	$1,676

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

Initial Public Offering

In March 2013, we completed our initial public offering (“IPO”) in which we issued and sold 5,462,500 shares of common stock at a public offering price of $17.00 per share. We received net proceeds of $84.5 million after deducting underwriting discounts and commissions of $6.5 million and paid offering costs in the nine months ended September 30, 2013 of $1.9 million, but before deducting previously paid offering expenses of approximately $4.5 million. Concurrently with our IPO, we issued and sold in a private placement 705,881 shares of common stock at the public offering price of $17.00 per share, which resulted in net proceeds of $12.0 million. In addition, in connection with our IPO:

•	All of our outstanding convertible preferred stock converted into 32,406,995 shares of common stock.

•	Our $24.0 million and $30.0 million convertible notes together with contractual accrued interest of $2.3 million converted into 3,764,954 shares of common stock. In connection with the conversion, we recorded a loss on debt extinguishments of $22.9 million. Please see Note 4 (Borrowings—Subordinated Convertible Notes) for further discussion on the conversion features of the convertible notes, the calculation of the number of shares into which the notes were converted and the accounting for debt extinguishment.

•	We reduced our preferred stock warrant liability by $11.2 million and recorded a loss of $0.8 million in the nine months ended September 30, 2013 resulting from our payment of $12.0 million as consideration for the termination of certain warrants to purchase shares of Series A preferred stock and all warrants to purchase shares of Series C preferred stock, which occurred immediately prior to the effectiveness of our IPO. Please see Note 6 (Convertible Preferred Stock and Preferred Stock Warrants).

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	We reclassified the preferred stock warrant liability for the surviving warrant to purchase shares of Series A preferred stock and all warrants to purchase shares of Series E preferred stock to additional paid-in capital, as these warrants converted to warrants to purchase shares of common stock. Please see Note 6 (Convertible Preferred Stock and Preferred Stock Warrants).

•	We recognized stock-based compensation expense of $4.4 million in the nine months ended September 30, 2013 upon the issuance of 87,507 shares of common stock following the vesting upon the effectiveness of the Registration Statement on Form S-1 of 87,507 restricted stock units previously granted in connection with our incentive bonus plans. Please see Note 8 (Stock-Based Compensation) for further discussion of this stock-based compensation expense.

•	We recognized stock-based compensation expense of $10.2 million in the nine months ended September 30, 2013 upon the issuance of 602,274 shares of common stock following the granting upon the effectiveness of the Registration Statement on Form S-1 of 602,274 fully vested restricted stock units in connection with our incentive bonus plans. Please see Note 8 (Stock-Based Compensation) for further discussion of this stock-based compensation expense.

•	We recognized stock-based compensation expense of approximately $4.3 million in the nine months ended September 30, 2013 related to the modification of stock options held by current employees. Please see Note 8 (Stock-Based Compensation) for further discussion of this stock-based compensation expense.

•	We reclassified $6.4 million of deferred issuance costs previously recorded in other long-term assets as an off-set to the equity proceeds in connection with our IPO.

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

Inventory

Inventory is stated at the lower of cost or market. Inventory consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Component parts	$47	$299
Finished goods	6,950	7,432

Inventory	$6,997	$7,731

Finished goods inventory included consigned inventory totaling $4.3 million and $3.5 million as of September 30, 2013 and December 31, 2012, respectively.

Product Warranty

We provide warranties for substantially all of our products. Our standard warranty period extends from one to five years. We accrue for costs of standard warranty at the time of product shipment, and record changes in estimates to warranty accruals when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product warranty obligation is presented as follows on the condensed consolidated balance sheets (in thousands):

	September 30, 2013	December 31, 2012
Warranty obligation—classified in accrued liabilities	$3,328	$3,109
Warranty obligation—classified in other liabilities	2,985	3,207

	$6,313	$6,316

Product warranty activity was as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Warranty obligation—beginning of period	$6,316	$9,631
Warranty expense for new warranties issued	1,107	1,081
Utilization of warranty obligation	(1,288)	(1,931)
Changes in estimates for pre-existing warranties	178	(1,717)

Warranty obligation—end of period	$6,313	$7,064

During the nine months ended September 30, 2013 and 2012, we revised our estimated warranty liability to reflect updated product field reliability experience and recorded an increase (reduction) of product warranty liability and product cost of revenue by $0.2 million and $(1.7) million, respectively.

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

Our warranty obligations are affected by product failure rates, claims levels, material usage and supplier warranties on parts included in our products. Because our products are relatively new and we do not have the benefit of long-term experience observing the products’ performance in the field, it is possible that the estimates of a product’s lifespan and incidence of claims could vary from period to period.

In certain customer arrangements, we have provided extended warranties for periods of up to 15 years following the initial standard warranty period. We recognize revenue associated with extended warranties over the extended warranty period when the extended warranty period commences. Costs associated with providing extended warranties are expensed as incurred during the extended warranty period. As of September 30, 2013 and December 31, 2012, we had deferred revenue associated with extended warranty arrangements of $0.4 million and $0.4 million, respectively, included in other current liabilities, and $6.8 million and $5.5 million, respectively, included in other long-term liabilities on our condensed consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(12,269)	$(26,868)	$(67,165)	$(68,707)
Deemed dividend to convertible preferred stockholders	—	—	(105,000)	—

Net income (loss) available to common stockholders	$(12,269)	$(26,868)	$(172,165)	$(68,707)

Weighted average common shares outstanding—basic and diluted	46,729	3,682	34,733	3,664
Basic and diluted earnings per common share	$(0.26)	$(7.30)	$(4.96)	$(18.75)

The following potential common shares outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	September 30,
	2013	2012
Employee equity incentive plans	6,749	5,098
Warrants to purchase convertible preferred stock	—	386
Warrants to purchase common stock	—	50
Convertible preferred stock	—	22,366

Total common stock equivalents	6,749	27,900

3. Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original or remaining maturities at the time of purchase of three months or less, and consist primarily of money market funds and U.S. Government securities. Short-term investments consist of high investment grade securities with original or remaining maturities at the time of purchase of greater than three months, and are available for use in current operations. We classify all of our cash equivalents and short-term investments as available-for-sale and record at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ deficit. Realized gains and losses are included in other income and expense, net. Determining whether a decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. We evaluate our short-term investments for impairment each reporting period. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:

Cash	$61,465	$—	$—	$61,465
Cash equivalents:

Money market mutual funds	20,150	—	—	20,150

U.S. government obligations	250	—	—	250

Total cash equivalents	20,400	—	—	20,400
Short-term fixed income securities:

U.S. government and agency obligations	42,333	109	(1)	42,441

U.S. and foreign corporate debt securities	14,565	34	(2)	14,597
Foreign governments and multi-national agency obligations	4,537	—	(9)	4,528

Total short-term investments	61,435	143	(12)	61,566

Total cash, cash equivalents and short-term investments	$143,300	$143	$(12)	$143,431

We held no cash equivalents or short-term investments as of December 31, 2012.

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments held at September 30, 2013 consisted of the following (in thousands):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$38,040	$38,033
Due after 1 year through 3 years	43,795	43,933

Total cash equivalents & short-term investments	$81,835	$81,966

Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis.

The measurements of fair value were established based on a fair value hierarchy that prioritizes the inputs. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The guidance for fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3—Unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions.

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the first nine months of 2013.

As of September 30, 2013, the fair value of these financial assets recorded at fair value on a recurring basis was determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money-market funds	$20,150	$—	$—	$20,150
U.S. Government obligations	—	250	—	250

Total cash equivalents	20,150	250	—	20,400
Short-term investments:
U.S. Government and agency obligations	—	42,441	—	42,441
U.S. and foreign corporate debt securities	—	14,597	—	14,597
Foreign governments and multi-national agency obligations	—	4,528	—	4,528

Total short-term investments	—	61,566	—	61,566

Total assets measured at fair value	$20,150	$61,816	$—	$81,966

As of September 30, 2013, there were no financial liabilities recorded at fair value on a recurring basis.

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

As of December 31, 2012, there were no financial assets recorded at fair value on a recurring basis.

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

Fair Value Remeasurement of Preferred Stock Warrants

We recorded the warrants as liabilities at their initial grant date fair value and thereafter recorded gains and losses arising from the change in fair value as a component of other income, net, in the condensed consolidated statements of operations. We recorded an unrealized gain of $2.3 million for the nine months ended September 30, 2012. As of September 30, 2013, there were no longer any preferred stock warrants outstanding, as discussed further in Note 6 (Convertible Preferred Stock and Preferred Stock Warrants).

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a roll-forward of the fair value of the convertible preferred stock warrants and compound embedded derivative categorized with Level 3 inputs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning of period	$—	$14,258	$14,780	$15,018
Remeasurement and termination of convertible preferred stock warrants	—	2,483	(11,261)	(2,260)
Issuance of compound embedded derivatives	—	—	—	3,640
Remeasurement and extinguishment of compound embedded derivatives	—	(1,653)	(3,519)	(1,310)

End of period	$—	$15,088	$—	$15,088

4. Borrowings

Credit Facility

We have available a line of credit with a bank, which originally provided for advances and the issuance of letters of credit of up to $40 million. On May 8, 2013, we amended our credit agreement to increase the available capacity from $40 million to $50 million. As of September 30, 2013, there were no borrowings outstanding under the credit agreement; however, $10.5 million of letters of credit were outstanding, leaving $39.5 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of September 30, 2013 we were in compliance with the financial covenants in the credit agreement.

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

In connection with our IPO in March 2013, the December 2011 Note and February 2012 Note together with contractual accrued interest of $2.3 million thereon through March 18, 2013, the closing date of our IPO, converted into 3,764,954 shares of common stock based on the outstanding principal and accrued interest at a conversion price equal to 88% of the IPO price of $17.00 per share. The conversion of the convertible notes and issuance of common stock were accounted for as debt extinguishments and accordingly, the convertible notes, unamortized debt issuance costs and bifurcated compound embedded derivatives were removed at their respective carrying amounts and the shares of common stock issued were measured at fair value based on the closing price on the date our IPO closed. As a result, we recorded a loss on debt extinguishments of $22.9 million in the nine months ended September 30, 2013.

The following table provides a roll-forward of the carrying value of the convertible promissory notes and compound embedded derivatives (in thousands):

	Convertible Promissory Notes	Compound Embedded Derivatives	Total
Balances at December 31, 2012	$52,800	$3,519	$56,319
Accrued interest on convertible promissory notes	558	—	558
Accretion of discount on convertible promissory notes	377	—	377
Conversion of convertible promissory notes and embedded derivatives	(53,735)	(3,519)	(57,254)

Balances at September 30, 2013	$—	$—	$—

5. Commitments and contingencies

Operating and Capital Leases

As of September 30, 2013, we had an aggregate of $18.3 million of financial commitments related to office space under noncancelable operating leases and equipment under capital leases. The aggregate of $18.3 million of future minimum commitments consisted of $1.5 million due for the remainder of fiscal 2013, $5.9 million due in fiscal 2014, $5.4 million due in fiscal 2015, $4.0 million due in fiscal 2016, $0.2 million due in fiscal 2017, $0.2 due in fiscal 2018, and $1.1 million due thereafter.

Legal Contingencies

We were named in a lawsuit filed on September 9, 2010 in the Superior Court of the State of California, San Mateo County (Edwards v. Silver Spring Networks). The lawsuit claims to be a “class action” on behalf of California consumers, and alleges that smart meters are defective and generate incorrect bills. We have filed a motion to dismiss this case and, on September 1, 2011, the San Mateo Superior Court granted our motion without leave to amend as to two of the plaintiffs’ causes of action and with leave to amend as to a third claim. On February 25, 2012 the plaintiffs filed an amended complaint. On May 30, 2012, we filed an answer to the amended complaint denying the plaintiffs’ allegations. On August 3, 2012, the plaintiffs filed a second amended complaint, and on September 18, 2012, we filed a demurrer to one of the two claims asserted in the second amended complaint. The court has overruled our demurrer. On November 9, 2012, the plaintiffs filed a motion for class certification. A hearing on the class certification motion was held on January 25, 2013. On April 11, 2013, the court denied the class certification motion without prejudice. The court allowed the plaintiffs to file a revised class certification motion, which the plaintiffs filed on June 28, 2013. A hearing on the revised class certification motion was held on September 6, 2013. We intend to continue vigorously defending against the action. The amount of any potential exposure to us is not estimable at this time.

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

On September 16, 2011 TransData, Inc. filed suit in United States District Court for the Western District of Oklahoma, against our customer, Oklahoma Gas & Electric Company, alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters. Together with the meter manufacturer, General Electric Company, we have agreed to indemnify and defend Oklahoma Gas & Electric Company in connection with the TransData suit. An early claim construction hearing was held for one claim term on February 5, 2013, and the court provided an order on that term on June 25, 2013. A hearing for the full claim construction was held on September 25, 2013. The court issued the claim construction order on October 1, 2013. We believe that we have meritorious defenses to TransData’s allegations, and together with General Electric Company intend to vigorously defend our customer. The amount of any potential exposure to us is not estimable at this time.

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

As of September 30, 2013 and December 31, 2012, we had a total of $10.5 million and $16.5 million, respectively, of standby letters of credit issued under the credit facility with a financial institution, of which $0.6 million (A$0.6 million) and $5.9 million (A$5.1 million), respectively, were denominated in Australian dollars. As of September 30, 2013, we had a $15.0 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. As of December 31, 2012, there was no surety bond outstanding. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

Insurance. We maintain various insurance coverages, subject to policy limits and certain conditions, that enable us to recover a portion of amounts paid by us in connection with our obligation to indemnify our utility customers and meter manufacturers. However, because our maximum liability associated with such indemnification obligations generally is not stated explicitly in the related agreements, and further because many states prohibit limitations of liability for such indemnified claims, the maximum potential amount of future payments we could be required to make under these indemnification provisions could significantly exceed insurance policy limits.

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

Warrant Termination and Concurrent Private Placement with a Related Party

Prior to our IPO, entities affiliated with Foundation Capital (together, “Foundation Capital”) beneficially owned 32.7% of our common stock. Foundation Capital is considered a related party. Foundation Capital held warrants to purchase 41,993 shares of our Series A Preferred Stock and 333,333 shares of our Series C Preferred Stock prior to our IPO. All such warrants terminated immediately prior to the effectiveness of our IPO in exchange for the aggregate payment by us of $12.0 million to these entities. In connection with the transaction, we reduced our preferred stock warrant liability by $11.2 million and recorded a loss of $0.8 million in the nine months ended September 30, 2013.

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

As of September 30, 2013, we issued 57,370 shares of common stock pursuant to the net exercise of all of our common stock warrants.

8. Stock-Based Compensation

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$1,376	$521	$10,631	$1,993
Research and development	1,905	876	15,056	3,295
Sales and marketing	950	632	5,822	2,272
General and administrative	2,759	1,188	12,994	4,263

Stock-based compensation expense	$6,990	$3,217	$44,503	$11,823

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our shares available to grant under the 2012 Plan (in thousands):

Shares Available to Grant
Balance at December 31, 2012	2,996
Additional shares authorized	3,400
Options granted	(784)
Options cancelled or expired	396
Restricted stock units granted	(2,558)
Restricted stock units cancelled	91

Balance at September 30, 2013	3,541

The following table summarizes our stock option activity and related information for the nine months ended September 30, 2013 (in thousands, except per share data):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2012	4,616	$21.73
Options granted	784	17.42
Options exercised	(207)	3.48
Options cancelled or expired	(396)	28.28

Balance at September 30, 2013	4,797	$10.67	6.14	$32,953

As of September 30, 2013:
Options vested and expected to vest	4,750	$10.60	6.11	$32,936
Options exercisable	3,696	$8.70	5.37	$32,398

The following table summarizes our restricted stock unit activity and related information for the nine months ended September 30, 2013 (in thousands, except per share data):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2012	231	$49.51
Restricted stock units granted	2,558	17.49
Restricted stock units vested	(976)	22.94
Restricted stock units cancelled	(91)	20.30

Balance at September 30, 2013	1,722	$18.57

In March 2013, as approved by our Board of Directors, we modified certain stock options held by employees and directors to purchase 1,752,895 shares of our common stock with an exercise price of $34.90 per share or greater to reduce the exercise price equal to $17.00 per share, the IPO price. There were no changes to vesting terms or conditions. We incurred an incremental charge to stock-based compensation expense of $4.3 million for the nine months ended September 30, 2013, and expect to incur $1.7 million of incremental stock-based compensation expense related to the modification over a weighted average period of 1.4 years.

As of September 30, 2013, there was $37.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years.

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

9. Income Taxes

Our provision for income taxes for the three and nine month period ended September 30, 2013 reflects an effective tax rate of (0.8)% and (0.7)%, respectively, and primarily consists of foreign income and withholding taxes. Our provision for income taxes for the three and nine month period ended September 30, 2012 reflected an effective tax rate of (1.4)% and (0.7)%, respectively, and primarily consisted of foreign income taxes.

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

The foundation of our technology is a standards-based and secure IP network. Our networking platform provides two-way communications between the utility back office and devices on the power grid. In addition to our networking platform, we offer a suite of solutions that run on top of our network and complementary services, all of which we collectively refer to as our Smart Energy Platform. Our solutions include advanced metering, which allows utilities to automate a number of manual processes and improve operational efficiencies, offer flexible pricing programs to consumers, and improve customer service with faster outage detection and restoration; distribution automation, which provides utilities with real-time visibility into the health of the grid, enabling better management and control of power distribution assets to improve grid reliability; and demand-side management, which enables utilities to offer consumers a variety of programs and incentives to use energy more efficiently and reduce usage at times of peak demand. Our service offerings include professional services to implement our products, managed services and SaaS, to assist utilities with managing the network and solutions, and ongoing customer support. Our Smart Energy Platform comprises hardware, software and services and combines with devices manufactured by third-party partners to form end-to-end smart grid offerings. We have architected our networking platform to support multiple current and future smart grid solutions. As a result, we believe utilities can increase the value of their network investment as they deploy additional solutions on this network. Over the long term, we believe our networking platform has the potential to be extensible to areas beyond energy, including smart homes, smart buildings, and smart cities, thereby enabling the “internet of things.” The “internet of things” refers to an architecture where physical devices gain the capacity to communicate with each other through the application of networking technology.

We market our Smart Energy Platform directly to utilities around the world. Leading utilities have selected our networking platform to be the foundation of the smart grid. Since inception through December 31, 2012, we were awarded contracts to network more than 22 million Silver Spring-enabled devices that connect homes and businesses. Our utility customers, as of September 30, 2013, include: Atlantic City Electric Company, a subsidiary of Pepco Holdings Inc., or PHI; Baltimore Gas and Electric Company, or BG&E, a subsidiary of Exelon Corporation; CitiPower Pty and Powercor Australia Ltd., or CHED, subsidiaries of CHEDHA Holdings Pty Limited; Commonwealth Edison Company, a subsidiary of Exelon Corporation; CPFL Energia; CPS Energy; Delmarva Power and Light Company, a subsidiary of PHI; Florida Power & Light Company, or FPL, a subsidiary of NextEra Energy, Inc.; Guelph Hydro Electric Systems, Inc.; Jemena Electricity Networks (Vic) Ltd; Modesto Irrigation District, or MID; Oklahoma Gas and Electric Company, or OG&E, a subsidiary of OGE Energy Corp.; Pacific Gas and Electric Company, or PG&E, a subsidiary of PG&E Corporation; Potomac Electric Power Company, a subsidiary of PHI; Progress Energy Carolinas, Inc. and Progress Energy Florida, Inc., subsidiaries of Progress Energy, Inc.; Sacramento Municipal Utility District, or SMUD; SP PowerAssets Limited, or Singapore Power; and Virginia Electric and Power Company. As of September 30, 2013, we had delivered 17.5 million Silver Spring-enabled devices that connect homes and businesses.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as amortization of acquired intangibles. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount grew from 566 employees as of December 31, 2012 to 608 as of September 30, 2013.

Research and Development

Research and development expense represents the largest component of our operating expenses and consists primarily of:

•	compensation, benefits and stock-based compensation provided to our hardware and software engineering personnel, as well as facility costs and other related overhead;

•	cost of prototypes and test equipment relating to the development of new products and the enhancement of existing products; and

•	fees for design, testing, consulting, legal and other related services.

We expense our research and development costs as they are incurred.

Sales and Marketing

Sales and marketing expense consists primarily of:

•	compensation, benefits, sales commissions and stock-based compensation provided to our sales, marketing and business development personnel, as well as facility costs and other related overhead;

•	marketing programs, including expenses associated with industry events, trade shows, and travel costs.

General and Administrative

General and administrative expense consists primarily of:

•	compensation, benefits and stock-based compensation provided to our executive, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead; and

•	fees paid for professional services, including legal, tax and accounting services.

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

Adjusted EBITDA is net income (loss) adjusted for changes in deferred revenue and deferred cost of revenue, other (income) expense, net, provision for income taxes, depreciation and amortization, stock-based compensation and certain other items management believes affect the comparability of operating results.

The non-GAAP financial measures set forth below for the three and nine months ended September 30, 2013 and 2012 have been derived from our condensed consolidated financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited, in thousands, except for percentages)		(unaudited, in thousands, except for percentages)
Non-GAAP revenue (billings)(1)	$94,216	$85,221	$254,438	$218,757
Cost of non-GAAP revenue (billings)(2)	54,673	58,483	167,337	144,225

Gross profit (loss) on non-GAAP revenue (billings)(3)	$39,543	$26,738	$87,101	$74,532

Gross margin on non-GAAP revenue (billings)	42%	31%	34%	34%

Adjusted EBITDA(4)	$11,392	$2,300	$2,502	$49

(1)	The following table reconciles revenue to non-GAAP revenue (billings):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited, in thousands)		(unaudited, in thousands)
Revenue, net	$72,481	$39,628	$229,694	$146,666
Change in deferred revenue, net of foreign currency translation	21,735	45,593	24,744	72,091

Non-GAAP revenue (billings)	$94,216	$85,221	$254,438	$218,757

(2)	The following table reconciles cost of revenue to cost of non-GAAP revenue (billings):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited, in thousands)		(unaudited, in thousands)
Cost of revenue	$49,255	$35,194	$148,084	$125,495
Change in deferred cost of revenue, net of foreign currency translation	6,842	23,858	30,028	20,867
Less: Stock-based compensation included in cost of revenue	(1,376)	(521)	(10,631)	(1,993)
Less: Amortization of intangibles included in cost of revenue	(48)	(48)	(144)	(144)

Cost of non-GAAP revenue (billings)	$54,673	$58,483	$167,337	$144,225

(footnotes continued on the next page)

(3)	The following table reconciles gross profit (loss) to gross profit on non-GAAP revenue (billings):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited, in thousands, except for percentages)		(unaudited, in thousands, except for percentages)
Gross profit	$23,226	$4,434	$81,610	$21,171
Change in deferred revenue, net of foreign currency translation	21,735	45,593	24,744	72,091
Change in deferred cost of revenue, net of foreign currency translation	(6,842)	(23,858)	(30,028)	(20,867)
Stock-based compensation included in cost of revenue	1,376	521	10,631	1,993
Amortization of intangibles included in cost of revenue	48	48	144	144

Gross profit on non-GAAP revenue (billings)	$39,543	$26,738	$87,101	$74,532

(4)	The following table reconciles net income (loss) to adjusted EBITDA:

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	(unaudited, in thousands)		(unaudited, in thousands)
Net income (loss)	$(12,269)	$(26,868)	$(67,165)	$(68,707)
Change in deferred revenue, net of foreign currency translation	21,735	45,593	24,744	72,091
Change in deferred cost of revenue, net of foreign currency translation	(6,842)	(23,858)	(30,028)	(20,867)
Other (income) expense, net	54	2,028	24,966	(219)
Provision for income taxes	100	373	492	469
Depreciation and amortization	1,624	1,815	4,990	5,459
Stock-based compensation	6,990	3,217	44,503	11,823

Adjusted EBITDA	$11,392	$2,300	$2,502	$49

Non-GAAP measures have limitations and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. The most significant of these limitations include:

•	our non-GAAP measures do not reflect the effect of customer acceptance provisions as required under GAAP;

•	our non-GAAP measures do not reflect the effect of contingent revenue recognition limits due to potential refunds and penalty provisions related to future delivery or performance as required under GAAP;

•	our non-GAAP measures are based on contractual invoiced amounts and therefore do not reflect the effect of relative selling price allocations between separate units of accounting as required under GAAP;

•	our non-GAAP measures do not reflect the impact of issuing equity-based compensation to our management team and employees or in connection with acquisitions;

•	our non-GAAP measures do not reflect the impact of the amortization of acquired intangibles arising from acquisitions;

•	our non-GAAP measures do not reflect other (income) expense primarily related to gains and losses from the remeasurement of embedded derivative and preferred stock warrant liabilities, and interest expense or loss on conversion from our promissory notes;

•	our non-GAAP measures do not reflect income tax expense or legal settlement costs;

•	although depreciation and amortization are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;

•	our non-GAAP measures do not reflect changes in, or cash requirements for, our working capital needs; and

•	other companies, including companies in our industry, may not use such measures, may calculate non-GAAP measures differently or may use other financial measures to evaluate their performance, all of which reduce the usefulness of our non-GAAP measures as comparative measures.

Results of Operations and Other Financial Measures

The following table sets forth our condensed consolidated results of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited, in thousands)		(unaudited, in thousands)
Condensed Consolidated Statements of Operations Data:
Revenue, net	$72,481	$39,628	$229,694	$146,666
Cost of revenue	49,255	35,194	148,084	125,495

Gross profit	23,226	4,434	81,610	21,171

Operating expenses:
Research and development	16,980	15,480	60,851	46,872
Sales and marketing	7,424	6,822	26,514	21,732
General and administrative	10,937	6,599	35,952	21,024

Total operating expenses	35,341	28,901	123,317	89,628

Operating income (loss)	(12,115)	(24,467)	(41,707)	(68,457)

Other income (expense), net	(54)	(2,028)	(24,966)	219

Income (loss) before income taxes	(12,169)	(26,495)	(66,673)	(68,238)
Provision for income taxes	100	373	492	469

Net income (loss)	$(12,269)	$(26,868)	$(67,165)	$(68,707)

Revenue

The following table sets forth our revenue for the periods shown:

	Three Months Ended September 30,			Nine Months Ended June 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Product revenue	$56,650	$30,394	$26,256	$146,366	$122,292	$24,074
Service revenue	15,831	9,234	6,597	83,328	24,374	58,954

Revenue, net	$72,481	$39,628	$32,853	$229,694	$146,666	$83,028

Of the $72.5 million total revenue recognized in the three months ended September 30, 2013, 88%, or $64.0 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to 2013, and 12%, or $8.5 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2013. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented 92% and 8%, respectively, of total revenue for the three months ended September 30, 2013.

Of the $39.6 million total revenue recognized in the three months ended September 30, 2012, 96%, or $38.1 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to 2012, and 4%, or $1.5 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2012. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented 86% and 14%, respectively, of total revenue for the three months ended September 30, 2012.

Of the $229.7 million total revenue recognized in the nine months ended September 30, 2013, 92%, or $210.2 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to 2013, and 8%, or $19.5 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2013. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented 91% and 9%, respectively, of total revenue for the nine months ended September 30, 2013.

Of the $146.7 million total revenue recognized in the nine months ended September 30, 2012, 94%, or $138.4 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to 2012, and 6%, or $8.3 million, was due to the receipt of a customer acceptance of initial phase of deployment of our networking platform and solutions during 2012. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented 88% and 12%, respectively, of total revenue for the nine months ended September 30, 2012.

The increase in revenue for follow-on phases of deployment for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to the recognition of revenue of approximately $48.5 million that was previously deferred in accordance with our revenue recognition policy in connection with contingency provisions in an agreement with a customer that is nearing completion of its network optimization.

Product Revenue. The $26.3 million increase in product revenue for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was due to an increase of $20.7 million resulting from changes in product mix and an increase of $5.6 million due to higher acceptance volumes.

The $24.1 million increase in product revenue for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to an increase of $24.7 million resulting from changes in product mix and an increase of $6.8 million resulting from the recognition of product revenue that was previously deferred subject to contingency provisions for a customer, partially offset by a decrease of $7.4 million due to lower acceptance volumes.

Service Revenue. The $6.6 million increase in service revenue for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to an increase of $4.1 million for services associated with the receipt of customer acceptances for initial phases of deployment of our networking platform and solutions and $1.9 million resulting from the recognition of services revenue for a customer that was previously subject to revenue deferral in the three months ended September 30, 2012 due to contingency provisions. Revenue from managed services and SaaS, and professional services represented 14% and 8%, respectively, of total revenue for the three months ended September 30, 2013, and 12% and 11%, respectively, of total revenue for the three months ended September 30, 2012.

The $59.0 million increase in service revenue for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to an increase of $43.5 million from the recognition of services revenue for a customer that was previously subject to revenue deferral in the nine months ended September 30, 2012, of which $41.6 million recognized was previously deferred, an increase of $9.5 million for services associated with the receipt of customer acceptances for initial phases of deployment of our advanced metering solution and distribution automation solution, and an increase of $6.0 million for the performance of related services for follow-on phases of deployment. Revenue from managed services and SaaS, and professional services represented 23% and 14%, respectively, of total revenue for the nine months ended September 30, 2013, and 8% and 8%, respectively, of total revenue for the nine months ended September 30, 2012.

Non-GAAP Revenue (billings)

The following table sets forth our non-GAAP revenue (billings) for the periods shown:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Non-GAAP revenue (billings)	$94,216	$85,221	$8,995	$254,438	$218,757	$35,681

The $9.0 million increase in non-GAAP revenue (billings) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was due to increases of $4.7 million from changes in product mix primarily driven by new deployments partially offset by lower volumes, and an increase of $4.3 million in services.

Non-GAAP revenue (billings) from our advance metering solution and demand-side management and distribution automation solutions represented 91% and 9%, respectively, of total non-GAAP revenue (billings) for the three months ended September 30, 2013, and 93% and 7%, respectively, of total non-GAAP revenue (billings) for the three months ended September 30, 2012.

Non-GAAP revenue (billings) from product, managed services and SaaS, and professional services represented 77%, 11% and 12%, respectively, of total non-GAAP revenue (billings) for the three months ended September 30, 2013, and 80%, 10% and 10%, respectively, of total non-GAAP revenue (billings) for the three months ended September 30, 2012.

The $35.7 million increase in non-GAAP revenue (billings) for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was due to increases of $24.0 million from changes in product mix primarily driven by new deployments partially offset by lower volumes, and an increase of $11.7 million in services.

Non-GAAP revenue (billings) from our advance metering solution and demand-side management and distribution automation solutions represented 91% and 9%, respectively, of total non-GAAP revenue (billings) for the nine months ended September 30, 2013, and 92% and 8%, respectively, of total non-GAAP revenue (billings) for the nine months ended September 30, 2012.

Non-GAAP revenue (billings) from product, managed services and SaaS, and professional services represented 77%,11% and 12%, respectively, of total non-GAAP revenue (billings) for the nine months ended September 30, 2013, and 78%, 11% and 11%, respectively, of total non-GAAP revenue (billings) for the nine months ended September 30, 2012.

Cost of Revenue and Gross Profit

The following table sets forth our cost of revenue and gross profit (loss) for the periods shown:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Product cost of revenue	$34,844	$22,846	$11,998	$100,152	$88,358	$11,794
Service cost of revenue	14,411	12,348	2,063	47,932	37,137	10,795

Cost of revenue	$49,255	$35,194	$14,061	$148,084	$125,495	$22,589

Product gross profit (loss)	$21,806	$7,548	$14,258	$46,214	$33,934	$12,280
Service gross profit (loss)	1,420	(3,114)	4,534	35,396	(12,763)	48,159

Gross profit	$23,226	$4,434	$18,792	$81,610	$21,171	$60,439

In the three and nine months ended September 30, 2013, we recognized $1.4 million and $10.6 million, respectively, of stock-based compensation expense in cost of revenue, as compared to $0.5 million and $2.0 million of stock-based compensation expense for the three and nine months ended September 30, 2012, respectively. The increases are due to restricted stock units that vested in connection with our IPO, the modification of stock options held by employees as of the date of our IPO, expenses related to our 2013 corporate bonus program, equity awards granted at IPO that were previously communicated to employees but not granted during the period from February 2012 to the date of our IPO, and the implementation of our Employee Stock Purchase Plan that became effective at our IPO.

Product Cost of Revenue. The $12.0 million increase in product cost of revenue for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to an increase of $8.6 million from changes in product mix and an increase of $3.3 million due to higher acceptance volumes.

The $11.8 million increase in product cost of revenue for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to an increase of $12.5 million resulting from changes in product mix, an increase of $2.1 million in stock-based compensation, partially offset by a decrease of $4.4 million from lower acceptance volumes and, during the nine months ended September 30, 2012, product cost of revenue was lower due to a benefit of $1.7 million resulting from changes in estimates related to warranties.

Service Cost of Revenue. The $2.1 million increase in service cost of revenue for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was due to an increase of $1.4 million in higher service costs and $0.7 million in stock-based compensation.

The $10.8 million increase in service cost of revenue for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was due to an increase of $6.6 million in stock based compensation and $4.2 million in higher service costs.

We anticipate that cost of revenue will increase sequentially, and year over year for the three and twelve months ended December 31, 2013. Changes in our service cost of revenue are disproportionate to changes in our service revenue because we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred, as described under “Financial Overview—Cost of Revenue and Gross Profit (Loss).” In addition, we may incur gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Cost of Non-GAAP Revenue (billings) and Gross Profit on Non-GAAP Revenue (billings)

The following table sets forth our cost of non-GAAP revenue (billings) for the periods shown:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Cost of Non-GAAP revenue (billings)	$54,673	$58,483	$(3,810)	$167,337	$144,225	$23,112

Cost of non-GAAP revenue (billings) decreased by $3.8 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to a decrease of $5.2 million in product cost of non-GAAP revenue primarily due to lower volumes offset by changes in product mix. This decrease was partially offset by $1.4 million in higher services costs.

Cost of non-GAAP revenue (billings) increased by $23.1 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to an increase of $18.9 million in product cost of non-GAAP revenue (billings) primarily due to changes in product mix partially offset by lower volumes and $4.2 million in higher service costs.

We anticipate that cost of non-gaap revenue (billings) will increase sequentially, and year over year for the three and twelve months ended December 31, 2013.

The following table sets forth our gross profit (loss) on non-GAAP revenue (billings) for the periods shown:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands except percentages)			(unaudited, in thousands except percentages)
Gross profit on non-GAAP revenue (billings)	$39,543	$26,738	$12,805	$87,101	$74,532	$12,569
Gross margin on non-GAAP revenue (billings)	42%	31%		34%	34%

Gross profit on non-GAAP revenue (billings) increased by $12.8 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to an increase in gross profit of $9.9 million from product primarily driven by a higher mix of higher margin revenue partially offset by lower volumes, and an increase of $2.9 million from services.

For the three months ended September 30, 2013, gross margin on non-GAAP revenue (billings) was 42% as compared with 31% for the comparable period in 2012. The gross margin increase was driven primarily driven by a higher mix of higher margin revenue and an increase in gross profit from services.

Gross profit on non-GAAP revenue (billings) increased by $12.6 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to an increase in gross profit of $7.5 million from services and $5.1 million from product primarily driven by a higher mix of higher margin revenue partially offset by lower volumes.

For the nine months ended September 30, 2013 and 2012, gross margin on non-GAAP revenue (billings) was 34%.

We expect gross margin on non-GAAP revenue (billings) to decrease sequentially for the three months ended December 31, 2013.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Research and development	$16,980	$15,480	$1,500	$60,851	$46,872	$13,979
Sales and marketing	7,424	6,822	602	26,514	21,732	4,782
General and administrative	10,937	6,599	4,338	35,952	21,024	14,928

Operating expenses	$35,341	$28,901	$6,440	$123,317	$89,628	$33,689

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

In the three and nine months ended September 30, 2013, we recognized $5.6 million and $33.9 million respectively of stock-based compensation expense in operating expenses, as compared to $2.7 million and $9.8 million for the three and nine months ended September 30, 2012 respectively. The increases are due to restricted stock units that vested in connection with our IPO, the modification of stock options held by employees as of the date of our IPO, expenses related to our 2013 corporate bonus program, equity awards granted at IPO that were previously communicated to employees but not granted during the period from February 2012 to the date of our IPO, and the implementation of our Employee Stock Purchase Plan that became effective at our IPO.

Research and Development. The $1.5 million increase in research and development expense for the three months ended September 30, 2013 was primarily due to an increase of $1.0 million in stock-based compensation and $0.2 million in personnel-related expenses.

The $14.0 million increase in research and development expense for the nine months ended September 30, 2013 was primarily due to an increase of $11.8 million in stock-based compensation and an increase of $1.8 million in personnel-related expenses.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products. Accordingly, we expect research and development expense to increase in future periods and remain the largest component of our operating expenses.

Sales and Marketing. The $0.6 million increase in sales and marketing expense for the three months ended September 30, 2013 was primarily due to an increase of $0.3 million in stock based compensation and $0.2 million in personnel-related expenses.

The $4.8 million increase in sales and marketing expense for the nine months ended September 30, 2013 was primarily due to an increase of $3.6 million in total stock-based compensation, $0.7 million in travel expenses and $0.6 million in personnel-related expenses.

We expect sales and marketing expense to increase in future periods as we hire new personnel and increase our global marketing and sales activities.

General and Administrative. The $4.3 million increase in general and administrative expense for the three months ended September 30, 2013 was primarily due to an increase of $1.9 million in professional services due to increased legal expenses, $1.6 million in stock-based compensation, $0.4 in facilities expenses and $0.3 million in personnel-related expenses.

The $14.9 million increase in general and administrative expense for the nine months ended September 30, 2013 was primarily due to an increase of $8.7 million in total stock-based compensation, an increase of $3.5 million in professional services due to increased legal expenses, $1.2 million in facilities expenses and $0.9 million in personnel-related expenses.

We expect general and administrative expense to increase as we incur additional costs related to operating as a publicly-traded company including increased audit, legal, regulatory and other related fees.

Operating Income (Loss)

The following table sets forth our operating income (loss) for the periods shown:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Operating income (loss)	$(12,115)	$(24,467)	$12,352	$(41,707)	$(68,457)	$26,750

Operating income (loss) consists of gross profit less operating expenses. The $12.4 million decrease in operating loss for the three months ended September 30, 2013 was due to an increase of $18.8 million in gross profit, partially offset by an increase in operating expenses of $6.4 million.

The $26.8 million decrease in operating loss for the nine months ended September 30, 2013 was primarily due to an increase of $60.4 million in gross profit, partially offset by an increase in operating expenses of $33.7 million.

We expect to continue to incur operating losses in future periods as we continue to invest in our growth.

Other Income (Expense), Net

The following table sets forth our other income (expense), net, for the periods shown:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Interest expense	$(54)	$(1,198)	$1,144	$(1,290)	$(3,351)	$2,061
Conversion of promissory notes and remeasurement of warrants and derivatives	—	(830)	830	(23,676)	3,570	(27,246)

Other income (expense), net	$(54)	$(2,028)	$1,974	$(24,966)	$219	$(25,185)

Other income (expense), net, for the three months ended September 30, 2013 consists of interest expense on our capital leases. For the three months ended September 30, 2012, other income (expense), net also consisted of interest expense from our convertible promissory notes of $1.1 million and, to a lesser extent, changes in the fair value of preferred stock warrants and embedded derivatives.

Other income (expense), net, for the nine months ended September 30, 2013 consists primarily of a $22.9 million loss on conversion of convertible promissory notes, $0.8 million loss on termination of warrants, and $1.1 million of interest expense on our convertible promissory notes and capital leases. For the nine months ended September 30, 2012, other income (expense), net also consisted of changes in the fair value of our preferred stock warrants and embedded derivatives and interest expense on our convertible notes payable, both of which converted upon IPO (see Note 1 in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information). We have historically invested our cash in money market accounts and U.S. Treasury bills. We anticipate continuing to invest in short-term and long-term marketable securities in the near term.

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

Net Income (Loss)

The following table sets forth our net income (loss) for the periods shown:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Net income (loss)	$(12,269)	$(26,868)	$14,599	$(67,165)	$(68,707)	$1,542

Net income (loss) consists of operating income (loss) plus other income (expense), net, less provision for income taxes. The $14.6 million decrease in net loss for the three months ended September 30, 2013 was primarily due to the $12.4 million decrease in operating loss. The $1.5 million decrease in net loss for the nine months ended September 30, 2013 was primarily due to a $26.8 million decrease in operating loss, offset by the $25.2 million increase in other income (expense), net, which primarily consisted of a $23.7 million loss on conversion of convertible notes and termination of warrants.

For the nine months ended September 30, 2013, we recorded a non-cash deemed dividend of $105.0 million related to anti-dilution provisions of certain shares of preferred stock that were triggered by the IPO. (See Note 6 in the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information).

We expect to continue to incur net losses in future periods as we continue to invest in our growth.

Liquidity and Capital Resources

As of September 30, 2013 we had $81.9 million in cash and cash equivalents and $61.6 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $4.5 million of foreign government and agencies securities as of September 30, 2013. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada. None of the securities deemed sovereign debt were from Greece, Ireland, Italy, Portugal or Spain.

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

Prior to fiscal 2013, we funded our operations primarily through private sales of equity securities and debt financing and, more recently, cash generated from our IPO. In March 2013, we completed our IPO in which we issued and sold 5,462,500 shares of common stock at a public offering price of $17.00 per share. We received net proceeds of $84.5 million after deducting underwriting discounts and commissions of $6.5 million and paid offering costs in the nine months ended September 30, 2013 of $1.9 million, but before deducting previously paid and unpaid offering expenses of approximately $4.5 million. Concurrently with our IPO, we issued and sold in a private placement 705,881 shares of common stock at the IPO price of $17.00 per share. We received net proceeds of $12.0 million.

In addition, in connection with our IPO, our December 2011 Note and February 2012 Note together with accrued interest converted into 3,764,954 shares of common stock (see Note 4 (Borrowings), to our condensed consolidated financial statements, included in Part 1, Item 1 of this Quarterly Report on Form 10-Q), and we paid $12.0 million in consideration for the termination of certain Series A and all Series C preferred stock warrants.

We have available a line of credit with a bank, which originally provided for advances and the issuance of letters of credit of up to $40 million. In May 2013, we amended our credit agreement to increase the available capacity from $40 million to $50 million. As of September 30, 2013, there were no borrowings outstanding under the credit agreement; however, $10.5 million of letters of credit were outstanding, leaving $39.5 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of September 30, 2013 we were in compliance with the financial covenants in the credit agreement.

We are occasionally required to provide performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our utility customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,		Change
	2013	2012
	(unaudited, in thousands)
Cash used in operating activities	$(1,830)	$(38,280)	$36,450
Cash used in investing activities	(64,794)	(4,109)	(60,685)
Cash provided by financing activities	75,843	30,326	45,517

Cash Flows from Operating Activities

Operating activities used $1.8 million of cash during the nine months ended September 30, 2013, primarily as a result of a net loss of $67.2 million, which was partially offset by non-cash stock-based compensation expense of $44.5 million, non-cash loss on conversion of convertible promissory notes and termination of warrants of $23.7 million, the change in our operating assets and liabilities of $9.4 million, and depreciation and amortization of $5.0 million.

Operating activities used $38.3 million of cash during the nine months ended September 30, 2012, primarily as a result of a net loss of $68.7 million and an adjustment for the non-cash gain associated with the remeasurement of preferred stock warrants and embedded derivatives of $3.6 million, which was partially offset by non-cash stock-based compensation expense of $11.8 million, the change in our operating assets and liabilities of $14.3 million, and depreciation and amortization of $5.5 million.

Cash Flows from Investing Activities

Cash flows used in investing activities relate to purchases of short-term investments and cash used for capital expenditures to support our growth. Cash used in investing activities for the nine months ended September 30, 2013 consisted of $61.5 million and $3.3 million to purchase short-term investments and property and equipment, respectively. Cash used in investing activities for the nine months ended September 30, 2012 totaled $4.1 million primarily to purchase property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $75.8 million during the nine months ended September 30, 2013, and consisted primarily of $84.5 million in net proceeds from the sale of 5,462,500 shares of common stock in our IPO, $12.0 million proceeds from the sale of 705,881 shares of common stock in a private placement, partially offset by the payment of $12.0 million payment for the termination of certain Series A and Series C preferred stock warrants, and $7.7 million for taxes paid related to the net share settlement of equity awards.

Cash provided by financing activities totaled $30.3 million during the nine months ended September 30, 2012, and consisted primarily of $29.0 million in net proceeds from the issuance of a convertible note.

Concentration of Credit Risk

We typically extend credit to our utility customers and meter manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of September 30, 2013, BG&E, CPS Energy, and Commonwealth Edison Company accounted for 25%, 13%, and 11%, respectively, of our accounts receivable. As of December 31, 2012, BG&E, Secure Meters, subsidiaries of Progress Energy and General Electric Company accounted for 26%, 16%, 15%, and 10%, respectively, of our accounts receivable.

To date, we have not had any significant write-offs of uncollectable accounts receivable, and there was no material allowance for doubtful accounts as of September 30, 2013 and December 31, 2012.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of September 30, 2013, our financial guarantees that were not recorded on our balance sheet consisted of $10.5 million of standby letters of credit and $15.0 million of surety bonds related to performance guarantees, facility leases, workers compensation insurance, and a contract bid bond.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2013 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Prospectus.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Fixed Income Securities

Our fixed income investment portfolio is denominated in U.S. dollars and consists of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. A sensitivity analysis was performed on our investment portfolio as of September 30, 2013. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes; however, interest rates do not always move in such a manner and actual results may differ materially. A shift in the yield curve of 100 basis points would have resulted in a change of approximately 1% of the fair value of our fixed income securities.

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the bank’s prime interest rate plus an additional margin. As of September 30, 2013, we had not drawn on this credit facility. Our capital leases do not change based on changes in market interest rates.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars and Brazilian real. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the nine months ended September 30, 2013 and 2012.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We were named in a lawsuit filed on September 9, 2010 in the Superior Court of the State of California, San Mateo County (Edwards v. Silver Spring Networks). The lawsuit claims to be a “class action” on behalf of California consumers, and alleges that smart meters are defective and generate incorrect bills. We have filed a motion to dismiss this case and, on September 1, 2011, the San Mateo Superior Court granted our motion without leave to amend as to two of the plaintiffs’ causes of action and with leave to amend as to a third claim. On February 25, 2012, the plaintiffs filed an amended complaint. On May 30, 2012, we filed an answer to the amended complaint denying the plaintiffs’ allegations. On August 3, 2012, the plaintiffs filed a second amended complaint, and on September 18, 2012, we filed a demurrer to one of the two claims asserted in the second amended complaint. The court has overruled our demurrer. On November 9, 2012, the plaintiffs filed a motion for class certification. A hearing on the class certification motion was held on January 25, 2013. On April 11, 2013, the court denied the class certification motion without prejudice. The court allowed the plaintiffs to file a revised class certification motion, which the plaintiffs filed on June 28, 2013. A hearing on the revised class certification motion was held on September 6, 2013. We intend to continue vigorously defending against the action.

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

On September 16, 2011 TransData, Inc. filed suit in United States District Court for the Western District of Oklahoma, against our customer, Oklahoma Gas & Electric Company, alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters. Together with the meter manufacturer, General Electric Company, we have agreed to indemnify and defend Oklahoma Gas & Electric Company in connection with the TransData suit. An early claim construction hearing was held for one claim term on February 5, 2013, and the court provided an order on that term on June 25, 2013. A hearing for the full claim construction was held on September 25, 2013. The court issued the claim construction order on October 1, 2013. We believe that we have meritorious defenses to TransData’s allegations, and together with General Electric Company intend to vigorously defend our customer.

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

We have a history of losses and anticipate continued losses and may incur negative operating cash flow in future periods, and we may not achieve or sustain profitability on a quarterly or annual basis.

We have incurred significant losses to date, with an accumulated deficit of $617.6 million as of September 30, 2013. For the years ended December 31, 2010, 2011 and 2012, and for the nine months ended September 30, 2013, we incurred net loss of $(148.4) million, $(92.4) million, $(89.7) million and $(67.2) million, respectively. We expect these losses to continue. We may incur negative operating cash flow in future periods, as we expect to incur significant operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Many of these expenses relate to prospective utility customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, non-GAAP revenue (billings) and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. While our revenue and non-GAAP revenue (billings) have increased in recent periods, there can be no assurances that our revenue and non-GAAP revenue (billings) will continue to increase or will not decrease on a quarterly or annual basis. For example, we had lower revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We expect revenue, non-GAAP revenue (billings), gross margin on non-GAAP revenue (billings) and adjusted EBITDA to fluctuate from period to period throughout the remainder of 2013 and beyond. We also expect operating losses in certain future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Non-GAAP Financial Measures” above.

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

In addition, our agreement with our primary contract manufacturer provides for tiered volume-based pricing. To the extent our volumes decrease below specific thresholds, our gross profit and gross margins will be negatively impacted, which has occurred previously. Alternatively, in order to take advantage of the tiered volume-based pricing in any one quarter, we may purchase, and have previously purchased, additional inventory exposing us to the risk that we may incur costs for excess and obsolete inventory.

Our revenue is not predictable and recognition of a significant portion of it will be deferred into future periods.

Once a utility decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our utility customers choose to deploy our Smart Energy Platform, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, the requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future will likely continue to require us to defer, a significant amount of revenue until undetermined future periods. As of September 30, 2013, we had $532.5 million in deferred revenue. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

Amounts included in our total backlog and order backlog may not result in actual non-GAAP revenue (billings) or revenue or translate into profits.

Our total backlog disclosed in the prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 13, 2013 (the “Prospectus”), represents future product and service non-GAAP revenue (billings) that we expect to generate pursuant to contracts that we have entered into with our utility customers and meter manufacturers. Our total backlog includes our order backlog, also disclosed in the Prospectus, which represents future non-GAAP revenue (billings) for open purchase orders and other firm commitments. We anticipate that our total backlog and order backlog will fluctuate from period to period throughout 2013 and beyond.

We cannot guarantee that our total backlog or order backlog will result in actual non-GAAP revenue (billings) in the originally anticipated period or at all. In addition, the contracts reflected in our total backlog and order backlog may not generate margins equal to or better than our historical operating results. We only recently began to track total backlog and order backlog on a consistent basis as performance measures and as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our total backlog and order backlog. Our customer contracts are typically structured as master purchase and service agreements, or MSAs, under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer or meter partner to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our utility customers and meter manufacturers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past and may in the future cause us to extend the deployment schedule or make modifications under customer contracts. For example, ongoing regulatory uncertainties previously delayed the timing of the planned deployment schedule of Commonwealth Edison Company, or ComEd. In addition, under our MSAs, our utility customers generally have the right to terminate the MSA for any reason, including for their sole convenience, a material breach or insolvency on our part or their inability to obtain required regulatory approval. The occurrence of such adjustments or terminations could materially reduce the amount of, or delay the fulfillment of, our total and order backlog. If our total backlog or order backlog fails to materialize as expected, we could experience a material reduction in future non-GAAP revenue (billings), revenue, operating results or cash flow.

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

A limited number of our utility customers are responsible for a significant portion of our non-GAAP revenue ( billings), revenue and cash flow. A decrease in sales to these utility customers or delays in customer deployments could have a material adverse effect on our operating results and financial condition.

A substantial majority of our revenue, non-GAAP revenue (billings) and cash flow depends on relatively large sales to a limited number of utility customers. The combination of lengthy sales cycles and relatively large sales to a small number of utility customers increases the risk of quarterly fluctuations in our non-GAAP revenue (billings), revenue and operating results. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Overview” above for further information regarding customer concentration. Our master purchase and service agreements, or MSAs, do not impose purchase obligations on our utility customers until we have received a purchase order or agreed to a statement of work. Further, the MSAs are typically subject to termination for any reason, including for convenience following a specified notice period. We expect that a limited number of utility customers will continue to account for a substantial portion of our revenue in future periods. Changes in the business requirements, vendor selection, or purchasing behavior of our utility customers could significantly decrease our sales. In addition, our MSAs are complex, often requiring close coordination with our customers over extended preparation and deployment periods and involving large-scale delivery of our products and services. From time to time we have experienced and may in the future experience challenges in satisfying our customers throughout these preparation and deployment periods regarding all aspects of our performance. Additionally, we have, in the past, received correspondence from customers claiming that there have been deficiencies in our timeliness and coordination regarding hardware, software and services for deployment, and requesting that we remedy the deficiencies noted. If we are unable to address customers’ concerns, we could be required to pay penalties, liquidated damages or other expenses, the customer could terminate our MSA and our reputation could be damaged. Additionally, delays in customer deployments can affect our results of operations. For example, ongoing regulatory uncertainties previously delayed the timing of ComEd’s planned deployment schedule. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

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

Estimated future product warranty claims are based on the expected number of field failures over the warranty commitment period, the term of the product warranty period, and the costs for repair, replacement and other associated costs. Our warranty obligations are affected by product failure rates, claims levels, material usage and product re-integration and handling costs. Because our products are relatively new and we do not yet have the benefit of long-term experience observing the products’ performance in the field, our estimates of a product’s lifespan and incidence of claims may be inaccurate. Should actual product failure rates, claims levels, material usage, product re-integration and handling costs, defects, errors, bugs or other issues differ from the original estimates, we could end up incurring materially higher warranty or recall expenses than we anticipate.

Our utility customer contracts typically contain provisions that could cause us to incur penalties, be liable for damages, and/or incur unanticipated expenses with respect to the functionality, deployment, operation and availability of our products and services, and that provide the customer with the right to terminate the contract for any reason.

In addition to the risk of unanticipated warranty or recall expenses, our utility customer contracts typically contain provisions that could cause us to incur penalties, be liable for damages, including liquidated damages, or incur other expenses, if we experience difficulties with respect to the functionality, deployment, operation and availability of our products and services. In the event of late deliveries, late or improper installations or operations, failure to meet product or performance specifications or other product defects, interruptions or delays in our managed service offerings, our customer contracts may expose us to penalties, significant damages and other liabilities. For example, we have in the past agreed to reimburse utility customers for their costs and incurred liquidated damages by failing to timely meet contractual milestones or other contractual requirements. In addition, our utility customer contracts are typically subject to termination for any reason, including for convenience following a specified notice period, our material breach or insolvency, or the failure to obtain required regulatory approval. If a customer terminates its customer contract for any reason, our estimates of total backlog and order backlog will be reduced. Reductions in total backlog and order backlog may have a negative effect on future revenue, non-GAAP revenue (billings), profitability and liquidity. In the event we were to incur contractual penalties, such as liquidated damages or other related costs that exceed our expectations, or our utility customers terminate their contracts with us, our business, financial condition and operating results could be materially and adversely affected.

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

Strategic business relationships may be an important factor in the growth and success of our business. For example, we entered into a memorandum of understanding and, following negotiation, entered into a master collaboration agreement with Hitachi based on such memorandum of understanding. However, there are no assurances that we will be able to identify or secure suitable business relationship opportunities in the future and our competitors may capitalize on such opportunities before we do. Concurrently with the execution of the memorandums of understanding, Hitachi made significant investments in us pursuant to convertible notes that converted into shares of our common stock in connection with our IPO. We may not be able to offer similar benefits to other companies, which could impair our ability to establish such relationships. Moreover, identifying such opportunities could demand substantial management time and resources and involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our business and results of operations could be significantly harmed.

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

Most of our current non-GAAP revenue (billings) and revenue are derived from our networking platform and advanced metering solution, but our growth and future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. For example, in January 2012, we announced Gen4, our next-generation networking technology, which is available in some products today, with more products coming to market as we continue to integrate it with products from additional device partners. In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. The market for smart grid technology products is still in its early stages, and we cannot assure you that we will be successful in developing or selling new products in this market. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful.

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

We currently offer managed services and SaaS, including disaster recovery services, utilizing two data center facilities operated by separate third parties in California and Nevada. These facilities may be vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, war, acts of terrorism, unauthorized entry, human error, and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We rely on software and hardware technology provided by third parties to enable us to provide these services. Any damage to, or failure of, these third-party data centers or the third-party hardware and software we employ, could result in significant and lengthy interruptions in the services we provide to our utility customers. Such interruptions could reduce our revenue and non-GAAP revenue (billings), cause us to issue credits or pay penalties, cause customers to terminate their service, harm our reputation and adversely affect our ability to attract new utility customers.

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

Conditions in our market could change rapidly and significantly as a result of technological advancements or market consolidation. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products and services that are less costly, provide superior performance or achieve greater market acceptance than our products and services. In order to remain competitive, we may need to lower prices or attempt to add incremental features and functionality, which could negatively impact our revenue, non-GAAP revenue (billings), gross margin and financial condition. In addition, our larger competitors often have broader product lines and are in a better position to withstand any significant reduction in capital spending by utilities, and will therefore not be as susceptible to downturns in a particular market. If we are unable to compete successfully in the future, our business may be harmed.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have substantially expanded our overall business, customer base, employee headcount and operations in recent periods both domestically and internationally. We increased our total number of regular full-time employee headcount from 394 employees as of December 31, 2009 to 608 as of September 30, 2013. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer.

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

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our utility customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

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

As of September 30, 2013, we had 57 patents issued and 87 patent applications pending in the United States and, in foreign jurisdictions, we had 70 patents granted and 143 patent applications pending, which are collectively based on 57 U.S. patent applications. Our patents expire at various times between 2015 and 2031. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

Our investment portfolio may become impaired by deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of September 30, 2013 consisted of $82.0 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2013, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Prior to our IPO in March 2013, there had not been a public market for our common stock. If you purchase shares of our common stock, you may not be able to resell those shares at or above your purchase price. An active or liquid market in our common stock may not be sustainable. The trading prices of the securities of technology companies have been highly volatile and the trading price of our common stock has been and may continue to be volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our non-GAAP revenue (billings), revenue and other operating results or our backlog;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	delays in regulatory approvals for our utility customers and utility customer deployments;

•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant customer wins, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of utilities, technology companies generally, or those in our industry in particular;

•	political and consumer sentiment, including concerns over accuracy of advanced metering technology, economic impact on consumers, privacy, security, consumer choice and the safety, health and environmental aspects of smart grid technology;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended September 30, 2013, the closing price of our common stock on the New York Stock Exchange ranged from $15.26 to $32.99 per share. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the holders of an aggregate of 32,973,595 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of the resale of these shares under the Securities Act would generally result in the shares becoming freely tradable without restriction. Any sales of securities by existing stockholders could adversely effect the trading price of our common stock.

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

Our directors, executive officers and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of September 30, 2013 our directors, executive officers and their respective affiliates beneficially owned in the aggregate 30.0% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Not applicable.

(b) Use of Proceeds

On March 18, 2013, we closed our IPO in which we sold 5,462,500 shares of our common stock at an offering price per share of $17.00 pursuant to a registration statement on Form S-1 (File No. 333-175393), which was declared effective by the Securities and Exchange Commission on March 12, 2013. The offering commenced on March 12, 2013 and did not terminate before all of the securities registered in the registration statement were sold. Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering and Stifel, Nicolaus & Company, Incorporated, Piper Jaffray & Co., Canaccord Genuity Inc., Evercore Group L.L.C., Pacific Crest Securities LLC and Robert W. Baird & Co. acted as co-managers. We received net proceeds of $84.5 million after deducting underwriting discounts and commissions of $6.5 million and paid offering costs in the nine months ended September 30, 2013 of $1.9 million, but before deducting previously paid offering expenses of approximately $4.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of September 30, 2013, the funds from the offering were held in cash, cash equivalents and short-term investments. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 13, 2013.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.	Exhibits.

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

10.2	2003 Stock Option Plan, as amended to date				X

10.3	2012 Equity Incentive Plan, as amended to date				X

10.16	Offer Letter Employment Agreement, dated September 4, 2013, between the Company and James P. Burns				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

**	The certifications attached as Exhibit 32 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on November 7, 2013.

SILVER SPRING NETWORKS, INC.

By:	/s/ Scott A. Lang
Scott A. Lang Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James P. Burns
James P. Burns Executive Vice President and Chief Financial Officer (Principal Financial Officer)