Form 10-Q/A
period 2013-06-30
SILVER SPRING NETWORKS INC
filed 2013-12-10
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 2, 2013, there were approximately 46,643,446 shares of the Registrant’s Common Stock outstanding.

SILVER SPRING NETWORKS, INC.

Page No.
EXPLANATORY NOTE	3

EXHIBIT INDEX	4

SIGNATURES	5

EXHIBIT 10.11

EXHIBIT 31.3

EXHIBIT 31.4

Explanatory Note

Silver Spring Networks, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 8, 2013, as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.11 originally filed with the Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibit 10.11 and to amend and restate the Exhibit Index included in the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure in the Form 10-Q.

Item 6.	Exhibits.

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	Exhibit No.	Filing Date

10.11*	SmartMeter Program Upgrade Supply Agreement, dated July 23, 2008, as amended, between the Registrant and Pacific Gas and Electric Company				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	31.1	August 8, 2013

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	31.2	August 8, 2013

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	32.1	August 8, 2013

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	32.2	August 8, 2013

101.INS†	XBRL Instance Document.	10-Q	101.INS†	August 8, 2013

101.SCH†	XBRL Taxonomy Extension Schema Document.	10-Q	101.SCH†	August 8, 2013

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.	10-Q	101.CAL†	August 8, 2013

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q	101.DEF†	August 8, 2013

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.	10-Q	101.LAB†	August 8, 2013

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q	101.PRE†	August 8, 2013

*	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.
**	The certifications attached as Exhibit 32 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on December 9, 2013.

SILVER SPRING NETWORKS, INC.

By:	/s/ Scott A. Lang
Scott A. Lang
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James P. Burns
James P. Burns
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	Exhibit No.	Filing Date

10.11*	SmartMeter Program Upgrade Supply Agreement, dated July 23, 2008, as amended, between the Registrant and Pacific Gas and Electric Company				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	31.1	August 8, 2013

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q	31.2	August 8, 2013

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	32.1	August 8, 2013

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	32.2	August 8, 2013

101.INS†	XBRL Instance Document.	10-Q	101.INS†	August 8, 2013

101.SCH†	XBRL Taxonomy Extension Schema Document.	10-Q	101.SCH†	August 8, 2013

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.	10-Q	101.CAL†	August 8, 2013

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q	101.DEF†	August 8, 2013

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.	10-Q	101.LAB†	August 8, 2013

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q	101.PRE†	August 8, 2013

*	Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.
**	The certifications attached as Exhibit 32 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.