Form 10-K
period 2013-12-31
SILVER SPRING NETWORKS INC
filed 2014-02-27
CIK 1180079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35828

Silver Spring Networks, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1966972
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
555 Broadway Street Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)

(650) 839-4000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $24.94 per share of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $636 million.

The number of shares outstanding of the registrant’s Common Stock as of February 21, 2014 was 47,752,042 shares.

Documents Incorporated by Reference

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2014. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2013.

Except where the context requires otherwise, in this Annual Report on Form 10-K, “Company,” “Silver Spring,” “we,” “us” and “our” refer to Silver Spring Networks, Inc. and its subsidiaries.

The marks “UTILOS,” “UTILITYIQ” and the SILVER SPRING NETWORKS Logo are our registered trademarks, and the marks “CUSTOMERIQ,” “GRIDSCAPE,” “SILVER SPRING,” “SILVER SPRING NETWORKS,” and “SILVERLINK,” are our trademarks. All other service marks, trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K includes forward-looking statements. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our non-GAAP revenue, backlog, revenue and other aspects of our future results of operations, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.

PART I.

ITEM 1. BUSINESS

Overview

Silver Spring Networks, Inc. has over ten years of experience creating, building and successfully deploying large scale networks and solutions enabling the “internet of things” for critical infrastructure. The “internet of things” refers to a system where a diversity of physical devices has the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading smart grid network by applying advanced networking technology and solutions to the power grid. We have recently broadened beyond the smart grid to networking other critical infrastructure such as street lights, which enable smarter and more efficient cities.

For the smart grid, we provide a leading networking platform and solutions that enable utilities to transform the power grid infrastructure into the smart grid. The smart grid intelligently connects millions of devices that generate, control, monitor and consume power, providing timely information and control to both utilities and consumers. We believe that the application of networking technology to the power grid has the potential to transform the energy industry through better communication just as the application of networking technology to the computing industry enabled the Internet.

We believe the power grid is one of the most significant elements of contemporary industrial infrastructure that has yet to be extensively networked with modern technology. To address this challenge, we pioneered a fundamentally new approach to connect utilities with millions of devices on the power grid. We believe our technology will yield significant benefits to utilities, consumers and the environment, both in the near term and the future. These benefits include more efficient management of energy, improved grid reliability, capital and operational savings, integration with renewable-generation sources, consumer empowerment and assistance in complying with evolving regulatory mandates through reduced carbon emissions. We believe networking the power grid will fundamentally transform the world’s relationship with energy.

We believe our technology is particularly well suited for a range of other solutions across the broad category of the “internet of things.” We are focused on critical infrastructure that requires similar networking performance as the current market we serve. Our first expansion beyond the power grid has been on city infrastructure, specifically networking street lights. We believe that by applying advanced networking technology, we can enable cities to achieve their goals for increasing energy and operating efficiency while improving quality of life. We expect to expand our offerings in this area as the market opportunity evolves.

Our Networking Platform

Our networking platform provides customers the ability to communicate with devices connected to the power grid. We have designed and built our network from the ground up for the sole purpose of enabling customers to deploy large scale networks for the power grid. The networking platform is comprised of our hardware such as access points and relays, our UtilOS network operating software, and our GridScape management and security software. Key attributes of our networking platform include:

Standards-Based. Our networking platform is based on standard IP, which enables customers to deploy standards-based networking throughout their infrastructure and allows for interoperability with other standards-based devices. As a result, we believe customers can readily extend our networking platform to support a broad set of end-to-end solutions in a cost-effective and timely manner. Device choice also gives customers the ability to deploy best-in-class products.

High-Performance. Our networking platform delivers high-bandwidth, low-latency performance and traffic prioritization, which allows customers to run multiple solutions including those that require high throughput communications, such as distribution automation, while maintaining robust operating performance.

Scalable. Our networking platform can be deployed rapidly at scale to accommodate millions of devices on the power grid, which we believe allows customers that deploy our networking platform to easily and cost effectively expand beyond the scope of their initial deployments.

Extensible. Our communications modules are designed with ample processing power and memory to support future functionality. This design enables us, for example, to deliver software over the air, allowing us to augment the functionality of, and to deploy new solutions and applications to, previously deployed hardware. As a result, we believe our customers can mitigate the risk of technology obsolescence.

Secure. Our networking platform incorporates an end-to-end, multi-layer security architecture and uses proven IP-based technologies and associated security techniques, which we believe allow customers to operate large-scale networks while minimizing security risk.

Broad Coverage. Our networking platform supports a variety of standard communications technologies providing customers with flexibility to select the technologies required to maximize network coverage in their service territories.

Reliable. Our networking platform is designed to be self-configuring and self-healing, allowing it to function reliably with minimal interruption and limited manual intervention.

Cost-Effective. Our architecture enables our customers to leverage a single network, rather than build multiple networks, when deploying multiple solutions. We believe this approach limits capital and operational expenditures and enhances our customers’ return on investment.

As we broaden our networking platform for use to other critical infrastructure, we are finding that customers also look for these networking attributes and performance.

Our Analytic Platform

We have recently launched our SilverLink Sensor Network, aimed at helping our customers use the data generated by devices on the network in order to provide insights for decision making. Leveraging our networking leadership and the distributed intelligence we have at the end of the grid, our solution offers near real-time processing. Our SilverLink Sensor Network does this by turning physical devices on the grid into software defined sensors. These sensors can then deliver information to any application, or app, at the frequency and at the granularity that makes sense for that app. In January 2014, we launched the Silver Spring app store. In addition to apps developed by us, our solution enables customers and partners to develop their own apps which can be showcased in the app store. Examples include using data on energy usage for better consumer engagement, using voltage data for improving grid reliability, and delivering faster response times to outages. As of February 10, 2014, we have 26 apps and sensors and six partners, and expect these to expand over time.

Our Solutions

We offer an array of solutions built upon our network and analytic platform, including advanced metering, distribution automation, demand-side management and street lights.

Advanced Metering

Advanced metering allows utilities to automate a number of manual processes and improve operational efficiencies and customer service. Our advanced metering solution provides utilities with two-way communications from our communications module integrated into a third-party meter to their back office, enabling utilities to remotely perform such functions as reading meter usage, capturing time-of-use consumption data, connecting and disconnecting service, and detecting power outages. We do not manufacture meters; instead, we partner with various meter manufacturers to provide a range of meter options for our utility customers. Our advanced metering software typically includes our UtilityIQ Advanced Metering Manager, or AMM, software application and may include, at the option of our utility customers, our UtilityIQ Outage Detection System, or ODS, software application.

Distribution Automation

Distribution automation provides utilities with real-time visibility into the health of the grid, enabling better management and control of power distribution assets to improve grid reliability. Our distribution automation solution provides two-way communications from distribution devices along the power grid to the back office or substations, providing utilities with real-time information for grid monitoring and control. Our distribution automation solution comprises bridges paired with third-party devices and our UtilityIQ Power Monitor and UtilityIQ Voltage Optimizer applications. While utilities have been implementing distribution automation for many years, adding two-way communications over a common networking platform significantly improves their visibility into and control over the power grid. As a result, utilities gain the information needed to better contain and more quickly resolve outages, monitor power-quality metrics with greater granularity, and adjust voltage levels dynamically to reduce energy waste.

Demand-Side Management

Demand-side management enables utilities to offer consumers a variety of programs and incentives to use energy more efficiently and reduce usage at times of peak demand. We offer three solutions to support demand-side management. Energy Efficiency helps reduce overall energy consumption, or base load. Demand Response helps reduce energy consumption when demand is highest, or peak load. Electric Vehicle charging management allows utilities to optimize when to charge electric vehicles, minimizing costs to customers and the load burden on the grid.

Energy Efficiency

Our energy efficiency solution leverages the two-way communications in and information gathered from our advanced metering solution to provide consumers with timely information about their energy usage via either our web-based portal, CustomerIQ, or a third-party in-home device, such as a thermostat. Utilities can also use our web-based portal to send their consumers personalized analysis of their energy usage trends and suggestions for how to reduce usage.

Demand Response

Demand response is an initiative in which utilities incentivize consumers to reduce energy use during times of peak demand to avoid the high cost of building additional generation or procuring energy to support this peak load. The adoption of advanced metering gives utilities a built-in two-way communications network they can leverage to directly offer demand response programs to all their consumers. With our technology, utilities can send messages to consumers in anticipation of a peak-load event, such as a hot summer day that is expected to drive up use of air conditioners, incentivizing them to limit use during peak hours. Utilities can leverage our technology to support both price-based and load control-based demand response programs.

Electric Vehicle

The majority of consumers purchasing electric vehicles are also expected to purchase fast charging stations, referred to as Electric Vehicle Supply Equipment, or EVSEs. With the current power grid, utilities must supply power to charge an electric vehicle whenever it is plugged in. These 240-volt charging stations require considerable power, which can strain the power grid if consumers plug in their electric vehicles at the same time, for example at the end of the work day. With our technology, the utility can incentivize consumers to charge their electric vehicles during non-peak times, helping utilities manage this new demand.

Street Lights

We have recently introduced our street light solution. Street lights are a critical element of city infrastructure and the public road system. A large portion of a city’s energy budget is consumed by street lighting and the cost to maintain, replace and manage street lights can be high. By integrating our communications module with a photocell or other control device, cities can retrofit existing lighting and convert it to a networked light. Another approach is to replace legacy lighting with LED lighting which includes an integrated communications module. Networking street lights lowers operating and maintenance costs, and enables better control, proving greater precision for turn-on and turn-off times and variable brightness and enhances energy efficiency.

Our Services

We offer a wide range of services related to the initial deployment and ongoing operation of our networking platform and solutions. Our services include professional services, managed services and SaaS, and customer support.

•	Professional Services. We offer an array of services to help utilities deploy our networking platform and solutions. Our services include network design and optimization, deployment support, software and systems integration, program management, consulting services and training. When requested, we will manage the installation of third party meters and network infrastructure using outsourced third party installers. These services, which involve close collaboration with our utility customers’ teams, are critical to the successful and timely deployment of our networking platform and solutions.

•	Managed Services and SaaS. Our managed services include monitoring the performance of the network, tracking trends, providing alerts, monitoring security and planning disaster response. Through our managed application services, we manage the UtilityIQ application suite. Depending on our utility customers’ preferences, we can deliver our solutions via a SaaS model, where we own the entire solution, including servers and software, and run it from our data center. Alternatively, we can manage the UtilityIQ software suite on servers and software owned by the utility, providing a managed service. Our SaaS offering allows utility customers to decrease or eliminate initial investments in software and hardware systems and transform their system usage to an on-demand basis.

•	Customer Support. We offer technical, network and product support at a variety of service levels. Support services include 24x7 telephone support, email and web-based problem reporting, monthly network health reporting, software updates and hardware replacement services.

Customers

For the smart grid we market our networking platform and solutions directly to utilities around the world. For smart city infrastructure, we may sell directly to a utility, a city or work through a third party service provider. Silver Spring has over 35 customers as of December 31, 2013.

Leading utilities have selected our networking platform to be the foundation of the smart grid. Since inception through December 31, 2013, we were awarded contracts to network more than 26 million Silver Spring-enabled devices that connect homes and businesses. As of December 31, 2013, we had delivered more than 18 million Silver Spring-enabled devices that connect homes and businesses. In addition, as of December 31, 2013, we were working with utilities that represent an incremental 28 million homes and businesses that are deploying our technology in phases or are piloting our networking platform.

In 2013, the deployments for Pacific Gas and Electric Company, or PG&E, and Florida Power & Light Company, or FPL, represented 39% and 20% of our revenue, respectively. In 2013, the deployments for Baltimore Gas and Electric Company, or BG&E, and Commonwealth Edison Company represented 27% and 11% of our non-GAAP revenue, respectively.

Our customers are located in the United States, Canada, Australia, New Zealand, South America, Asia and Europe.

Our Strategy

Our objective is to provide the leading networking platform for critical infrastructure, so our platform ultimately becomes the industry standard. To achieve this objective, we intend to:

Exceed our Customers’ Expectations. We seek to differentiate ourselves from our competitors through superior product reliability, performance and service. We believe that this focus has strengthened our relationships with our existing utility customers.

Enlarge our Network Footprint. As our networking platform has been demonstrated at scale, we have succeeded in attracting additional utility customers. By expanding our footprint, we not only realize the revenue associated with the initial contract but also gain an opportunity to sell additional solutions and services to these customers in the future. As a result, we are focused on winning new deployments with the goal of becoming the networking platform of choice for leading utilities and cities worldwide.

Expand Internationally. Our goal is to be the leader in every market we enter. We believe the smart grid has become a priority for utilities worldwide, and the move to smarter cities has just begun. To address these opportunities we plan to aggressively invest in our products, marketing efforts and delivery capabilities to serve international markets including Australia, South America, Europe and Asia.

Broaden our Solutions and Services. We strive to broaden the scope of our solutions and services to maximize the benefit our customers receive from having deployed our networking platform. This expansion includes providing existing customers with additional solutions and services from our current portfolio and developing new solutions and services to address our customers’ evolving requirements.

Extend our Technology Leadership. We intend to continue to invest in research and development to further enhance our technology leadership. Since the deployment of our networking platform, we have been able to simultaneously reduce hardware production costs while materially enhancing its functionality. We have recently broadened beyond the energy sector to networking other critical infrastructure within cities, such as street lights, which enable smarter and more efficient cities.

We believe that by continuing to execute our strategy and connect more and more devices, we will experience a network effect that will establish our networking platform as the industry standard.

Order Backlog

Our order backlog represents future billings for open purchase orders and other firm commitments. As of December 31, 2013, our order backlog was approximately $99 million, of which $66 million is expected to be fulfilled in 2014.

Total Backlog

Our total backlog represents future product and service billings that we expect to generate pursuant to contracts that we have entered into with our customers and third party device manufacturers. Our total backlog includes our order backlog, which represents future billings for open purchase orders and other firm commitments. As of December 31, 2013, our total backlog was approximately $875 million, and we expect to fulfill the majority of our total backlog over the next three years.

Our customer contracts are typically structured as master purchase and service agreements, or MSAs, under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer or third party device partner to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our customers and third party device manufacturers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past and may in the future cause us to extend the deployment schedule or make modifications under customer contracts. In addition, under the MSAs, our customers generally have the right to terminate the MSA for any reason, including for their sole convenience, a material breach or insolvency on our part, or their inability to obtain required regulatory approval. The occurrence of such adjustments and terminations could materially reduce the amount of, or delay the fulfillment of, our total and order backlog.

Our estimates of total backlog and order backlog to be fulfilled are forward-looking statements based on contractual terms and conditions, as well as our expectations as of the date of this Annual Report on Form 10-K. We believe our estimates were prepared on a reasonable basis, reflect the best currently available estimates and judgments, and reflect the assumptions and considerations on which we base our belief that we will fulfill delivery of product and performance of services and bill for such product and services. However, these estimates should not be relied upon as an indication of actual future non-GAAP revenue or revenue, and you should not place undue reliance on these estimates. Any differences among these assumptions and our actual experiences may lead to financial results in future periods that differ significantly from our current estimates. See Item 1A. Risk Factors, Amounts included in our total backlog and order backlog may not result in actual non-GAAP revenue or revenue or translate into profits. Information regarding total backlog and order backlog is designed to summarize the financial terms of our agreements and is not intended to provide guidance on our future non-GAAP revenue, revenue, operating results, profitability or cash flow.

Our Partners

Although we believe our networking platform is the core enabler of the smart grid and smart cities, other third-party products are critical to meeting the needs of our customers and unlocking the full value of our platform. Because our products are built using open standards, third-party vendors can integrate both new and existing devices with our platform, forming end-to-end offerings.

To meet the needs of the market, we have developed relationships with a large number of third parties who have optimized their products to integrate with our networking platform. This approach enables us to deliver end-to-end offerings that address the needs of our customers, offering best-in-class products with a diversity of supply options, while lowering technology risk and accelerating implementation times. We have demonstrated interoperability across a broad range of hardware and software with more than 75 vendors. The composition of our vendors varies between customer projects, depending on each project’s scope and requirements. Our hardware partners manufacture various devices including meters, capacitor bank controllers, smart thermostats and street lights. Our software partners provide various applications including meter data management, consumer information management, energy management, energy analytics and street light management.

Marketing and Sales

We market and sell our products primarily through our direct sales force. In some cases, we may sell our products to third party service providers or resellers. We continue to invest significantly in direct sales efforts and in increasing our brand awareness, as we expand internationally and broaden our product portfolio because we believe it is critical that we maintain a direct relationship with our existing and prospective customers. We currently have personnel in various locations across the United States, as well as in Australia, Brazil, Hong Kong, Singapore, Portugal and the United Kingdom, and we plan to expand to other international locations.

Sales Process

We believe that our demonstrated experience of networking millions of Silver Spring-enabled devices allows us to understand the unique needs of our customers. Given the strategic impact of our networking platform on our customers, our customers’ decision-making processes typically involve top-level executives and large multi-functional teams across many organizational layers. For the smart grid, utilities generally undertake extensive budgeting, procurement, competitive bidding, technical and performance review, and regulatory approval processes that can take several years to complete for the advanced metering deployment. Distribution automation and demand side management can have shorter sales cycles given the capital required for the project may be covered within the utility’s existing capital budget. Customers may conduct both lab testing and field pilot projects to verify the functionality of our products prior to awarding a contract for a larger deployment. We work closely with customers to develop measurable success criteria for these projects and often assist potential utility customers in the development of an internal business case to quantify the value proposition of our products and services. In addition to working with utilities, we sometimes work with systems integrators, particularly when entering foreign markets where we may lack longer-term relationships with local utilities. In these instances, by working with the systems integrators who do have these relationships, we are able to gain a foothold in new markets more quickly.

Generally, we submit a proposal proactively or in response to a formal request for proposal from a customer. Our sales are generally made pursuant to master equipment purchase, services and software license agreements, under which customers issue specific scopes of work.

Fulfillment Process

While we target our sales efforts towards, and in most cases negotiate terms directly with, our customers, our customers generally contract with and procure some portion of our products through third-party vendors.

For example, for our advanced metering solution, our communications modules are integrated into meters manufactured by third parties, such as General Electric Energy, Landis+Gyr AG (acquired by Toshiba Corporation) and Secure Meters. Substantially all of our communications modules sales are fulfilled in this manner, and we receive payment directly from these meter vendors. We believe that allowing our utility customers to purchase meters that have been integrated with our communications modules directly from multiple meter vendors creates a diversity of supply options and reduces their supply chain risk. A similar structure is used in our street light solution, where fulfillment of our communications modules is often completed by our partners who manufacture lighting fixtures or control modules. Our remaining products and services are delivered and billed by us directly to our customers. Alternatively, we may resell third-party devices, such as meters integrated with our communications modules or HAN devices, directly to our utility customers. Regardless of the method of fulfillment, we maintain a direct and ongoing relationship with our utility customers.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to continually invest in the advancement of our networking platform and solutions, including investing in our core network technologies, expanding the functionality of our current solutions, and developing new solutions and applications to address evolving customer needs. In addition, we intend to continue expanding the interoperability of our products with those of our partners and adapting our products for use in international markets. We are also focused on continually improving our hardware product design to further reduce manufacturing costs and cycle time. Our research and development expenses were $77.0 million, $62.0 million and $57.5 million during the years ended December 31, 2013, 2012, and 2011, respectively.

Manufacturing

We outsource the manufacturing of our hardware to third-party contract manufacturers. This outsourced approach allows us to:

•	focus our resources on core competencies in engineering and supply chain management;

•	reduce costs by minimizing manufacturing overhead and inventory;

•	benefit from our contract manufacturers’ ability to obtain favorable pricing through volume purchases of components;

•	rapidly scale capacity on a global basis to meet demand;

•	improve continuity of material supply; and

•	increase customer response time with turnkey manufacturing and drop-shipment capabilities.

Our contract manufacturers provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, quality control testing, warranty repair, and shipment to our utility customers and meter partners. Currently, our sole manufacturing relationship is with Plexus Corp. Our hardware products are manufactured at our contract manufacturers’ facilities in the United States. The finished communications modules are shipped directly to our meter, device and street light partners for integration into their devices prior to being shipped to our customers. Other finished hardware products, such as our networking hardware and gas IMUs, are generally shipped directly to our customers.

Our contract manufacturers generally secure capacity and procure component inventory on our behalf based on our forecasts and existing product delivery obligations to customers. Our hardware products consist of commodity parts and certain custom components. Our components are generally available from multiple sources or suppliers. However, some components used in our products are purchased from single or limited sources. To protect against component shortages and to provide replacement parts for our service teams, we manage our supply chain with our meter partners and contract manufacturers to establish adequate quantities of key components. In addition, we may stock limited supplies of certain key components for our products. As part of our design review process, we also identify alternative or substitute parts for single-source components to further minimize risk. Nonetheless, in some situations, we face the risk of shortages due to reliance on a limited number of suppliers, commodity supply constraints, capacity constraints or price fluctuations related to raw materials.

Competition

Competition in our market is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new solutions, applications and services in a timely and efficient manner.

The principal competitive factors that affect our success include:

•	our ability to anticipate changes in customer requirements and to develop new or improved products that meet these requirements in a timely manner;

•	the price, quality and performance of our products and services;

•	our ability to differentiate our products and services from those of our competitors and thereby win new customers or sell additional solutions to existing customers;

•	our reputation, including the perceived quality and performance of our products and services;

•	our ability to ensure that our products conform to established and evolving industry standards and governmental regulations;

•	our customer service and support;

•	warranties, indemnities, and other contractual terms; and

•	customer relationships and our ability to obtain strong customer references that will support future sales efforts and market awareness.

We believe we compete effectively in the market as a result of a number of factors including the innovative nature of our technology, the breadth of our product offerings, field proven performance, competitive cost of ownership, our extensive relationships with third-party vendors and strong references from our existing customers.

Our competitors range from small to very large and established companies. These companies offer a variety of products and services related to the smart grid and smart cities and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications vendors, street light providers, and other service providers.

We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Echelon Corporation, Elster Group SE, Itron Inc., Landis+Gyr AG, which was acquired by Toshiba Corporation, Sensus Metering Systems Inc. and Trilliant Holdings, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as S&C Electric Company and Schweitzer Engineering Laboratories, Inc.

We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including Coulomb Technologies Inc., Grid Net Inc., OPOWER Inc., C3 Inc. and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Telensa Limited, Harvard Engineering PLC, Echelon Corporation and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others.

Furthermore, other large companies such as Alcatel-Lucent, AT&T Inc., Cisco Systems Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Mitsubishi Corporation, Siemens AG, Sprint Nextel Corporation and Verizon Communications Inc. have announced plans to pursue business opportunities related to the smart grid and smart cities. Finally, as we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of products and services related to the smart grid and smart cities, some of which may be directly competitive with our offerings.

These companies may have competitive advantages in the market, including strong brand recognition, long-standing customer relationships, established distribution networks, deep financial resources and broad product portfolios. In addition, some of our competitors may have larger patent portfolios than we have, which may provide them with a competitive advantage and may require us to engage in costly litigation to protect and defend our intellectual property rights.

To remain competitive, we may need to lower prices, invest more heavily in expanding our portfolio of solutions, improve the functionality or features of our solutions or expand our partnerships with third parties. In addition, these third-party vendors may also be or may become competitors. We intend to continue to effectively manage these relationships and to cultivate relationships with new partners to maintain our competitive positioning.

We endeavor to offer the most competitive and highest-value solutions and services to the markets we serve. Maintaining our competitive positioning through understanding the requirements of our customers and markets is of paramount importance in growing our market opportunity and will remain a top priority for our entire organization.

Intellectual Property

We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2013, we had 61 issued patents and 79 patent applications pending in the United States. In foreign jurisdictions, we had 95 patents granted and 137 patent applications pending, which are collectively based on 57 U.S. patent applications. Our patents expire at various times between 2015 and 2032. We also have registered and unregistered trademarks in the United States and several foreign jurisdictions. We generally require employees, consultants, utility customers, suppliers and partners to execute confidentiality agreements with us that restrict the disclosure of our intellectual property, and we generally require our employees and consultants to execute invention assignment agreements with us that protect our intellectual property rights.

Employees

As of December 31, 2013, we had a total of 602 regular full-time employees, including 39 employees located outside the United States. Our employees in Brazil are represented by a union in accordance with local statutory requirements, but none of our other employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Executive Officers

Our executive officers and their ages as of February 1, 2014 are as follows:

Name	Age	Position(s)
Scott A. Lang	51	Chairman of the Board of Directors, President and Chief Executive Officer
Richard S. Arnold, Jr.	50	General Counsel and Secretary
James P. Burns	49	Executive Vice President and Chief Financial Officer
Amy L. Cappellanti-Wolf	49	Chief Human Resources Officer
Eric P. Dresselhuys	49	Executive Vice President, Global Development
Anil P. Gadre	57	Executive Vice President, Products and Chief Marketing Officer
John R. Joyce	60	Vice Chairman and Executive Vice President
Carrie J. Kalinowski	40	Vice President, Finance and Corporate Controller
Daniel J. Middleton	49	Executive Vice President, Sales
Donald L. Reeves III	46	Executive Vice President, Smart Grid Services
Raj Vaswani	48	Chief Technology Officer

Scott A. Lang has served as our President, Chief Executive Officer and as Chairman of our Board of Directors since September 2004. Prior to joining us, from 1988 to 2004 Mr. Lang worked at Perot Systems, a provider of information technology services and business solutions, most recently as Vice President of the Strategic Markets Group. Mr. Lang holds a B.S. in Business Administration from the University of Mississippi with a minor in Computer Science, and was a graduate of the Advanced Executive Program from The Kellogg School of Management at Northwestern University.

Richard S. Arnold, Jr. has served as our General Counsel and Secretary since February 2013. From February 2005 to February 2013, Mr. Arnold served in multiple roles at Hewlett-Packard Company, an information technology company, most recently as Vice President and Associate General Counsel from July 2009 until his departure. Prior to that, Mr. Arnold was an attorney at Wilson Sonsini Goodrich & Rosati from 1999 to 2005. Mr. Arnold holds a B.S. in Electrical Engineering from the United States Military Academy and a J.D./M.B.A. from Duke University.

James P. Burns has served as our Executive Vice President and Chief Financial Officer since September 2013. From October 2012 until August 2013, Mr. Burns worked as an independent consultant. From 1988 until October 2012, Mr. Burns served in multiple roles at Hewlett-Packard Company, an information technology company, most recently as Chief Operating Officer and Senior Vice President of Operations for the Enterprise Services division from July 2011 until October 2012 and Chief Financial Officer and Vice President for the Enterprise Business division from May 2010 until June 2011. Mr. Burns holds a B.S. in Accounting from Santa Clara University.

Amy L. Cappellanti-Wolf has served as our Chief Human Resources Officer since June 2009. From September 2001 to June 2009, Ms. Cappellanti-Wolf served as Vice President, Human Resources of Cisco Systems, Inc., a networking company. From 2000 to 2001, she served as a Human Resources Director at Sun Microsystems, Inc. Ms. Cappellanti-Wolf served as Human Resources Director for The Walt Disney Company from 1995 to 2000 and held various roles in human resources with Frito-Lay, Inc., a division of PepsiCo, Inc., from 1988 to 1995. She holds a B.S. in Journalism from West Virginia University and an M.S. in Industrial and Labor Relations from West Virginia University.

Eric P. Dresselhuys joined us in July 2002 and has served in a number of executive-level sales and marketing roles, most recently as our Executive Vice President, Global Development since November 2011. From 1997 to 2002, Mr. Dresselhuys was Vice President, Sales and Marketing for Innovatec Corporation, a provider of Advanced Metering and related systems. Prior to joining Innovatec, Mr. Dresselhuys worked at Procter & Gamble, where he held a variety of sales and marketing positions, including leading corporate sales teams and managing new product introductions for the Household Cleaning division. He holds a B.S. in Economics from the University of Wisconsin, Madison.

Anil P. Gadre has served as our Executive Vice President, Products and Marketing since January 2013 after serving as our Executive Vice President, Product Management from November 2011 to January 2013 and our Vice President, Product Management from June 2011 to October 2011. Mr. Gadre was an independent strategic marketing consultant from February 2010 to June 2011. Prior to that, Mr. Gadre served in various capacities at Sun Microsystems, Inc. prior to its acquisition by Oracle Corporation, including from April 1999 to May 2002 as Vice President and General Manager of Solaris Software, from May 2002 to November 2004 as Vice President, Software Marketing, from November 2004 to November 2008 as Executive Vice President, Chief Marketing Officer, and from November 2008 to February 2010 as Executive Vice President, Applications Platform Software. Mr. Gadre holds a B.S. in Electrical Engineering from Stanford University and a Masters of Management from Northwestern University, Kellogg School of Management.

John R. Joyce has served as our Vice Chairman and Executive Vice Chairman since September 2013, and previously served as our Vice Chairman and Chief Financial Officer from September 2010 to September 2013. Prior to joining us, Mr. Joyce served as a Managing Director at Silver Lake, a private equity firm, from July 2005 to July 2010. From 1975 to July 2005, he served in multiple roles for IBM, a global technology firm, including Senior Vice President and Group Executive of the IBM Global Services division, Senior Vice President and Chief Financial Officer, President of IBM Asia Pacific and Vice President and Controller for IBM’s global operations. Mr. Joyce was previously a director of Avago Technologies Limited, Hewlett-Packard Company and Gartner Inc. Mr. Joyce holds a B.A. from Montclair State University and holds an M.B.A. from Fairleigh Dickinson University.

Carrie J. Kalinowski has served as our Vice President, Finance since May 2007 and in addition, assumed the role of Corporate Controller in January 2012. Ms. Kalinowski previously served as our Director of Finance from May 2004 through May 2007. Ms. Kalinowski was Director of Finance at Bookham, Inc., a provider of optical products from October 2003 through May 2004 and Director and Manager of Finance at Ignis Optics, Inc., a provider of optical products, from September 2001 to October 2003. Ignis Optics was acquired by Bookham in October 2003. Prior to Ignis Optics, Ms. Kalinowski served in the Planning and Finance Group at The Walt Disney Company from August 1995 to May 1998. Ms. Kalinowski holds a B.A. in Economics and an M.B.A. from Stanford University.

Daniel J. Middleton has served as our Executive Vice President, Sales, since October 2012 and previously served as our Senior Vice President, Major Accounts and Brazil Executive Sponsor, from September 2009 to October 2012 and as our Vice President, Sales, from January 2007 to September 2009. From February 2006 to December 2006, Mr. Middleton served as the Vice President, Ethernet Solutions at Alcatel-Lucent, a telecommunications equipment company, and, from December 2004 to January 2006, served as General Manager and Senior Vice President, Americas, for Riverstone Networks, Inc., a networking hardware company, which was acquired by Alcatel-Lucent in September 2006. Prior to that, Mr. Middleton served in multiple leadership roles at Nortel Networks from June 1994 to August 2004, including Vice President, EMEA Enterprise Division, from July 2002 to August 2004. Mr. Middleton holds a B.M.E. from The Georgia Institute of Technology and holds an M.B.A. from Duke University Fuqua School of Business.

Donald L. Reeves III has served as our Executive Vice President, Smart Grid Services and Operations since November 2012 and previously served as our Senior Vice President, Smart Grid Services from October 2011 to November 2012 and as our Vice President, Smart Grid Services from June 2010 to October 2011, Vice President, Solution Services from January 2009 to June 2010, Vice President, Software from October 2006 to January 2009, and Director of Software Engineering from February 2005 to October 2006. From August 2003 to October 2004, Mr. Reeves served as Vice President, Engineering of Black Pearl, Inc., a provider of decision management software. From March 2001 to August 2003, he served as Vice President, Application Engineering of Commerce One, Inc., a provider of e-commerce solutions. Prior to Commerce One, Mr. Reeves managed the software development organizations at a pair of start-up companies, MyTurn.com, Inc. and GlobalPC Inc., providers of personal computers, from August 1998 to February 2001. From December 1990 to August 1998, Mr. Reeves held various engineering positions at Geoworks Corporation, a provider of operating systems, applications and wireless online services. Mr. Reeves holds a B.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley.

Raj Vaswani has served as our Chief Technology Officer since February 2006 and previously served as our Vice President, Product Development from November 2003 until February 2006. From April 2001 to December 2001 and again from January 2003 to October 2003, Mr. Vaswani was an Entrepreneur in Residence with Foundation Capital, LLC, a venture capital firm. He served as Vice President of Engineering at Epinions.com, a consumer-oriented website company from September 1999 to April 2001. From March 1996 to September 1999, Mr. Vaswani was Senior Scientist and Director of Engineering for the At Home Corporation. He holds a B.S. in Electrical Engineering and Computer Science from the University of California, Berkeley and an M.S. in Computer Science from the University of Washington.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Notes 1 and 12 of our Notes to Consolidated Financial Statements included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Corporate Information

We were incorporated in the State of Delaware on July 3, 2002 as Real Time Techcomm, Inc. On August 6, 2002, we changed our name to Silver Spring Networks, Inc. Our principal executive offices are located at 555 Broadway Street, Redwood City, California 94063, and our telephone number is (650) 839-4000. Our website address is www.silverspringnetworks.com.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission or SEC’s Public Reference Room at 100 F Street, NE, Washington, District of Columbia 20549 or by calling the SEC at (800) SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Copies of our reports on Form 10-K, Form 10-Q and Form 8-K, may be obtained, free of charge, electronically through our internet website, http://ir.silverspringnet.com.

ITEM 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future performance. If any of the events or circumstances described below occurs, our business and financial performance could be harmed, our actual results could differ materially from our expectations and the market value of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may harm our business and financial performance.

We have a history of losses, anticipate continued losses and may incur negative operating cash flow in future periods, and we may not achieve or sustain profitability on a quarterly or annual basis.

We have incurred significant losses to date, with an accumulated deficit of $617.3 million as of December 31, 2013. For the years ended December 31, 2013, 2012, and 2011, we incurred net loss of $(66.8) million, $(89.7) million, and $(92.4) million, respectively. We expect these losses to continue. We may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, non-GAAP revenue and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. While our revenue and non-GAAP revenue have increased in recent periods, there can be no assurances that our revenue and non-GAAP revenue will continue to increase or will not decrease on a quarterly or annual basis. For example, we had lower revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and lower revenue for the three months ended September 30, 2013 compared to the three months ended June 30, 2013. We expect revenue, non-GAAP revenue, non-GAAP gross margin and adjusted EBITDA to fluctuate from period to period throughout 2014 and beyond. We also expect operating losses in certain future periods. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations and Key Non-GAAP Financial Measures” below.

The factors that may affect the unpredictability of our quarterly results and cause our stock price to fluctuate include, but are not limited to:

•	long, and sometimes unpredictable, sales and customer deployment cycles;

•	changes in the mix of products and services sold;

•	our dependence on a limited number of customers;

•	the timing of acceptance of our products and services by our customers, which can have a material impact on when we recognize related revenue under our revenue recognition policies;

•	changing market conditions;

•	competition;

•	failures of our products, components that we use in our products or third-party devices containing our products that delay deployments, cause bodily injury, death or property damage, harm our reputation or result in high warranty costs, contractual penalties or terminations;

•	product or project failures by third-party vendors, customers or competitors that result in the cancellation, slowing down or deferring of projects;

•	liquidated damages provisions in our contracts, which could result in significant financial penalties if triggered or, even if not triggered, could affect our ability to recognize revenue in a given period;
•	the ability of our suppliers and manufacturers to deliver supplies and products to us on a timely basis;

•	delays associated with government funding programs for smart grid projects;

•	delays in regulatory approvals for our utility customers and customer deployments;

•	political and consumer sentiment and the related impact on the scope and timing of smart grid and smart city deployments; and

•	economic, regulatory and political conditions in the markets where we operate or anticipate operating.

As a result, we believe that quarter to quarter comparisons of operating results are not necessarily a good indication of what our future performance will be. It is likely that in some future quarters our operating results may be below our expectations or the expectations of securities analysts or investors, in which case the price of our common stock may decline.

Sales cycles to our customers can be lengthy and unpredictable and require significant employee time and financial resources with no assurances that a prospective customer will select our products and services.

Sales cycles with our prospective customers, particularly to utilities, which are our primary set of prospective customers, tend to be long and unpredictable. Utilities generally have extensive budgeting, procurement, competitive bidding, technical and performance review, and regulatory approval processes that can take up to several years to complete. Utilities may choose, and many historically have often chosen, to follow industry trends rather than be early adopters of new products or services, which can extend the lead time for or prevent acceptance of more recently introduced products or services such as ours. In addition, in many instances, a utility may require one or more pilot programs to test our new products and services before committing to a larger deployment. These pilot programs may be quite lengthy and further delay the sales cycle with no assurance that they will lead to a larger deployment or future sales. Furthermore, to the extent our products are required to be deployed with the products of others, such as meters, delays related to such third-party products will further lengthen the sales cycle.

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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of December 31, 2013 and 2012, we had $524.7 million and $508.1 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

Amounts included in our total backlog and order backlog may not result in actual non-GAAP revenue or revenue or translate into profits.

Our total backlog represents future product and service revenue and non-GAAP revenue that we expect to generate pursuant to contracts that we have entered into with our customers and third-party device manufacturers. Our total backlog includes our order backlog, which represents future revenue and non-GAAP revenue for open purchase orders and other firm commitments. We anticipate that our total backlog and order backlog will fluctuate from period to period throughout 2014 and beyond. Please see Item 1. Business, Total Backlog and Item 1. Business, Order Backlog above for further information regarding our total backlog and order backlog.

We cannot guarantee that our total backlog or order backlog will result in actual non-GAAP revenue or revenue in the originally anticipated period or at all. In addition, the contracts reflected in our total backlog and order backlog may not generate margins equal to or better than our historical operating results. We only recently began to track total backlog and order backlog on a consistent basis as performance measures and as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our total backlog and order backlog. Our customer contracts are typically structured as master purchase and service agreements, or MSAs, under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our customers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past and may in the future cause us to extend the deployment schedule or make modifications under customer contracts. For example, regulatory uncertainties previously delayed the timing of Commonwealth Edison Company’s deployment. In addition, under our MSAs, our customers generally have the right to terminate the MSA for any reason, including for their sole convenience, a material breach or insolvency on our part or their inability to obtain required regulatory approval. The occurrence of such adjustments or terminations could materially reduce the amount of, or delay the fulfillment of, our total and order backlog. If our total backlog or order backlog fails to materialize as expected, we could experience a material reduction in future non-GAAP revenue, revenue, operating results or cash flow.

We are dependent on the utility industry, which has experienced volatility in capital spending. This volatility could cause our results of operations to vary significantly from period to period.

We derive a substantial portion of our revenue and non-GAAP revenue from sales of products and services directly and indirectly to utilities. Similar to other industries, the utility industry has been affected by recent economic factors, including continued global economic uncertainty, concerns over the U.S. debt ceiling and continued monetary, financial and sovereign debt uncertainties in European and other foreign countries, and economic weakness in emerging markets. Purchases of our products and services may be reduced or deferred as a result of many factors including economic downturns and uncertainty, slowdowns in new residential and commercial construction, a utility’s access to capital on acceptable terms, the timing and availability of government grants or incentives, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions, consumer opposition and fluctuating interest rates. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the recurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States or in our industry. We have experienced, and may in the future experience, variability in operating results on an annual and a quarterly basis as a result of these factors. Because a significant portion of our expenses is fixed in the short term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. This could materially and adversely affect our operating results, financial condition and cash flows.

Substantially all of our current products depend on the availability and are subject to the regulation of radio spectrum in the United States and abroad.

Substantially all of our current products are designed to communicate wirelessly via radio frequencies and therefore depend on the availability of adequate radio spectrum in order to operate. While these products could be designed to operate in a variety of different frequencies or by using other technologies such as cellular, in the United States they are primarily designed to form a wireless RF mesh using the unlicensed 902-928 megahertz, or MHz, band. The 902-928 MHz band is available for a wide variety of uses and requires us to manage interference by other users who operate in accordance with the Federal Communications Commission, or FCC, rules. The unlicensed frequencies are also often the subject of proposals to the FCC requesting a change in the rules under which such frequencies may be used. In the past, the FCC has re-allocated spectrum for new or additional uses, and has adopted changes to the requirements for equipment using radio spectrum. It is possible that the FCC or the U.S. Congress could adopt additional changes, which may be incompatible with our current or future product offerings, as well as products currently installed in the field, or require them to be modified at significant, or even prohibitive, cost. If the unlicensed frequencies become unacceptably crowded, restrictive or subject to changed laws, regulations or rules governing their use, our business, financial condition and results of operations could be materially and adversely affected.

Our international growth and future success also depend on the availability of radio spectrum that is compatible with our products or on our ability to develop products that use alternative communications technology, such as Gen4, our next-generation networking technology, which is available to customers in some products today and supports cellular communications, with more products coming to market as we continue to integrate it with products from additional device partners. In Australia, we primarily use unlicensed spectrum in the 915-928 MHz band with relatively minimal modifications needed to our products. In many other countries, however, there may not be spectrum available or we may be required to obtain a license to operate in any frequency band that is compatible with our products, including, but not limited to, the 902-928 MHz band. Licenses to appropriate spectrum in these countries may be unavailable or only available at unreasonably high prices. Similarly, in the event that we were only able to obtain a license outside of the 902-928 MHz band, the cost of modifying or redesigning our products to make them compatible with available spectrum could be significant or even cost-prohibitive. Alternatively, if we are not able to obtain available spectrum on financially advantageous terms, we may not be able to compete without investing in alternative communication technology. Moreover, interference caused by others who do not comply with regulatory or statutory requirements could further limit the availability of spectrum that is compatible with our products. If limitations on the availability of spectrum or the cost of making necessary modifications or investments in new technology preclude us from selling our products in markets outside of the United States, our growth, prospects, financial condition and results of operations could be materially and adversely affected.

A limited number of our customers are responsible for a significant portion of our non-GAAP revenue, revenue and cash flow. A decrease in sales to these customers or delays in customer deployments could have a material adverse effect on our operating results and financial condition.

A substantial majority of our revenue, non-GAAP revenue and cash flow depends on relatively large sales to a limited number of customers. The combination of lengthy sales cycles and relatively large sales to a small number of customers increases the risk of quarterly fluctuations in our non-GAAP revenue, revenue and operating results. Please see Part II. Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Key Elements of Operating and Financial Performance; and Factors Affecting Our Performance” below for further information regarding customer concentration. Our master purchase and service agreements, or MSAs, do not impose purchase obligations on our customers until we have received a purchase order or agreed to a statement of work. Further, the MSAs are typically subject to termination for any reason, including for convenience following a specified notice period. We expect that a limited number of customers will continue to account for a substantial portion of our revenue and non-GAAP revenue in future periods. Changes in the business requirements, vendor selection, or purchasing behavior of our customers could significantly decrease our sales. In addition, our MSAs are complex, often requiring close coordination with our customers over extended preparation and deployment periods and involving large-scale delivery of our products and services. From time to time we have experienced and may in the future experience challenges in satisfying our customers throughout these preparation and deployment periods regarding all aspects of our performance. Additionally, we have, in the past, received correspondence from customers claiming that there have been deficiencies in our timeliness and coordination regarding hardware, software and services for deployment, and requesting that we remedy the deficiencies noted. If we are unable to address customers’ concerns, we could be required to pay penalties, liquidated damages or other expenses, the customer could terminate our MSA and our reputation could be damaged. Additionally, delays in customer deployments have in the past, and could in the future, affect our results of operations. For example, regulatory uncertainties previously delayed the timing of Commonwealth Edison Company’s deployment. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

Our marketing efforts depend significantly on our ability to receive positive references from our existing customers.

Our marketing efforts depend significantly on our ability to call on our current customers to provide positive references to new, potential customers. Given our limited number of customers, the loss or dissatisfaction of any customer could substantially harm our brand and reputation, inhibit the market acceptance of our products and services, and impair our ability to attract new customers and maintain existing customers. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

The market for our products and services, and smart grid and smart city technology generally, is still developing. If the market develops less extensively or more slowly than we expect, our business could be harmed.

The market for our products and services, and smart grid and smart city technology generally, is still developing, and it is uncertain whether our products and services will achieve and sustain high levels of demand and market acceptance. Our near-term and long-term success will depend to a substantial extent on the willingness and ability of utilities to implement smart grid technology. Many utilities lack the financial resources and/or technical expertise required to evaluate, deploy and operate smart grid technology. Utilities’ activities are governed by regulatory agencies, including public utility commissions, which may not create a regulatory environment that is conducive to the implementation of smart grid technologies in a particular jurisdiction. Furthermore, some utilities may be reluctant or unwilling to adopt smart grid technology because they do not perceive the benefits or are unable to develop a business case to justify the up-front and ongoing expenditures. If utilities do not implement smart grid technology or do so in fewer numbers or more slowly than we expect, our business and operating results would be adversely affected. For example, in 2010, the rate of smart grid adoption slowed due to uncertainty surrounding the timing and tax treatment of U.S. government stimulus funding, negative publicity and consumer opposition, and regulatory investigations. These uncertainties caused many potential customers that had been considering smart grid programs in the United States to further evaluate their smart grid initiatives and delay their procurement processes or extend their deployment schedules. Smart grid adoption in international markets has trailed adoption in the United States as international markets continue to explore the technology and define the benefits and regulatory requirements for the smart grid.

Our success in the smart grid market also depends on our ability to expand beyond advanced metering sales and sell additional products and services, such as distribution automation, demand-side management, and our recently introduced street lights and data analytics platform. There can be no assurance that these products and services will be accepted by utilities or consumers. Similarly, our future success depends on our ability to expand our business beyond the smart grid into smart city infrastructure. We have only recently introduced our street light solution. There can be no assurance that this or other smart city products and services will be accepted by cities or other potential customers. Other competing products and services for both the smart grid and smart city may emerge and may be more successful.

Adverse publicity about, or consumer or political opposition to, the smart grid could inhibit the growth of the overall market.

The safety and security of the power grid, the accuracy and protection of the data collected by meters and transmitted via the smart grid, and concerns about the safety and perceived health risks of using radio frequency communications have been the focus of adverse publicity. For example, in Northern California, PG&E’s full-scale deployment of our networking platform and advanced metering solution has been subject to continued scrutiny following allegations of inaccurate bills generated by newly-installed “smart meters” and safety concerns about the levels of radio frequency electromagnetic fields emitted by the wireless communications technology used by the meters. As a result, the California State Senate created a special committee and the California Public Utilities Commission, or CPUC, hired an independent investigator to review the installation and use of advanced metering products. Negative publicity and consumer opposition in California, Maine and elsewhere have caused other utilities or their regulators to respond by delaying or modifying planned smart grid initiatives, mandating that utilities allow their customers to opt out of smart metering programs, or calling for investigations and/or implementation of unfavorable regulations and legislation. For example, in January 2012, the CPUC ruled that PG&E must let its customers retain or receive an analog meter, for nominal initial and monthly fees, if they, for any reason, opt out of PG&E’s deployment of PG&E’s smart meters. Similarly, outside the United States, public concern over smart grid projects in places such as Victoria, Australia has resulted in increased government scrutiny. Additionally, testing commissioned by the CPUC and other organizations could, in the future, contain negative information regarding the accuracy and safety of smart grid solutions. Finally, smart grid projects by other companies may be, or could be viewed by the public as, unsuccessful. Any of the foregoing factors could directly impact our current or future deployments, as well as inhibit the growth of the overall smart grid market, either of which could cause our business to suffer.

Security breaches involving our products or services, publicized breaches in smart grid or smart city products and services offered by others, or the public perception of security risks or vulnerability created by the deployment of the smart grid or smart city in general, whether or not valid, could harm our business.

The security technologies we have integrated into our networking platform and solutions that are designed to detect unauthorized activity and prevent or minimize security breaches may not function as expected and there can be no assurance that our products and services, those of other companies with whose products our products and services are integrated or interact, or even the products of other smart grid and smart city solutions providers will not be subject to significant real or perceived security breaches.

Our networking and analytics platforms allows utilities to collect, monitor, store, compile and analyze sensitive information related to consumers’ energy usage, as well as the performance of different parts of the power grid. As part of our data transfer and managed services and SaaS, we may store and/or come into contact with sensitive consumer information and data when we perform operational, installation or maintenance functions for our customers. If, in handling this information, we, our partners or our customers fail to comply with privacy or security laws, we could face significant legal and financial exposure to claims of government agencies, customers and consumers whose privacy is compromised. Even the perception that we, our partners or our customers have improperly handled sensitive, confidential information could have a negative effect on our business. In addition, third parties may attempt to breach our security measures or inappropriately use or access our network services or the network hardware and software we have in the field through computer viruses, physical or electronic break-ins, and other means. If a breach is successful, sensitive information may be improperly obtained, manipulated or corrupted, and we may face legal and financial exposure. In addition, a breach could lead to a loss of confidence in our products and services and our business could suffer.

Our current and anticipated future products and services allow authorized personnel to remotely control equipment at residential and commercial locations, at various points on the power grid, and at various points in a city’s critical infrastructure. For example, our software allows a utility to remotely connect and disconnect electricity at specific customer locations. If an unauthorized third party were to breach our security measures and disrupt, gain access to or take control of any of our products or services, our business and reputation could be severely harmed.

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

Concerns about security, customer or consumer privacy may result in the adoption of state or federal legislation that restricts the implementation of smart grid and smart city technology or requires us to make modifications to our products, which could significantly limit the deployment of our technologies or result in significant expense to modify our products.

Any real or perceived security breach could seriously harm our reputation and result in significant legal and financial exposure, including increased remediation costs and security protection costs, inhibit market acceptance of our products and services, halt or delay the deployment by customers of our products and services, cause us to lose customers, harm our reputation, trigger unfavorable legislation and regulatory action, and inhibit the growth of the overall market for the smart grid and smart cities. Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

If our products contain defects or otherwise fail to perform as expected, we could be liable for damages and incur unanticipated warranty, recall and other related expenses, our reputation could be damaged, we could lose market share and, as a result, our financial condition or results of operations could suffer.

Our products are complex and may contain defects or experience failures due to any number of issues in design, materials, deployment and/or use. If any of our products contain a defect, compatibility or interoperability issue or other error, we may have to devote significant time and resources to find and correct the issue. Such efforts could divert the attention of our management team and other relevant personnel from other important tasks. We have in the past experienced product defects due to a faulty component supplied by a third-

party, and recorded significant costs associated with warranty claims, write-offs of returned products and customer repair programs implemented as a result. A product defect, product recall or a significant number of product returns could: be expensive; damage our reputation and relationships with our customers and third-party vendors; result in property damage or physical injury; result in the loss of business to competitors; and result in litigation against us. Costs associated with field replacement labor, hardware replacement, re-integration with third-party products, handling charges, correcting defects, errors and bugs, or other issues could be significant and could materially harm our financial results.

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

Our customer contracts typically contain provisions that could cause us to incur penalties, be liable for damages, and/or incur unanticipated expenses with respect to the functionality, deployment, operation and availability of our products and services, and that provide the customer with the right to terminate the contract for any reason.

In addition to the risk of unanticipated warranty or recall expenses, our customer contracts typically contain provisions that could cause us to incur penalties, be liable for damages, including liquidated damages, or incur other expenses, if we experience difficulties with respect to the functionality, deployment, operation and availability of our products and services. In the event of late deliveries, late or improper installations or operations, failure to meet product or performance specifications or other product defects, interruptions or delays in our managed service offerings, our customer contracts may expose us to penalties, significant damages and other liabilities. For example, we have in the past agreed to reimburse customers for their costs and incurred liquidated damages by failing to timely meet contractual milestones or other contractual requirements. In addition, our customer contracts are typically subject to termination for any reason, including for convenience following a specified notice period, our material breach or insolvency, or the failure to obtain required regulatory approval. If a customer terminates its customer contract for any reason, our estimates of total backlog and order backlog will be reduced. Reductions in total backlog and order backlog may have a negative effect on future revenue, non-GAAP revenue, profitability and liquidity. In the event we were to incur contractual penalties, such as liquidated damages or other related costs that exceed our expectations, or our customers terminate their contracts with us, our business, financial condition and operating results could be materially and adversely affected.

Our success depends in part on our ability to integrate our technology into devices and our relationship with device manufacturers.

Our business depends on our ability to integrate our communications modules into devices manufactured by third-party vendors. For example, for our advanced metering solution, our communications modules are integrated into electricity meters that are manufactured by third parties such as General Electric Company, Landis+Gyr AG (acquired by Toshiba Corporation), and Secure Meters Limited, or Secure Meters. A similar structure is used in our street light solution, where fulfillment of our communications modules is often completed by our partners who manufacture lighting fixtures or control modules. In a typical deployment, our customer purchases our communications modules from one or more third-party device manufacturers after integration into the device. Accordingly, even if demand for our products is strong, we have in the past and may in the future be constrained by the production capacity and priorities of the device manufacturers. In addition, several of these device manufacturers offer competing products, partner with other providers or may otherwise choose not to integrate our communications modules with their devices. If for technical or any other reason we were to lose the ability to integrate our communications modules with devices manufactured by third parties, or if our relationships with device manufacturers were to be terminated or renegotiated on unfavorable terms, our business, financial condition, and operating results could suffer. Further, there have been instances where devices with which our technology had been integrated experienced defects or had other problems that were unrelated to our technology. If this occurs in the future and the defects or problems are more significant or occur more frequently, our reputation could suffer and our business could be harmed.

From time to time, we have worked and expect to continue to work with third parties to pursue smart grid and smart city market opportunities. If we were unable to establish and maintain these relationships, or if our initiatives with these third parties are unsuccessful, our business may suffer.

For some of our existing and anticipated future products and services, we expect to maintain and may seek to establish relationships with third parties in order to take advantage of smart grid and smart city market opportunities. For example, we have designed our products to interface with in-home devices and data analytics products, and will need to work with third parties to successfully deploy these products. Before a customer is willing to move forward with a deployment of our products, they may require that we partner with third-party vendors and/or obtain a certification from these vendors that our products will function as intended when integrated with their products. In addition, third-party vendors may offer competing products, partner with other networking providers or otherwise choose not to partner with us. In the event that we are unable to establish or maintain new relationships on favorable terms, or at all, our ability to successfully sell our existing and anticipated future products and services could be jeopardized.

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

The current generation of our networking platform and solutions has only been developed in the last several years and is continuing to evolve. Deploying and operating our technology is a complex endeavor. As the size, complexity and scope of our deployments have expanded, we have been able to test product performance at a greater scale and in a variety of new geographic settings and environmental conditions. These larger deployments have presented a number of unforeseen operational and technical challenges, which in some cases have caused delays and required us to commit significant resources to address these challenges. As the number, size and complexity of our deployments grow, we may continue to encounter unforeseen operational, technical and other challenges, some of which could cause significant delays, trigger contractual penalties, result in unanticipated expenses, and/or damage to our reputation, each of which could materially and adversely affect our business, financial condition and results of operations.

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

Most of our current non-GAAP revenue and revenue are derived from our networking platform and advanced metering solution, but our growth and future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. The market for smart grid and smart city technology products is still in its early stages, and we cannot assure you that we will be successful in developing or selling new products in these markets. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful.

We and our customers operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical.

Our products and our customers are subject to federal, state, local and foreign laws and regulations. Laws and regulations applicable to us and our products govern, among other things, the manner in which our products communicate, and the environmental impact and electrical reliability of our products. Additionally, our U.S. utility customers are often regulated by national, state and/or local bodies, including public utility commissions, the Department of Energy, the Federal Energy Regulatory Commission and other bodies. International utility customers are often subject to similar regulatory regimes. Prospective utility customers may be required to gain approval from any or all of these organizations prior to implementing our products and services, including specific permissions related to the cost recovery of these systems. Regulatory agencies may impose special requirements for implementation and operation of our products. We may incur material costs or liabilities in complying with government regulations applicable to us or our utility customers. In addition, potentially significant expenditures could be required in order to comply with evolving regulations and requirements that may be adopted or imposed on us or our utility customers in the future. Such costs could make our products less economical and could impact our utility customers’ willingness to adopt our products, which could materially and adversely affect our revenue, results of operations and financial condition.

Furthermore, changes in the underlying regulatory conditions that affect utilities could have a potentially adverse effect on a utility’s interest or ability to implement smart grid technologies. For example, ongoing regulatory uncertainties previously delayed the timing of Commonwealth Edison Company’s deployment. Many regulatory jurisdictions have implemented rules that provide financial incentives for the implementation of energy efficiency and demand response technologies, often by providing rebates or through the restructuring of utility rates. If these programs were to cease, or if they were restructured in a manner inconsistent with the capabilities enabled by our products and services, our business, financial condition and results of operations could be significantly harmed.

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

Many utilities, including some of our customers and potential customers, apply for grants and may seek to participate in other government incentive programs, designed to stimulate the economy and support environmental initiatives, including smart grid technologies. Our customers and potential customers who apply for these government grants or incentives may delay or condition the purchase of our products and services upon receipt of such funds or upon their confidence in the future disbursement of those funds. If our customers and potential customers do not receive these funds or if receipt is significantly delayed, our results of operations could suffer. Similarly, the receipt of government funds or incentives may be conditioned upon utilities meeting milestones and other requirements, some of which may not be known until a future point in time. In addition, if our products and services do not meet the requirements necessary for receipt of government funds or other incentives, or if third parties fail to meet their obligations, our customers and potential customers may delay or condition the purchase of our products and services until they meet these requirements and our results of operations could suffer. Furthermore, there can be no assurance of government funds or incentives in future periods, either in the United States or in other countries where we may pursue business. As a result, our customers and potential customers may not have the resources or incentives to purchase our products and services.

If our products do not interoperate with our customers’ other systems, the purchase or deployment of our products and services may be delayed or cancelled.

Our products are designed to interface with our customers’ back office billing and other systems, each of which may have different specifications and utilize multiple protocol standards and products from other vendors. Our products will be required to interoperate with many or all of these products as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ systems, we may need to modify our products or services to fix or overcome these errors so that our products will interoperate with the existing software and hardware, which could be costly and negatively affect our business, financial condition, and results of operations. In addition, if our products and services do not interoperate with our customers’ systems, customers may seek to hold us liable, demand for our products could be adversely affected or orders for our products could be delayed or cancelled. This could hurt our operating results, damage our reputation, and seriously harm our business and prospects.

Interruptions or delays in service from our third-party data center facilities, or problems with the third-party hardware or software that we employ, could impair the delivery of our service and harm our business.

We currently offer managed services and SaaS, including disaster recovery services, utilizing two data center facilities operated by separate third parties in California and Nevada. These facilities may be vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, war, acts of terrorism, unauthorized entry, human error, and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We rely on software and hardware technology provided by third parties to enable us to provide these services. Any damage to, or failure of, these third-party data centers or the third-party hardware and software we employ, could result in significant and lengthy interruptions in the services we provide to our customers. Such interruptions could reduce our revenue and non-GAAP revenue, cause us to issue credits or pay penalties, cause customers to terminate their service, harm our reputation and adversely affect our ability to attract new customers.

We do not control certain critical aspects of the manufacture of our products and depend on a limited number of contract manufacturers.

Our future success will depend significantly on our ability to manufacture our products timely and cost-effectively, in sufficient volumes, and in accordance with quality standards. Currently, our sole manufacturing relationship is with Plexus Corp., who provides us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our customers and third-party vendors.

Our reliance on our contract manufacturer reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply. Any manufacturing disruption by our contract manufacturer could impair our ability to fulfill orders and warranty repair obligations. We may be unable to manage our relationship with our contract manufacturer effectively as it may experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations or otherwise fail to meet our future requirements for timely delivery. Similarly, to the extent that our contract manufacturer procures materials on our behalf, we may not benefit from any warranties received by the contract manufacturers from the suppliers or otherwise have recourse against the original supplier of the materials or even the contract manufacturer. In such circumstances, if the original supplier were to provide us or our contract manufacturers with faulty materials, we might not be able to recover the costs of such materials or be compensated for any damages that arise as a result of the inclusion of the faulty components in our products. For example, in the past we discovered that a faulty component from a third-party supplier was used in a discrete number of our communications modules.

Our contract manufacturer may suffer an interruption in its business, or experience delays, disruptions or quality control problems in its manufacturing operations, or seek to terminate its relationship with us, or we may choose to change or add additional contract manufacturers for other reasons. Additionally, we do not have long-term supply agreements with our contract manufacturer. As a result, we may be unable to renew or extend our agreement on terms favorable to us, if at all. Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is risky, time consuming and costly to qualify and implement contract manufacturer relationships.

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

Further, our customers may reschedule or cancel orders on relatively short notice. If our customers cancel orders after we have ordered the corresponding product from our suppliers, we may be forced to incur cancellation fees or to purchase products that we may not be able to resell, which could have a material adverse effect on our business, financial condition and results of operations.

Our business could be severely harmed by natural disasters or other catastrophes.

A significant catastrophic event such as war, acts of terrorism, natural disasters, such as earthquakes, or global threats, including, but not limited to, the outbreak of epidemic disease, could disrupt our operations and impair deployment of our solutions by our customers, interrupt critical functions, cause our suppliers to be unable to meet our demand for parts and equipment, reduce demand for our products, prevent our customers from honoring their contractual obligations to us or otherwise affect our business negatively. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the deployment of our products, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

We operate in a highly competitive industry and we compete against many companies with substantially greater financial and other resources, and our market share and results of operations may be reduced if we are unable to respond to our competitors effectively.

Competition in our market is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new solutions, applications and services in a timely and efficient manner. Our competitors range from small companies to very large and established companies. These competitors offer a variety of products and services related to the smart grid and smart city and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications vendors, street light providers, and other service providers. We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Echelon Corporation, Elster Group SE, Itron Inc., Landis+Gyr AG (which was acquired by Toshiba Corporation), Sensus Metering Systems Inc. and Trilliant Holdings, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as S&C Electric Company and Schweitzer Engineering Laboratories, Inc. We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including Coulomb Technologies Inc., Grid Net Inc., OPOWER Inc., C3 Inc. and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Telensa Limited, Harvard Engineering PLC, Echelon Corporation and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others. Furthermore, other large companies such as Alcatel-Lucent, AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Mitsubishi Corporation, Siemens AG, Sprint Nextel Corporation and Verizon Communications Inc. have announced plans to pursue business opportunities related to the smart grid and smart city. As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid and smart city, some of which may be competitive with our offerings.

Several of our competitors enjoy substantial competitive advantages such as:

•	greater name recognition and longer operating histories;

•	larger sales and marketing budgets and resources;

•	greater ability to integrate their products with existing systems;

•	broader distribution channels;

•	established relationships with existing and potential partners and customers;

•	lower labor and development costs; and

•	significantly greater financial, technical, customer support and other resources.

Some of these larger competitors have substantially broader product offerings and may be able to leverage the existing relationships they have with customers. In some cases, our larger competitors are also currently vendors of ours, and they could decide in the future to develop their own products instead of working with us. Any inability to effectively manage these relationships could have a material adverse effect on our business, operating results, and financial condition, and accordingly affect our chances of success. In addition, some of our competitors may have larger patent portfolios than we have, which may provide them with a competitive advantage and may require us to engage in costly litigation to protect and defend our freedom to operate and/or intellectual property rights.

Conditions in our market could change rapidly and significantly as a result of technological advancements or market consolidation. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products and services that are less costly, provide superior performance or achieve greater market acceptance than our products and services. In order to remain competitive, we may need to lower prices or attempt to add incremental features and functionality, which could negatively impact our revenue, non-GAAP revenue, gross margin and financial condition. In addition, our larger competitors often have broader product lines and are in a better position to withstand any significant reduction in capital spending by customers in the smart grid and smart city markets, and will therefore not be as susceptible to downturns in a particular market. If we are unable to compete successfully in the future, our business may be harmed.

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

Our future success will also depend on our ability to attract, retain and motivate highly skilled management, product development, operations, sales, technical and other personnel in the United States and abroad. Even in today’s economic climate, competition for these types of personnel is intense, particularly in the Silicon Valley, where our headquarters are located. All of our employees in the United States work for us on an at-will basis. Given the lengthy sales cycles with customers and deployment periods of our networking platform and solutions, the loss of key personnel could adversely affect our business.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our senior management, key personnel and other employees. Many of our longest-tenured employees, including members of our senior management and key personnel with deep institutional knowledge, hold significant vested stock options and shares of our common stock. Employees may be more likely to leave us if the shares they own or the shares underlying their vested stock options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. As a result of these factors, we may be unable to attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business.

Our ability to provide bid bonds, performance bonds or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements.

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

We are subject to international business uncertainties.

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention, and other than our existing international operations, we have limited experience entering new geographic markets. There can be no assurance that our international efforts will be successful. International sales and operations may be subject to risks such as:

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

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. The continued global economic uncertainty, concerns over the

U.S. debt ceiling and continued monetary, financial and sovereign debt uncertainties in European and other foreign countries, and economic weakness in emerging markets continue to have a negative effect on our business. Further, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. Even with economic recovery, it may take time for our customers or potential customers to establish new budgets and return to normal purchasing patterns. We cannot predict the recurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States or in our industry. These and other economic factors could adversely affect the demand for our products and services and, consequently, our business, financial condition and results of operations.

There can be no assurance that a deterioration in financial markets will not impair our ability or our customers’ ability to obtain financing in the future, including, but not limited to, our or our customers’ ability to incur indebtedness if that became necessary. In addition, there could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our key customers or suppliers, which could result in the inability of our customers to obtain credit to finance purchases of our products.

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

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. For example, we are currently engaged in litigation as further described in “Legal Proceedings.” In addition, we may be contractually obligated to indemnify our customers or other third parties that use or resell our products in the event our products are alleged to infringe a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license the alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2013, we had 61 issued patents and 79 patent applications pending in the United States and, in foreign jurisdictions, we had 95 patents granted and 137 patent applications pending, which are collectively based on 57 U.S. patent applications. Our patents expire at various times between 2015 and 2032. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

Our cash equivalent and short-term investment portfolio as of December 31, 2013 consisted of $93.5 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 31, 2013, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of December 31, 2013, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024. Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our products and services in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

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

Prior to our IPO in March 2013, there had not been a public market for our common stock. If you purchase shares of our common stock, you may not be able to resell those shares at or above your purchase price. An active or liquid market in our common stock may not be sustainable. The trading prices of the securities of technology companies have been highly volatile and the trading price of our common stock has been and may continue to be volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue , non-GAAP revenue and other operating results or our backlog;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	delays in regulatory approvals for our utility customers and customer deployments;

•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant customer wins, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of our customers, technology companies generally, or those in our industry in particular;

•	political and consumer sentiment, including concerns over accuracy of advanced metering technology, economic impact on consumers, privacy, security, consumer choice and the safety, health and environmental aspects of smart grid and smart city technology;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended December 31, 2013, the closing price of our common stock on the New York Stock Exchange ranged from $15.03 to $22.03 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the holders of an aggregate of 16,466,097 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of the resale of these shares under the Securities Act would generally result in the shares becoming freely tradable without restriction. Any sales of securities by existing stockholders could adversely effect the trading price of our common stock.

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

As of December 31, 2013 our directors, executive officers and their respective affiliates beneficially owned in the aggregate 30.8% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Redwood City, California, where we occupy facilities totaling approximately 171,100 square feet under a lease that expires on December 31, 2016. We use these facilities for administration, sales and marketing, research and development, customer support, and professional services. We also lease office spaces in Sao Paulo, Brazil; Melbourne, Australia; San Antonio, Texas; London, United Kingdom; Singapore; and Chicago, Illinois; we use these office spaces for sales and marketing and to deliver professional services locally. We believe that our existing facilities are adequate to meet our current needs, and we intend to procure additional space as needed as we add employees and expand our operations. We believe that, if required, suitable additional or substitute space would be available to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

We were named in a lawsuit filed in September 2010 in the Superior Court of the State of California, San Mateo County (Edwards v. Silver Spring Networks). The lawsuit claims to be a “class action” on behalf of California consumers, and alleges that smart meters are defective and generate incorrect bills. We have filed a motion to dismiss this case and, in September 2011, the San Mateo Superior Court granted our motion without leave to amend as to two of the plaintiffs’ causes of action and with leave to amend as to a third claim. In February 2012, the plaintiffs filed an amended complaint, to which we filed an answer denying the plaintiffs’ allegations in May 2012. In August 2012, the plaintiffs filed a second amended complaint, and in September 2012, we filed a demurrer to one of the two claims asserted in the second amended complaint, which was overruled by the court. In November 2012, the plaintiffs filed a motion for class certification, for which a hearing was held in January 2013. In April 2013, the court denied the class certification motion without prejudice, but allowed the plaintiffs to file a revised class certification motion, which the plaintiffs filed in June 2013. A hearing on the revised class certification motion was held in September 2013, and the court denied the revised class certification motion in December 2013. We intend to continue vigorously defending against the action.

In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers. Other defendants include Landis+Gyr AG (acquired by Toshiba Corporation), Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc. This lawsuit alleges infringement of United States Patent Nos. 5,388,101, 5,481,546, and 5,592,491 by certain networking technology and services that we and the other defendants provide. We filed amended answers, affirmative defenses and counterclaims in August 2012, September 2012, October 2012 and November 2012 denying the plaintiff’s allegations and that plaintiff’s patents are invalid. The trial has been scheduled for April 2014. All of the other named defendants in the case have settled with EON. We believe that we have meritorious defenses to EON’s allegations and intend to continue vigorously defending against the action.

In September 2011 TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against our customer, Oklahoma Gas & Electric Company, alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters. Together with the meter manufacturer, General Electric Company, we have agreed to indemnify and defend Oklahoma Gas & Electric Company in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, which the court ruled upon in June 2013. A hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013. We believe that we have meritorious defenses to TransData’s allegations, and together with General Electric Company intend to vigorously defend against the action.

In March 2013, Linex Technologies, Inc., a non-producing entity, or Linex, filed suit against us in United States District Court for the Southern District of Florida. The complaint alleges that certain of our networking technology infringes United States Patent Nos. 6,493,377 and 7,167,503. We filed an answer in May 2013. In January 2014, the court granted the plaintiff’s request for a stay of the matter, pending reexamination of the patents at issue by the U.S. Patent and Trademark Office. We believe that we have meritorious defenses to Linex’s allegations and intend to continue vigorously defending against the action.

In addition to the matters described above, from time to time, third parties may assert patent infringement claims against us in the form of letters, litigation or other forms of communication; we may be subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights; employment claims; and general contract or other claims. We may, from time to time, also be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, or compliance or other matters. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party rights or to establish our rights. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol “SSNI” since March 13, 2013, the date of our initial public offering.

The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2013
First quarter (from March 13, 2013)	$22.49	$16.28
Second quarter	$26.29	$15.35
Third quarter	$33.82	$15.09
Fourth quarter	$22.30	$14.63

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to declare or pay any cash dividends in the foreseeable future. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers relevant. In addition, the terms of our credit facility with Silicon Valley Bank currently restrict our ability to pay dividends.

Stockholders

As of December 31, 2013, there were 181 stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the NYSE Composite and the S&P 1500 Communication Equipment Index. The chart assumes $100 was invested at the close of market on March 13, 2013, in our common stock, the NYSE Composite and the S&P 1500 Communications Equipment Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Base Period 3/13/13	INDEXED RETURNS Quarter Ending
Company / Index		3/31/13	6/30/13	9/30/13	12/31/13
Silver Spring Networks, Inc.	100	78.77	113.36	78.77	95.45
NYSE Composite	100	100.64	101.97	107.72	117.08
S&P 1500 Communications Equipment	100	98.52	101.37	105.36	110.33

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of our common stock were repurchased during the quarter ended December 31, 2013.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

We have derived the following consolidated statements of operations data for the years ended December 31, 2013, 2012, and 2011, and consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the following consolidated statements of operations data for the years ended December 31, 2010 and 2009 and consolidated balance sheet data as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results to be expected for 2014 or in any future period. The summary of our consolidated financial data set forth below should be read together with our consolidated financial statements, related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Statements of Operations Data:
Revenue, net	$326,858	$196,737	$237,050	$70,224	$3,297
Cost of revenue(1)	211,504	165,018	214,099	120,248	40,060

Gross profit (loss)	115,354	31,719	22,951	(50,024)	(36,763)
Operating expenses:(1)
Research and development	77,018	61,998	57,510	47,022	25,518
Sales and marketing	34,931	29,104	25,221	21,063	14,869
General and administrative	45,160	29,261	34,353	27,475	18,388
Legal settlements and amortization of acquired intangibles	—	—	1,097	166	4,533

Total operating expenses	157,109	120,363	118,181	95,726	63,308

Operating loss	(41,755)	(88,644)	(95,230)	(145,750)	(100,071)
Other income (expense), net	(24,828)	(683)	3,234	(2,553)	(13,212)

Loss before income taxes	(66,583)	(89,327)	(91,996)	(148,303)	(113,283)
Provision for income taxes	224	390	363	146	180

Net loss	(66,807)	(89,717)	(92,359)	(148,449)	(113,463)

Deemed dividend to convertible preferred shareholders	(105,000)	—	—	—	—

Net loss attributable to common stockholders	$(171,807)	$(89,717)	$(92,359)	$(148,449)	$(113,463)

Net loss per share attributable to common stockholders, basic and diluted	$(4.54)	$(24.45)	$(26.07)	$(46.00)	$(42.39)

Weighted average shares used to compute net loss per share, basic and diluted	37,877	3,670	3,543	3,227	2,677

(footnotes on next page)

(1)	Includes stock-based compensation expense and common stock warrant issuance cost as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Stock-based compensation expense and common stock warrant issuance cost:
Cost of revenue	$12,275	$2,553	$3,089	$1,411	$205
Research and development	17,333	4,229	3,349	1,684	385
Sales and marketing	7,060	2,822	2,425	1,288	530
General and administrative(A)	15,836	5,488	8,469	2,164	932

Total stock-based compensation expense and common stock warrant issuance cost	$52,504	$15,092	$17,332	$6,547	$2,052

(A)	General and administrative expense for the year ended December 31, 2011 includes a $2.5 million expense for the issuance of a fully vested common stock warrant to purchase 50,000 shares of our common stock to a third party for purposes of establishing a charitable foundation following our initial public offering.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$145,852	$72,646	$71,687	$67,855	$112,182
Restricted cash	—	—	140	13,967	11,228
Deferred cost of revenue	276,123	245,163	206,303	257,494	158,463
Total assets	516,351	417,744	360,933	432,212	361,734
Deferred revenue	524,653	508,056	400,460	401,381	210,247
Long-term debt and capital lease obligations	2,998	56,066	22,382	3,409	221
Convertible preferred stock	—	270,725	270,725	270,725	270,739
Stockholders’ deficit	(78,118)	(499,508)	(425,358)	(351,047)	(210,389)

Key Non-GAAP and Other Financial Measures

We believe that our results of operations under GAAP, when considered in isolation, may only provide limited insight into the performance of our business in any given period. As a result, we manage our business, make planning decisions, evaluate our performance and allocate resources by assessing non-GAAP and other financial measures such as non-GAAP revenue, cost of non-GAAP revenue, gross profit on non-GAAP revenue, adjusted EBITDA and total backlog, in addition to other financial measures presented in accordance with GAAP. We believe that these non-GAAP and other measures offer valuable supplemental information regarding the performance of our business, and will help investors better understand the sales volumes, and gross margin and profitability trends, as well as the cash flow characteristics, of our business. These non-GAAP and other financial measures should not be considered in isolation from, are not a substitute for, and do not purport to be an alternative to, revenue, cost of revenue, gross profit (loss), net loss or any other performance measure derived in accordance with GAAP.

Non-GAAP revenue represents amounts invoiced for products for which ownership, typically evidenced by title and risk of loss, has transferred or services that have been provided to the customer, and for which payment is expected to be made in accordance with normal payment terms. Non-GAAP revenue excludes amounts for undelivered products, services to be performed in the future, and amounts paid or payable to customers. Non-GAAP revenue is initially recorded as deferred revenue and is recognized as revenue when all revenue recognition criteria have been met under our accounting policies as described in our Annual Report on Form 10-K. We reconcile revenue to non-GAAP revenue by adding revenue to the change in deferred revenue in a given period.

Cost of non-GAAP revenue represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation and amortization of intangibles. Cost of product shipments for which revenue is not recognized in the period incurred is recorded as deferred cost of revenue. Deferred cost of revenue is expensed in the statement of operations as cost of revenue when the corresponding revenue is recognized. Costs related to services are expensed in the period incurred. We reconcile cost of revenue to cost of non-GAAP revenue by adding cost of revenue to the change in deferred cost of revenue, less stock-based compensation and amortization of intangibles included in cost of revenue, in a given period.

Gross profit on non-GAAP revenue is the difference between non-GAAP revenue and cost of non-GAAP revenue.

Adjusted EBITDA is net loss adjusted for changes in deferred revenue and deferred cost of revenue, other (income) expense, net, provision for income taxes, depreciation and amortization, stock-based compensation and certain other items management believes affect the comparability of operating results.

Total backlog represents future product and service billings that we expect to generate pursuant to contracts that we have entered into with our utility customers and meter manufacturers. Total backlog includes order backlog, which represents future billings for open purchase orders and other firm commitments.

The non-GAAP financial measures set forth below for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands, except percentages)
Non-GAAP revenue(1)	$344,086	$304,333	$236,129
Cost of non-GAAP revenue(2)	230,076	201,133	159,627

Gross profit on non-GAAP revenue(3)	$114,010	$103,200	$76,502

Gross margin on non-GAAP revenue	33%	34%	32%

Adjusted EBITDA(4)	$3,834	$2,439	$(19,670)

(1)	The following table reconciles revenue to non-GAAP revenue:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue, net	$326,858	$196,737	$237,050
Changed in deferred revenue, net of foreign currency translation	17,228	107,596	(921)

Non-GAAP revenue	$344,086	$304,333	$236,129

(2)	The following table reconciles cost of revenue to cost of non-GAAP revenue:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenue	$211,504	$165,018	$214,099
Changed in deferred cost revenue, net of foreign currency translation	31,039	38,860	(51,191)
Less: Stock-based compensation included in cost of revenue	(12,275)	(2,553)	(3,089)
Less: Amortization of intangibles included in cost of revenue	(192)	(192)	(192)

Cost of non-GAAP revenue	$230,076	$201,133	$159,627

(3)	The following table reconciles gross profit to gross profit on non-GAAP revenue:

	Year Ended December 31,
	2013	2012	2011
	(unaudited, in thousands)
Gross profit	$115,354	$31,719	$22,951
Changed in deferred revenue, net of foreign currency translation	17,228	107,596	(921)
Changed in deferred cost revenue, net of foreign currency translation	(31,039)	(38,860)	51,191
Stock-based compensation included in cost of revenue	12,275	2,553	3,089
Amortization of intangibles included in cost of revenue	192	192	192

Gross profit on non-GAAP revenue	$114,010	$103,200	$76,502

(4)	The following table reconciles net loss to adjusted EBITDA:

	Year Ended December 31,
	2013	2012	2011
	(unaudited, in thousands)
Net loss	$(66,807)	$(89,717)	$(92,359)
Changed in deferred revenue, net of foreign currency translation	17,228	107,596	(921)
Changed in deferred cost revenue, net of foreign currency translation	(31,039)	(38,860)	51,191
Other (income) expense, net	24,828	683	(3,234)
Provision for income taxes	224	390	363
Depreciation and amortization	6,646	7,255	6,958
Stock-based compensation	52,504	15,092	17,332
Legal settlements	250	—	1,000

Adjusted EBITDA	$3,834	$2,439	$(19,670)

Non-GAAP measures have limitations and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. The most significant of these limitations include:

•	our non-GAAP measures do not reflect the effect of customer acceptance provisions as required under GAAP;

•	our non-GAAP measures do not reflect the effect of contingent revenue recognition limits due to potential refunds and penalty provisions related to future delivery or performance as required under GAAP;

•	our non-GAAP measures are based on contractual invoiced amounts and therefore do not reflect the effect of relative selling price allocations between separate units of accounting as required under GAAP;

•	our non-GAAP measures do not reflect the impact of issuing equity-based compensation to our management team and employees or in connection with acquisitions;

•	our non-GAAP measures do not reflect the impact of the amortization of acquired intangibles arising from acquisitions;

•	our non-GAAP measures do not reflect other (income) expense primarily related to gains and losses from the conversion of convertible notes, remeasurement of embedded derivative and preferred stock warrant liabilities, and interest expense from our convertible notes;

•	our non-GAAP measures do not reflect income tax expense or legal settlement costs;

•	although depreciation and amortization are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;

•	our non-GAAP measures do not reflect changes in, or cash requirements for, our working capital needs; and

•	other companies, including companies in our industry, may not use such measures, may calculate non-GAAP measures differently or may use other financial measures to evaluate their performance, all of which reduce the usefulness of our non-GAAP measures as comparative measures.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth under Item 6, Selected Consolidated Financial Data, and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements in this discussion, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We have over ten years of experience creating, building and successfully deploying large scale networks and solutions enabling the “internet of things” for critical infrastructure. The “internet of things” refers to a system where a diversity of physical devices has the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading smart grid network by applying advanced networking technology and solutions to the power grid. We have recently broadened beyond the smart grid to networking other critical infrastructure such as street lights, which enable smarter and more efficient cities.

For the smart grid, we provide a leading networking platform and solutions that enable utilities to transform the power grid infrastructure into the smart grid. The smart grid intelligently connects millions of devices that generate, control, monitor and consume power, providing timely information and control to both utilities and consumers. We believe that the application of networking technology to the power grid has the potential to transform the energy industry through better communication just as the application of networking technology to the computing industry enabled the Internet.

We believe the power grid is one of the most significant elements of contemporary industrial infrastructure that has yet to be extensively networked with modern technology. To address this challenge, we pioneered a fundamentally new approach to connect utilities with millions of devices on the power grid. We believe our technology will yield significant benefits to utilities, consumers and the environment, both in the near term and the future. These benefits include more efficient management of energy, improved grid reliability, capital and operational savings, integration with renewable-generation sources, consumer empowerment, and assistance in complying with evolving regulatory mandates through reduced carbon emissions. We believe networking the power grid will fundamentally transform the world’s relationship with energy.

We believe our technology is particularly well suited for a range of other solutions across the broad category of the “internet of things.” We are focused on critical infrastructure that requires similar networking performance as the current market we serve. Our first expansion beyond the power grid has been on city infrastructure, specifically networking street lights. We believe that by applying advanced networking technology, we can enable cities to achieve their goals for increasing energy and operating efficiency while improving quality of life. We expect to expand our offerings in this area as the market opportunity evolves.

For the years ended December 31, 2013, 2012 and 2011 our total revenue was $326.9 million, $196.7 million and $237.1 million, respectively. In the same periods, our total non-GAAP revenue was $344.1 million, $304.3 million and $236.1 million, respectively. In addition, for the years ended December 31, 2013, 2012 and 2011, we earned gross profit of $115.4 million, $31.7 million and $23.0 million, respectively, and incurred net loss of $(66.8) million, $(89.7) million and $(92.4) million, respectively. To date, a substantial majority of our revenue and non-GAAP revenue has been attributable to a limited number of customer deployments of our networking platform and advanced metering solution. Our distribution automation, demand side management and street light solutions are being piloted and deployed by some of our customers and, to date, we have recognized limited revenue and non-GAAP revenue on these solutions as compared with those of our advanced metering solution. Please see Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures and Factors Affecting Our Performance, Key Elements of Operating and Financial Performance for more information on non-GAAP revenue.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) enacted in April 2012. Under Section 107(b) of the JOBS act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail our company of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Factors Affecting Our Performance

The Pace of Smart Grid Adoption

Our financial performance is correlated to the pace of adoption of the smart grid in the utility industry. The adoption of the smart grid in the United States is evolving and is impacted by multiple factors including the business needs and priorities for utilities, cost benefit analysis, technology testing, rate case timing, regulatory or government reviews and approvals and consumer sentiment. Smart grid adoption in international markets has trailed adoption in the United States as international markets continue to explore the technology and define the benefits and regulatory requirements for the smart grid. Although we believe the adoption of the smart grid will continue to expand globally, the future pace and degree of adoption cannot be determined with certainty.

Long and Unpredictable Sales Cycles and Customer Concentration

Sales cycles with our prospective customers, particularly to utilities, which are our primary set of prospective customers, tend to be long and unpredictable. Sales cycles can be subject to multiple trial deployments, or pilots, before a full deployment contract is awarded, with no assurance that our networking platform and solutions will be selected. Our customers also typically need to obtain regulatory approval for these deployments. In addition, a substantial majority of our revenue, non-GAAP revenue and cash flows depend on relatively large sales to a limited number of customers. As a result of our lengthy sales cycle and relatively large sales to a small number of customers, our revenue, non-GAAP revenue and operating results can fluctuate significantly from period to period.

Customer Acceptance Provisions Impact Timing of Revenue Recognition

Our sales are generally made pursuant to MSAs. Our customer arrangements provide that we may bill and collect for products when ownership has transferred and for services when they have been provided. Our MSAs for each customer include initial acceptance provisions, followed by subsequent acceptances as the deployment progresses. The time to achieve these specific performance levels varies based on several factors, which may include the size and density of a customer’s service territory and the complexity of a customer’s deployment plan. Considering our limited historical experience to date, we have concluded for our current customers that the acceptance provisions are substantive, and defer revenue until we determine acceptance is achieved. Accordingly, we manage our business, make planning decisions, and evaluate our performance by assessing non-GAAP revenue, which are closely aligned with our sales volume and trends, and cash flow characteristics of our business.

Reliance on Third-Party Manufacturers

We outsource the manufacturing of our hardware products to third-party contract manufacturers. Accordingly, a significant portion of our cost of revenues and substantially all of our deferred costs consist of payments to our contract manufacturers. Our contract manufacturers generally secure capacity and procure component inventory on our behalf based on a rolling forecast. To protect against component shortages and to provide replacement parts for our service teams, we manage our supply chain with third-party contract manufacturers to establish adequate quantities of key components. As part of our design review process, we also attempt to identify alternative or substitute parts for single-source components to further mitigate the risk of shortages.

Although we gain significant benefits from outsourcing manufacturing, it results in less control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply.

Product Costs

Our objective is to continue decreasing product costs and improving product gross margins through engineering design cost reductions, higher volume purchasing of our hardware, elimination of single-source parts and additional economies of scale. We leverage the production capacity of our third-party contract manufacturers to maintain production volume capacity and benefit from their volume component buying power. This allows us to preserve flexibility over our supply chain, while committing to minimum production volumes. See Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures” for more information on cost of non-GAAP revenue and gross profit (loss) on non-GAAP revenue. Through 2012, we have experienced significant increases in our non-GAAP gross margins, but do not expect the rate of increase to continue in future periods.

Innovation of New Products and Services Expansion

An important aspect of our strategy depends on our ability to expand beyond advanced metering sales and sell additional solutions to our existing and prospective customers. There can be no assurance that these products and services will be accepted by utilities or consumers. Similarly, our future success depends on our ability to expand our business beyond the smart grid into smart city infrastructure. We have only recently introduced our street light solution. There can be no assurance that this or other future smart city products and services will be accepted by potential customers. Other competing products and services for both the smart grid and smart city infrastructure may emerge and may be more successful.

International Expansion

Our future growth will depend, in part, on our ability to increase sales of our networking platform internationally. Historically, the majority of our revenue and non-GAAP revenue have been generated from the United States. In 2013, international customers accounted for 13% of revenue and 16% of our non-GAAP revenue. We intend to aggressively pursue new customers internationally, which may increase operating expenses in the near term and may not result in revenues or non-GAAP revenues until future periods, if at all.

Investments in Growth

We believe the smart grid and smart city markets are still in their infancy and our objective is to continue to invest for long-term growth. We expect to continue to invest heavily in our research and development initiatives to expand the capabilities of our networking platform. In addition, we expect to continue to aggressively expand our sales organization and partnerships to market our solutions both in the United States and internationally. We may incur losses in future periods as we continue to invest in our growth.

Key Elements of Operating and Financial Performance

We monitor the key elements of our operating and financial performance set forth below to help us evaluate growth trends, determine investment priorities, establish budgets, measure the effectiveness of our sales efforts and assess operational efficiencies. These key elements of operating and financial performance include certain non-GAAP measures which consist of non-GAAP revenue, cost of non-GAAP revenue and gross profit (loss) on non-GAAP revenue. For more information regarding our use of non-GAAP measures, see Item 6, Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures.

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. In 2013, product revenue represented 69% and service revenue represented 31% of our total revenue.

Our product revenue is derived from sales of hardware such as communications modules, access points, relays and bridges, and software. To date, in our typical customer deployments, we have sold our communications modules to third party device manufacturers and our other hardware and software products directly to our customers. However, when requested by our customers, we have sold third-party devices such as meters integrated with our communications modules directly to our customers.

Our service revenue includes fees for professional services, managed services and SaaS, and ongoing customer support.

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments of our advanced metering solution. In 2013, the deployments for PG&E and FPL represented 39% and 20% of our revenue, respectively.

Each of these total revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to our third party device manufacturers, as well as direct revenue from our customers. We expect that a limited number of customers will continue to account for a substantial portion of our revenue in future periods although these customers have varied and are likely to vary from period to period.

Non-GAAP Revenue

Non-GAAP revenue represent amounts invoiced for products for which ownership, typically evidenced by title and risk of loss, has transferred or services that have been provided to the customer, and for which payment is expected to be made in accordance with normal payment terms. Non-GAAP revenue exclude amounts for undelivered products, services to be performed in the future, and amounts paid or payable to customers. Non-GAAP revenue are initially recorded as deferred revenue and are recognized as revenue when all revenue recognition criteria have been met under our accounting policies as described in “—Critical Accounting Policies and Estimates—Revenue Recognition.” We reconcile revenue to non-GAAP revenue by adding revenue to the change in deferred revenue in a given period.

To date, a substantial portion of our non-GAAP revenue is attributable to a limited number of customer deployments of our advanced metering solution. In 2013, the deployments for BG&E and Commonwealth Edison Company represented 27% and 11% of total non-GAAP revenue, respectively.

Each of these total non-GAAP revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to our third party device manufacturers, as well as direct invoices to our customers.

Cost of Revenue and Gross Profit (Loss)

Product cost of revenue consists of contract manufacturing costs, including raw materials, component parts and associated freight, and normal yield loss in the period in which we recognize the related revenue. In addition, product cost of revenue includes compensation, benefits and stock-based compensation provided to our supply chain management personnel, and overhead and other direct costs, which are recognized in the period in which we recognize the related revenue. Further, we recognize certain costs, including logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence, warranty obligations, lower of cost or market adjustments to inventory, and amortization of intangibles, in the period in which they are incurred or can be reasonably estimated. We record a lower of cost or market adjustment in instances where the selling price of the products delivered or expected to be delivered is less than cost. We also include the cost of third-party devices in cost of revenue in instances when our customers contract with us directly for such devices. In accordance with our accounting policies, we recognize product cost of revenue in the periods we recognize the related revenue.

Service cost of revenue includes compensation and related costs for our service delivery, customer operations and customer support personnel, facilities and infrastructure cost and depreciation, and data center costs. In accordance with our accounting policies, we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred as described under “—Critical Accounting Policies and Estimates—Revenue Recognition.”

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

Cost of Non-GAAP Revenue and Gross Profit on Non-GAAP Revenue

Cost of non-GAAP revenue represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation and amortization of acquired intangibles. Cost of product shipments for which revenue is not recognized in the period incurred is recorded as deferred cost of revenue. Deferred cost of revenue is expensed in the statement of operations as cost of revenue when the corresponding revenue is recognized. Costs related to invoiced services are expensed in the period incurred. We reconcile cost of revenue to cost of non-GAAP revenue by adding cost of revenue and the change in deferred cost of revenue, less stock-based compensation and amortization of intangibles, included in cost of revenue in a given period.

Gross profit on non-GAAP revenue is the difference between non-GAAP revenue and cost of non-GAAP revenue.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as legal settlement expenses and amortization of acquired intangibles. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount grew from 567 as of December 31, 2011 to 602 as of December 31, 2013.

Research and Development

Research and development expense represents the largest component of our operating expenses and consists primarily of:

•	compensation, benefits and stock-based compensation provided to our hardware and software engineering personnel, as well as facility costs and other related overhead;

•	cost of prototypes and test equipment relating to the development of new products and the enhancement of existing products; and

•	fees for design, testing, consulting, legal and other related services.

We expense our research and development costs as they are incurred.

Sales and Marketing

Sales and marketing expense consists primarily of:

•	compensation, benefits, sales commissions and stock-based compensation provided to our sales, marketing and business development personnel, as well as facility costs and other related overhead;

•	marketing programs, including expenses associated with industry events and trade shows; and

•	travel costs.

General and Administrative

General and administrative expense consists primarily of:

•	compensation, benefits and stock-based compensation provided to our executive, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead; and

•	fees paid for professional services, including legal, tax and accounting services.

Results of Operations and Key Non-GAAP Financial Measures

The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Revenue, net	$326,858	$196,737	$237,050
Cost of revenue	211,504	165,018	214,099

Gross profit	115,354	31,719	22,951

Operating expenses:
Research and development	77,018	61,998	57,510
Sales and marketing	34,931	29,104	25,221
General and administrative	45,160	29,261	34,353
Legal settlements and amortization of acquired intangibles	—	—	1,097

Total operating expenses	157,109	120,363	118,181

Operating loss	(41,755)	(88,644)	(95,230)
Other income (expense), net	(24,828)	(683)	3,234

Loss before income taxes	(66,583)	(89,327)	(91,996)
Provision for income taxes	224	390	363

Net loss	$(66,807)	$(89,717)	$(92,359)

Years Ended December 31, 2013, 2012 and 2011

Revenue

The following table sets forth our revenue for the periods shown:

	Year Ended December 31,			Change in 2013	Change in 2012
	2013	2012	2011
	(in thousands)
Product revenue	$224,310	$162,623	$212,317	$61,687	$(49,694)
Service revenue	102,548	34,114	24,733	68,434	9,381

Revenue, net	$326,858	$196,737	$237,050	$130,121	$(40,313)

Of the $326.9 million total revenue recognized in 2013, 84%, or $273.5 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2013, and 16%, or $53.4 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2013. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented 92% and 8%, respectively, of total revenue for the year ended December 31, 2013. Revenue from international customers represented 13% of total revenue in 2013.

Of the $196.7 million total revenue recognized in 2012, 95%, or $186.9 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2012, and 5%, or $9.8 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2012. Revenue from our advanced metering, and demand-side management and distribution automation solutions represented 89% and 11%, respectively, of total revenue for 2012. Revenue from international customers represented 8% of total revenue in 2012.

Of the $237.1 million total revenue recognized in 2011, 71%, or $167.7 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and advanced metering solution from customers for which acceptance of initial phases of deployment was achieved prior to 2011, and 29%, or $69.4 million, was due to the receipt of customer acceptances of initial phases of deployment during 2011. Revenue from our advanced metering, and demand-side management and distribution automation solutions represented 97% and 3% respectively, of total revenue for the year ended December 31, 2011. Revenue from international customers represented 5% of total revenue in 2011.

Product Revenue

The $61.7 million increase in product revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due to an increase of $30.3 million resulting from changes in product mix, an increase of $20.5 million resulting from the recognition of product revenue that was previously deferred subject to contingency provisions with a customer that has now completed its network deployment and optimization, and an increase of $10.9 million due to higher acceptance volumes during 2013.

The $49.7 million decrease in product revenue in 2012 as compared to 2011 was due to lower acceptance volumes and changes in product mix.

Service Revenue

The $68.4 million increase in service revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to an increase of $46.0 million from the recognition of services revenue that was previously deferred subject to contingency provisions with a customer that has now completed its network deployment and optimization, an increase of $22.4 million for services associated with the receipt of customer acceptances.

The $9.4 million increase in service revenue in 2012 as compared to 2011 was primarily due to higher revenue of $8.8 million from professional services for follow-on phases of deployment.

Revenue from managed services and SaaS, and professional services represented 18% and 13%, respectively, of total revenue for the year ended December 31, 2013, 8% and 9%, respectively, of total revenue for the year ended December 31, 2012, and 7% and 4%, respectively, of total revenue for the year ended December 31, 2011.

In 2013, the deployments for PG&E and FPL represented 39% and 20% of our revenue, respectively. In 2012, the deployments for FPL, PG&E and OG&E represented 31%, 30% and 18% of our revenue, respectively. In 2011, the deployments for PG&E, FPL and SMUD represented 34%, 26% and 12% of our revenue, respectively.

We anticipate that revenue in 2014 may be substantially lower than levels achieved in 2013 and that revenue will fluctuate from period to period throughout 2014 primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements as described above under “—Factors Affecting Our Performance—Customer Acceptance Provisions Impact Timing of Revenue Recognition.”

Non-GAAP Revenue

The following table sets forth our reconciliation of revenue to non-GAAP revenue for the periods shown:

	Year Ended December 31,			Change in 2013	Change in 2012
	2013	2012	2011
	(unaudited, in thousands)
Revenue, net	$326,858	$196,737	$237,050	$130,121	$(40,313)
Changed in deferred revenue, net of foreign currency translation	17,228	107,596	(921)	(90,368)	108,517

Non-GAAP revenue	$344,086	$304,333	$236,129	$39,753	$68,204

The $39.8 million increase in non-GAAP revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due to increases of $28.8 million from changes in product mix partially offset by lower volumes, and an increase of $11.0 million in services. Non-GAAP revenue related to the deployments for BG&E and Commonwealth Edison Company represented approximately 27% and 11%, respectively, of total non-GAAP revenue in 2013. Non-GAAP revenue to international customers represented 16% of total non-GAAP revenue in 2013.

The $68.2 million increase in non-GAAP revenue in 2012 as compared to 2011 was due to increases in non-GAAP revenue of $45.4 million driven by changes in mix of product shipments, $18.1 million from professional services, managed services and SaaS, and $4.7 million from software. Non-GAAP revenue related to the deployments for BG&E, FPL, OG&E and CHED represented approximately 23%, 22%, 10% and 10%, respectively, of total non-GAAP revenue in 2012. Non-GAAP revenue to international customers represented 16% of total non-GAAP revenue in 2012.

Non-GAAP revenue from our advanced metering, and demand-side management and distribution automation solutions represented 91% and 9%, respectively, for the year ended December 31, 2013, 92% and 8%, respectively, for the year ended December 31, 2012, and 94% and 6%, respectively, for the year ended December 31, 2011.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 77%, 11%, and 12%, respectively, for the year ended December 31, 2013, 78%, 11%, and 11%, respectively, for the year ended December 31, 2012, and 79%, 11% and 10%, respectively, for the year ended December 31, 2011.

We anticipate that non-GAAP revenue will fluctuate period to period throughout 2014, and may be lower for the three months ended March 31, 2014 sequentially and year-over-year for the reasons as described above under “—Factors Affecting Our Performance”.

Cost of Revenue and Gross Profit (Loss)

The following table sets forth our cost of revenue and gross profit for the periods shown:

	Year Ended December 31,			Change in 2013	Change in 2012
	2013	2012	2011
	(in thousands)
Product cost of revenue	$150,315	$115,325	$166,053	$34,990	$(50,728)
Service cost of revenue	61,189	49,693	48,046	11,496	1,647

Cost of revenue	$211,504	$165,018	$214,099	$46,486	$(49,081)

Product gross profit	$73,995	$47,298	$46,264	$26,697	$1,034
Service gross profit (loss)	41,359	(15,579)	(23,313)	56,938	7,734

Gross profit	$115,354	$31,719	$22,951	$83,635	$8,768

Product Cost of Revenue. The $35.0 million increase in product cost of revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due to an increase of $18.8 million resulting from changes in product mix, an increase of $7.7 million from higher acceptance volumes primarily attributable to initial phases of deployment of our networking platform and solutions during 2013, an increase of $4.6 million resulting from the recognition of product cost of revenue that was previously deferred subject to contingency provisions with a customer that has now completed its network deployment and optimization, and an increase of $2.3 million in stock-based compensation. In addition, during the year ended December 31, 2012, product cost of revenue was lower due to a benefit of $1.6 million resulting from changes in estimates related to warranties.

The $50.7 million decrease in product cost of revenue in 2012 as compared to 2011 was primarily due to a $26.1 million decrease resulting from lower acceptance volumes and changes in product mix and a $23.0 million decrease resulting from transitions to lower cost products and lower component pricing for which revenue was recognized.

Service Cost of Revenue. The $11.5 million increase in service cost of revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due to an increase of $7.4 million in stock based compensation and $4.1 million in higher service costs.

Service cost of revenue in 2012 increased slightly as compared to 2011.

Changes in our service cost of revenue are disproportionate to changes in our service revenue because we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred, as described under Key Elements of Operating and Financial Performance—Cost of Revenue and Gross Profit (Loss).

Cost of Non-GAAP revenue and Gross Profit on Non-GAAP revenue

The following table sets forth our reconciliation of cost of revenue to cost of non-GAAP revenue for the periods shown:

	Year Ended December 31,			Change in 2013	Change in 2012
	2013	2012	2011
	(unaudited, in thousands)
Cost of revenue	$211,504	$165,018	$214,099	$46,486	$(49,081)
Change in deferred cost of revenue, net of foreign currency translation	31,039	38,860	(51,191)	(7,821)	90,051
Less: Stock-based compensation included in cost of revenue	(12,275)	(2,553)	(3,089)	(9,722)	536
Less: Amortization of intangibles included in cost of revenue	(192)	(192)	(192)	—	—

Cost of Non-GAAP revenue	$230,076	$201,133	$159,627	$28,943	$41,506

Cost of non-GAAP revenue increased by $28.9 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to an increase of $24.8 million in product cost of non-GAAP revenue primarily due to changes in product mix partially offset by lower volumes and $4.1 million in higher service costs.

Cost of non-GAAP revenue increased by $41.5 million in 2012 primarily due to a net increase of $40.7 million in costs of products driven by changes in product mix.

The following table sets forth our reconciliation of gross profit (loss) to gross profit (loss) on non-GAAP revenue for the periods shown:

	Year Ended December 31,			Change in 2013	Change in 2012
	2013	2012	2011
	(unaudited, dollars in thousands)
Gross profit	$115,354	$31,719	$22,951	$83,635	$8,768
Changed in deferred revenue, net of foreign currency translation	17,228	107,596	(921)	(90,368)	108,517
Change in deferred cost of revenue, net of foreign currency translation	(31,039)	(38,860)	51,191	7,821	(90,051)
Stock-based compensation included in cost of revenue	12,275	2,553	3,089	9,722	(536)
Amortization of intangibles included in cost of revenue	192	192	192	—	—

Gross profit on non-GAAP revenue	$114,010	$103,200	76,502	$10,810	$26,698

Gross margin on non-GAAP revenue	33%	34%	32%

Gross profit on non-GAAP revenue increased by $10.8 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to an increase in gross profit of $7.0 million from services and $3.8 million from product primarily driven by changes in product mix partially offset by lower volumes.

Gross profit on non-GAAP revenue increased by $26.7 million in 2012 primarily due to increases in non-GAAP revenue of $18.1 million from professional services, managed services and SaaS, and $4.7 million from software.

For the year ended December 31, 2013, gross margin on non-GAAP revenue was 33% as compared with 34% in 2012. The gross margin decrease was primarily due to changes in product mix, partially offset by an increase in non-GAAP revenue attributable to services.

For the year ended December 31, 2012, gross margin on non-GAAP revenue was 34% as compared with 32% in 2011. The gross margin improvement was driven primarily by an increase in non-GAAP revenue attributable to professional services, managed services and SaaS and an increase in non-GAAP revenue for software, partially offset by changes in the mix of product shipments. In addition, gross margin on non-GAAP revenue for the year ended December 31, 2011 was negatively impacted by a $2.5 million charge against non-GAAP revenue for estimated amounts payable to a customer in connection with a product repair program.

We expect gross margin on non-GAAP revenue to fluctuate from period to period throughout 2014.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Year Ended December 31,			Change in 2013	Change in 2012
	2013	2012	2011
	(in thousands)
Research and development	$77,018	$61,998	$57,510	$15,020	$4,488
Sales and marketing	34,931	29,104	25,221	5,827	3,883
General and administrative	45,160	29,261	34,353	15,899	(5,092)
Legal settlement and amortization of acquired intangibles	—	—	1,097	—	(1,097)

Operating expenses	$157,109	$120,363	$118,181	$36,496	$2,182

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

In the year ended December 31, 2013, we recognized $40.2 million of stock-based compensation expense in operating expenses as compared to $12.5 million for the year ended December 31, 2012. The increase is due to restricted stock units that vested in connection with our Initial Public Offering, or IPO, the modification of stock options held by employees as of the date of our IPO (see Part II, Item 8. Consolidated Financial Statements and Supplementary Data, Note 9 Stock-Based Compensation), expenses related to our 2013 corporate bonus program, equity awards granted at IPO that were previously communicated to employees but not granted during the period from February 2012 to the date of our IPO, the implementation of our Employee Stock Purchase Plan that became effective at our IPO, and new equity awards granted during the year in 2013.

Research and Development. The $15.0 million increase in research and development expense for the year ended December 31, 2013 was primarily due to an increase of $13.1 million in stock-based compensation and an increase of $1.5 million in personnel-related expenses.

The $4.5 million increase in research and development expense in 2012 was primarily due to an increase of $4.0 million in personnel-related expense.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products.

Sales and Marketing. The $5.8 million increase in sales and marketing expense for the year ended December 31, 2013 was primarily due to an increase of $4.2 million in stock based compensation and $1.2 million in personnel-related expenses.

The $3.9 million increase in sales and marketing expense in 2012 was primarily due to an increase of $3.1 million in personnel-related and commission expense.

General and Administrative. The $15.9 million increase in general and administrative expense for the year ended December 31, 2013 was primarily due to an increase of $10.3 million in total stock-based compensation, an increase of $2.4 million in professional services due to increased legal expenses, $1.3 million in facilities expenses, $1.3 million in administrative expenses primarily due to insurance costs, and $0.9 million in personnel-related expenses.

The $5.1 million decrease in general and administrative expense in 2012 was due to a $1.3 million decrease in legal and other professional advisory fees and a $1.1 million decrease in personnel-related expense due primarily to a decrease in headcount. In addition, we recorded a $2.5 million expense in 2011 for the issuance of a fully-vested common stock warrant to purchase 50,000 shares of our common stock related to the establishment of a charitable foundation following our IPO.

We expect general and administrative expense to increase as we incur additional public company costs including increased audit, legal, regulatory and other related fees.

Operating Loss

The following table sets forth our operating losses for the periods shown:

	Year Ended December 31,			Change in 2013	Change in 2012
	2013	2012	2011
	(in thousands)
Operating loss	$(41,755)	$(88,644)	$(95,230)	$46,889	$6,586

The $46.9 million decrease in operating loss for the year ended December 31, 2013 was primarily due to an increase of $83.6 million in gross profit, partially offset by an increase in operating expenses of $36.5 million.

The $6.6 million decrease in operating loss in 2012 was primarily due to an $8.8 million increase in gross profit, partially offset by an increase in operating expenses.

We expect to continue to incur operating losses in future periods as we continue to invest in our growth.

Other Income (Expense), Net

The following table sets forth our other income (expense), net, for the periods shown:

	Year Ended December 31,			Change in 2013	Change in 2012
	2013	2012	2011
	(in thousands)
Interest income	$86	$4	$15	$82	$(11)
Interest expense	(1,199)	(4,296)	(343)	3,097	(3,953)
Other income (loss), net	(39)	(269)	46	230	(315)
Conversion of promissory notes and remeasurement of preferred stock warrants and embedded derivatives	(23,676)	3,878	3,516	(27,554)	362

Other income (expense), net	$(24,828)	$(683)	$3,234	$(24,145)	$(3,917)

Other income (expense), net, consists primarily of changes in the fair value of our preferred stock warrants and embedded derivatives, interest expense on our convertible promissory notes and capital leases, interest income on cash balances and foreign currency-related gains and losses. We have historically invested our cash in money market accounts and fixed income securities.

Other income (expense), net, for the year ended December 31, 2013 consists primarily of a $22.9 million loss on conversion of convertible promissory notes, $0.8 million loss on termination of warrants, and $1.1 million of interest expense on our convertible promissory notes and capital leases. For the year ended December 31, 2012, other income (expense), net also consisted of changes in the fair value of our preferred stock warrants and embedded derivatives and interest expense on our convertible notes payable, both of which converted upon IPO (see Part II. Item 8 Consolidated Financial Statements and Supplementary Data, Note 1 Description of Business and Summary of Significant Accounting Policies). We will continue to invest in short-term and long-term marketable securities in the near term.

The increase in interest expense in 2012 was primarily due to the issuance of our December 2011 and February 2012 convertible promissory notes with an aggregate principal amount of $54.0 million.

The change in the remeasurement of the preferred stock warrant liability in 2011 was due to the decrease in our enterprise value compared to an increase in our enterprise value in 2010.

Provision for Income Taxes

Since inception, we have incurred net losses and have not recorded provisions for U.S. federal and state income taxes, except state minimum taxes. We have not reported a benefit for federal and state income taxes in the consolidated financial statements as the deferred tax asset arising from our net operating losses has been offset by a valuation allowance because it was more likely than not that the tax benefit of the net operating losses may not be realized. We have recorded a provision for foreign taxes associated with our foreign subsidiaries. As of December 31, 2013, we had federal and state net operating loss carryforwards of $390.4 million and $365.4 million, respectively. Pursuant to applicable law, $41.4 million of the net operating loss carryforwards are subject to an annual limitation. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2027 and 2016, respectively.

Our effective tax rate differs from the U.S. federal statutory rate primarily due to the valuation allowance on our deferred tax assets, differences between the U.S. federal tax rate and tax rates applicable to our non-U.S. operations, loss on debt extinguishments, and non-deductible stock-based compensation.

Net Loss

The following table sets forth our net losses for the periods shown:

	Year Ended December 31,			Change in 2013	Change in 2012
	2013	2012	2011
	(in thousands)
Net loss	$(66,807)	$(89,717)	$(92,359)	$22,910	$2,642

Net loss consists of operating loss plus other income (expense), net, less provision for income taxes. The $22.9 million decrease in net loss in 2013 was due to a $46.9 million decrease in operating loss, partially offset by a $24.0 million increase in other expense, net. The $2.6 million decrease in net loss in 2012 was primarily due to a $6.6 million decrease in operating loss, partially offset by a $3.9 million increase in other expense, net. The provision for income taxes for both 2013 and 2012 were inconsequential.

We expect to continue to incur net losses in future periods as we continue to invest in our growth.

Liquidity and Capital Resources

As of December 31, 2013 we had $82.6 million in cash and cash equivalents and $63.3 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $2.8 million of foreign government and agencies securities as of December 31, 2013. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada. None of the securities deemed sovereign debt was from Greece, Ireland, Italy, Portugal or Spain.

We expect that operating expenses will constitute a material use of our cash balances. In the near term, we intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate increased spending in future periods in order to execute our long-term business plan. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We have incurred net losses and negative cash flows from operating activities since our inception, and we expect we will continue to incur operating and net losses and cash flows to fluctuate from period to period in 2014 and beyond. We believe that our available cash balances and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of customer wins and related billings and the expansion of our production capacity, as well as sales and marketing activities, timing and extent of spending on research and development efforts and the continuing market acceptance of our networking platform and solutions.

Prior to fiscal 2013, we funded our operations primarily through private sales of equity securities and debt financing. In March 2013, we completed our IPO, in which we issued and sold 5,462,500 shares of common stock at a public offering price of $17.00 per share. We received net proceeds of $84.2 million after deducting underwriting discounts and commissions of $6.5 million and paid offering costs in the year ended December 31, 2013 of $2.2 million, but before deducting previously paid and unpaid offering expenses of approximately $4.2 million. Concurrently with our IPO, we issued and sold in a private placement with a related party 705,881 shares of common stock at the IPO price of $17.00 per share. We received net proceeds of $12.0 million.

In addition, in connection with our IPO, our December 2011 Note and February 2012 Note together with accrued interest converted into 3,764,954 shares of common stock (see Part II. Item 8 Consolidated Financial Statements and Supplementary Data, Note 5 Borrowings), and we paid $12.0 million in consideration for the termination of certain Series A and all Series C preferred stock warrants of a related party (see Part II. Item 8 Consolidated Financial Statements and Supplementary Data, Note 7 Convertible Preferred Stock and Preferred Stock Warrants).

We have available a line of credit with a bank, which originally provided for advances and the issuance of letters of credit of up to $40 million. In May 2013, we amended our credit agreement to increase the available capacity from $40 million to $50 million. As of December 31, 2013, there were no borrowings outstanding under the credit agreement; however, $9.8 million of letters of credit were outstanding, leaving $40.2 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of December 31, 2013 we were in compliance with the financial covenants in the credit agreement.

Uses of Capital

We are occasionally required to provide performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

Capital Expenditures

Our capital expenditures were $4.0 million, $4.9 million and $4.1 million in the years ended December 31, 2013, 2012 and 2011, respectively. These expenditures were primarily to support increased headcount, network operations and hosting data centers, and corporate infrastructure. In 2014 and beyond, we expect to use a portion of our cash for capital expenditures to increase our services infrastructure, including servers and equipment related to managed services and SaaS and information systems, to support increased demand for our services, and for equipment and related infrastructure resulting from increases in the number of our employees.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash provided by (used in) operating activities	$14	$(24,278)	$(28,492)
Cash provided by (used in) investing activities	(67,167)	(4,714)	34,833
Cash provided by financing activities	77,103	29,951	22,599

Cash Flows from Operating Activities

Operating cash flows were near break-even during the year ended December 31, 2013, primarily as a result of a net loss of $66.8 million and change in our operating assets and liabilities of $17.4 million, which were offset by non-cash stock-based compensation expense of $52.5 million, non-cash loss on conversion of convertible promissory notes and termination of warrants of $23.7 million, depreciation and amortization of $6.6 million, and other non-cash adjustments of $1.4 million.

Operating activities used $24.3 million of cash during 2012, primarily as a result of a net loss of $89.7 million and a $3.9 million non-cash gain associated with the remeasurement of preferred stock warrants and embedded derivatives, which was partially offset by the change in our operating assets and liabilities of $43.9 million, non-cash stock-based compensation expense of $15.1 million and depreciation and amortization of $7.3 million. During 2012, the changes in operating assets and liabilities were primarily driven by an increase in deferred revenue of $107.6 million and accounts payable of $10.9 million, partially offset by an increase in deferred cost of revenue of $38.9 million and an increase in accounts receivable of $23.2 million.

Operating activities used $28.5 million of net cash during 2011, primarily as a result of a net loss of $92.4 million, which was partially offset by the change in our operating assets and liabilities of $42.9 million, non-cash stock-based compensation expense of $14.8 million, depreciation and amortization of $7.0 million, and common stock warrant issuance costs of $2.5 million. During 2011, the changes in operating assets and liabilities were primarily driven by a decrease in total deferred cost of revenue of $51.2 million and a decrease in accounts receivable of $3.7 million. These changes were partially offset by a decrease in accounts payable of $8.5 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to purchases and sales of short-term investment securities and capital expenditures to support our growth.

Cash used in investing activities totaled $67.2 million during 2013, and consisted of $72.3 million to purchase short-term investments, $4.0 million in purchases of property and equipment, partially offset by $9.1 million in proceeds from sales and maturities of short-term investments.

Cash used in investing activities totaled $4.7 million during 2012, and consisted primarily of cash used in the purchases of property and equipment.

Cash provided by investing activities totaled $34.8 million during 2011, and consisted primarily of $25.0 million in proceeds from sales and maturities of short-term investments and a $13.9 million decrease in restricted cash, partially offset by $4.1 million in purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $77.1million during 2013, and consisted primarily of $84.2 million in net proceeds from the sale of 5,462,500 shares of common stock in our IPO, $12.0 million proceeds from the sale of 705,881 shares of common stock in a private placement, $2.9 million in proceeds from the issuance of common stock in connection with the exercise of stock options, partially offset by the payment of $12.0 million payment for the termination of certain Series A and Series C preferred stock warrants, $8.0 million for taxes paid related to the net share settlement of equity awards, and $2.0 million for payments on capital lease obligations.

Cash provided by financing activities totaled $29.9 million during 2012, and consisted primarily of $29.0 million in net proceeds from the issuance of a convertible note.

Cash provided by financing activities totaled $22.6 million during 2011, and consisted primarily of $24.0 million in proceeds from the issuance of a convertible note, partially offset by payments of $2.2 million on capital lease obligations.

Concentration of Credit Risk

We typically extend credit to our customers and third party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of December 31, 2013, BG&E, Landis+Gyr AG (acquired by Toshiba Corporation), Commonwealth Edison Company, and Virginia Electric and Power Company accounted for 26%, 11%, 10%, and 10%, respectively, of our accounts receivable. As of December 31, 2012, BG&E, Secure Meters, subsidiaries of Progress Energy and General Electric Company accounted for 26%, 16%, 15% and 10%, respectively, of our accounts receivable.

To date, we have not had any significant write-offs of uncollectable accounts receivable and there was no allowance for doubtful accounts as of December 31, 2013.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of December 31, 2013, our financial guarantees that were not recorded on our balance sheet consisted of $9.8 million of standby letters of credit.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1—3 Years	3—5 Years	More than 5 Years
Operating lease obligations(1)	$15,598	$5,088	$9,073	$362	$1,075
Capital lease obligations	3,026	1,752	1,274	—	—
Purchase commitments(2)	29,366	29,366	—	—	—

Total	$47,990	$36,206	$10,347	$362	$1,075

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.
(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude agreements that are cancelable without penalty.

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

We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and if it entails significant judgment, subjectivity and complexity on the part of management in its application. We consider the following to be our critical accounting policies.

Revenue Recognition

We generally market our products and services for our advanced metering, distribution automation and demand-side management solutions directly to customers. For our advanced metering solution, we contract with third-party device manufacturers, which integrate our communications modules into their meters. Our advanced metering solution, which includes our UtilOS network operating system, UtilityIQ software suite, networking hardware, and communications modules, provides utilities with two-way communication from our communications modules to the utility’s back office. Our hardware devices include UtilOS embedded software, which functions together with the tangible hardware elements to deliver the tangible products’ essential functionality. Our UtilityIQ software suite of products includes software that is not embedded with the tangible hardware elements, but that is also necessary to deliver the tangible products’ essential network functionality, as well as other application software that provides additional functionality to the network solution. We derive revenue from sales of products, including hardware and software, as well as services, including network design and deployment support, managed services and SaaS, and ongoing customer support. We enter into separate arrangements with third party device manufacturers to integrate our communications modules with their meters pursuant to our customers’ specifications. While we may receive payment directly from these third party device manufacturers, the timing of revenue recognition related to communications modules delivered to third party device manufacturers is ultimately determined based upon acceptance by our customers. Substantially all of our sales of communications modules have been fulfilled through third party device manufacturers in this manner.

We enter into multiple deliverable arrangements with customers to deploy our networking platform and solutions, which include the delivery of hardware and software, as well as services.

Judgment is required in determining the separate units of accounting, which depends on whether the delivered items have standalone value to customers. When we sell or could sell our products and services separately, or when the customer could resell them on a standalone basis, we treat the delivered elements as having standalone value. In our typical customer arrangements, we consider the following to be separate units of accounting: our hardware together with the related embedded software; our network management software; and our service offerings, which include professional services, managed services and SaaS, and ongoing customer support.

We determine total arrangement consideration, and exclude amounts that are contingent upon the delivery of additional items or meeting other specified performance conditions, including potential refunds or penalty provisions. We allocate the total arrangement consideration to the deliverables based on our determination of the units of accounting and their relative selling prices. As we have not yet established vendor-specific objective evidence (“VSOE”) or identified third-party evidence of fair value for these units of accounting, we use our best estimate of selling price to perform the relative fair value allocation. Judgment is also required in determining how to measure and allocate arrangement consideration among the separate units of accounting. The process for performing an assessment of our best estimate of selling price for our products and services is based on quantitative and qualitative aspects of multiple factors. These factors include market conditions, such as competitive alternatives and pricing practices, as well as company-specific factors, such as standalone sales, nature and size of the customer, contractually stated prices, costs to manufacture products or provide services and profit objectives. In establishing such profit objectives, we consider prices in previous contracts, size of the transaction, and the drivers, if any, that could influence future margins.

The following revenue recognition criteria are applied to the units of accounting in all customer arrangements, as well as those in which orders of communications modules are fulfilled through third party device manufacturers as described above. We do not recognize revenue for a unit of accounting until all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Binding contracts or purchase orders are used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents and customer acceptance provisions, where applicable, are used to verify delivery.

•	The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•	Collectibility is reasonably assured. We assess collectibility based primarily on creditworthiness of the customer or third party device manufacturer as determined by credit assessments and payment history.

Substantially all of our customer arrangements include acceptance provisions that require testing of the network against specific performance criteria. We consider the following factors in our assessment of whether the acceptance provisions are substantive:

•	whether the criteria are based on our standard performance criteria or are customer-specific;

•	our experience with similar types of arrangements or products, as well as our experience with the specific customer;

•	whether we would be successful in enforcing a claim for payment even in the absence of acceptance confirmation from the customer;

•	the nature and complexity of the acceptance testing, including the planned duration of the acceptance period; and

•	the significance of financial penalties, if any, associated with not meeting performance criteria.

Considering our limited historical experience to date, we have concluded for our current arrangements that the acceptance provisions are substantive. When we consider acceptance provisions to be substantive, revenue is not recognized until we have determined acceptance is achieved. Once we have achieved acceptance, we recognize revenue as follows:

•	Revenue from software that functions together with the tangible hardware elements to deliver the tangible products’ essential functionality is recognized upon delivery assuming all other revenue recognition criteria are met. Revenue from application software and related software elements which are not considered essential to the functionality of hardware devices is recognized ratably over the longest service period for post-contract customer support or PCS and professional services as we have not established VSOE for software or the related software elements.

•	Revenue from our service offerings, including professional services such as network design and deployment support, managed services and SaaS, and ongoing customer support is recognized as services are delivered or on a proportional performance basis depending on the underlying pattern of performance.

•	Revenue from hardware is recognized when title transfers.

Amounts that are invoiced prior to a transaction meeting all of the above revenue recognition criteria, including customer acceptance criteria, are recorded in deferred revenue until such criteria are satisfied. For all periods presented herein, the amount and timing of revenue and product cost recognition has been, and for the near-term will be, dependent primarily on our ability to meet substantive customer acceptance criteria. We consider a variety of factors in estimating the timing of customer acceptance, which includes contractual milestones, project schedules, availability of resources, the nature and extent of remaining testing cycles, and other relevant information provided by our project management team. Accordingly, we expect that the timing of recognition of revenue and related product costs on both a quarterly and annual basis will not be easily predictable. In addition, it is possible that the amount of current deferred revenue and related deferred cost of revenue reflected as of a balance sheet date will be significantly higher or lower than the amount of deferred revenue and related deferred cost of revenue that is ultimately recognized as revenue and cost of revenue within the 12 months following the balance sheet date. We classify deferred revenue and deferred cost of revenue that we expect to recognize during the 12 months following the balance sheet date as current deferred revenue and current deferred cost of revenue on our balance sheet and the remainder as non-current deferred revenue and non-current deferred cost of revenue.

Certain of our customer and third party device manufacturer contracts include contingency provisions, which impact our revenue recognition as such contingent amounts limit the amount of the total arrangement consideration under multiple deliverable contracts that can be allocated to delivered and accepted products and services. These provisions include penalties for late delivery, liquidated damages related to failure to meet milestones or deliver specified products or services, or credits to be issued upon the failure to meet service level arrangements. The amounts that could be paid under these provisions are typically limited and capped at amounts that do not exceed the maximum contract value. Accordingly, even in situations where we have received customer acceptance, we limit the revenue recognized for accepted products and services by the amount that could be paid under these provisions. We do not recognize these deferred amounts until the provisions have lapsed.

In cases where we sell third-party products and services such as meters, hardware, services, software or software maintenance as part of the overall solution, we evaluate whether we act as principal or agent under the arrangement. The evaluation considers multiple factors, including whether we are the primary obligor under the arrangement with the customer, whether we bear the risk of loss and credit risk associated with the supply of third-party products and services, whether we have the ability to change the product or perform part of the service, and whether we have the ability to control the price charged to our customers for the third-party products and services. Revenue is presented on a gross basis when we conclude that we are the principal under the arrangement with respect to third-party products and services, and revenue is presented on a net basis when we conclude that we are acting as the agent. The majority of our revenue related to third-party products and services is recognized on a gross basis as we are generally acting as the principal under our arrangements.

Product Warranty

We provide warranties for substantially all of our products. Our standard warranty period extends from one to five years. We accrue for costs of standard warranty at the time of product shipment. In accordance with our policy, we accrue for product warranty costs when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

At the time of product shipment, we estimate and accrue for the amount of standard warranty cost and record the amount as a cost of revenue. Determining the amount of accrued estimated costs related to our standard warranty and the additional warranty costs associated with the faulty capacitor requires management to make estimates and judgments based on historical claims experience, industry benchmarks, test data and various other assumptions including estimated field failure rates that are believed to be reasonable under the circumstances. The amount of warranty costs accrued are net of warranty obligations to be fulfilled by our suppliers. The results of these judgments formed the basis for our estimate of the total charge to cover anticipated customer warranty, repair, return and replacement and other associated costs.

Certain of our standard product warranty obligations require us to reimburse a customer for installation and other related costs in the event that field reliability rates fall below contractually specified thresholds. We consider the probability that we will have to pay such incremental warranty costs based on the expected performance of a delivered product when we record new warranty obligations in a period as well as when we determine if any changes are required to our original estimates for pre-existing warranty obligations.

Each quarter, we reevaluate the estimates to assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Should actual product failure rates, claim levels, material usage or supplier warranties on parts used in our products differ from our original estimates, revisions to the estimated warranty liability could result in adjustments to our cost of revenue in future periods. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and contract manufacturer production controls, meter partner integration procedures and customer deployment practices, our warranty obligations are affected by product failure rates, claims levels, material usage and supplier warranties on parts included in our products. Because our products are relatively new and we do not have the benefit of long-term experience observing their performance in the field, it is possible our estimates of a product’s lifespan and incidence of claims could vary from period to period.

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

Deferred Cost of Revenue

Deferred cost of revenue is recorded for products for which ownership, typically evidenced by title and risk of loss, has transferred to the customer, but for which criteria for revenue recognition have not been met. We only defer tangible direct costs associated with hardware products delivered. Cost of revenue for providing services is not deferred but is expensed in the period incurred. Deferred cost of revenue is recorded at the standard inventory cost at the time of shipment. Deferred costs are recognized when the applicable revenue recognition criteria are met for the corresponding deferred revenue. We evaluate deferred cost of revenue for recoverability based on multiple factors, including whether net revenues less related direct costs will exceed the amount of deferred cost of revenue based on the terms of the overall arrangement. To the extent that deferred cost of revenue is determined to be unrecoverable, we adjust deferred cost of revenue with a charge to cost of revenue in the current period. In connection with our recoverability assessments, we have not incurred significant impairment charges through December 31, 2013.

Inventory Valuation

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders and current contract prices. We evaluate our ending inventory for excess and obsolescence based on forecasted demand within specific time horizons, technological obsolescence, and an assessment of any inventory that is not in saleable condition. Forecasted demand requires management estimates and is subject to several uncertainties including market and economic conditions, technology changes and new product introductions. Actual demand may differ from forecasted demand, and such differences may have a material impact on recorded inventory values and operating results. Although we strive for accuracy in our forecasts of future product demand and market value, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory commitments and on our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross profits in a future period if the written-down inventory is sold. Historically, excess and obsolete charges have not been material.

In the normal course of business we make commitments to our third-party contract manufacturers to manage lead times and meet product forecasts and with other parties to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components for which we believe it is probable that they will not be recoverable in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

Valuation of Compound Embedded Derivatives Related to the Convertible Notes

In accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, the convertible notes issued in December 2011 for an aggregate principal amount of $24.0 million, or the December 2011 Note and in February 2012 for an aggregate principal amount of $30.0 million or the February 2012 Note include compound embedded derivatives, or the compound embedded derivatives or derivative liability requiring bifurcation and accounting at fair value because the economic and contractual characteristics of the compound embedded derivative are not considered clearly and closely related to the debt host and do not qualify for any exceptions from derivative accounting. Any gain or loss on the fair value of the compound embedded derivative is included as a non-cash item in other income (expense), net on our consolidated statements of operations.

We concluded that the fair value of the December 2011 Note, including the compound embedded derivative, was $24.0 million, which approximated the original transaction value with an unrelated third party. We concluded that the fair value of the February 2012 Note, including the compound embedded derivative, was $30.0 million, which approximated the original transaction value with an unrelated third party. The fair value of the compound embedded derivative at the date of issuance was $3.6 million.

We estimated the fair values of the compound embedded derivatives using a Monte Carlo simulation model, which measured the probability weighted discounted cash flows in a risk-neutral framework for the occurrence of each of the conversion features in which the outstanding amount of the convertible note would be converted into shares of our stock or would be repaid to the lenders in cash. The probability weighted discounted cash flow analysis utilized assumptions related to the probability of and timing of the occurrence of each of sale, IPO or maturity scenarios and appropriate discount rates for each of the scenarios using assumptions consistent with the determination of fair values for our common stock and warrants to purchase convertible preferred stock as discussed further in Part 2. Item 8 Consolidated Financial Statements and Supplementary Data, Note 5 and Note 7.

In connection with our IPO, the December 2011 and February 2012 convertible notes together with contractual accrued interest converted into shares of common stock – see Part II. Item 8 Consolidated Financial Statements and Supplementary Data, Note 1 Summary of Business and Description of Significant Accounting Policies).

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock and restricted stock units, and shares issued pursuant to our employee stock purchase plan, based on estimated fair values.

•	The fair values of stock options are estimated at the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for the expected volatility, risk-free interest rate, and expected term. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award. Our excess tax benefits cannot be credited to stockholders’ equity until the deduction reduces cash taxes payable, accordingly we realized no excess tax benefits during any of the periods presented in the accompanying financial statements. The amount of capitalized stock-based employee compensation cost as of December 31, 2013 and 2012 was not material.

•	The fair values of restricted stock and restricted stock units are determined based upon the fair value of the underlying common stock at the date of grant. Prior to our IPO, restricted stock units contained certain service and performance-based conditions. The expense associated with the performance-based grants were recorded in connection with our IPO when the performance condition was determined to be probable (see Part II. Item 8 Consolidated Financial Statements and Supplementary Data, Note 1 Summary of Business and Description of Significant Accounting Policies).

The determination of fair value of stock-based payment awards utilizing the Black-Scholes-Merton model is affected by the fair value of our common stock as of the time of grant, expected term of the option, and other assumptions related to expected volatility of our common stock and the applicable risk-free interest rates in effect at the date of grant.

We estimate the volatility of our common stock on the date of grant based on the historical and implied volatility of the stock prices of a peer group of publicly-traded companies for the period equal to the expected life of our stock options. We currently have no history or expectation of paying cash dividends on our common stock. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant. We utilize an estimated forfeiture rate when calculating the expense for the period, and apply separate estimated forfeiture rates for executive and non-executive awards, to determine the expense recorded in our statements of operations. If this estimated rate changes in future periods due to actual forfeitures, our stock compensation expense may increase or decrease significantly. If there are any modifications or cancellations of the underlying unvested securities or the terms of the stock option, we may be required to accelerate, increase or cancel any remaining unamortized stock-based compensation expense.

Fair Value of Financial Instruments

As of December 31, 2012, we had outstanding warrants to purchase shares of our common stock and convertible preferred stock. Warrants to purchase common stock are classified as equity, and warrants to purchase convertible preferred stock are classified as a liability on the consolidated balance sheets at fair value using an enterprise value allocation option pricing model. We recorded the common stock and convertible preferred stock warrants at their respective fair value as of the initial grant date. Warrants to purchase common stock are not subject to remeasurement. We recorded gains and losses arising from the change in fair value of the convertible preferred stock warrants as a component of other income, net, in the consolidated statements of operations. We estimated the fair value of the convertible preferred stock warrants at the respective balance sheet dates. A number of the assumptions set forth in the preceding discussion of stock-based compensation were used to determine these estimates. These assumptions, particularly the fair value of our business and the expected volatility of our common stock, are subject to judgment and could differ significantly in the future. In connection with our IPO in March 2013, we reclassified the preferred stock warrant liability for the surviving warrants to purchase preferred stock to additional paid-in capital, as these warrants converted to warrants to purchase shares of common stock (see Part II. Item 8 Consolidated Financial Statements and Supplementary Data, Note 1 Summary of Business and Description of Significant Accounting Policies).

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to interest earned and market value of our cash equivalents and short-term fixed income securities.

Our fixed income investment portfolio is denominated in U.S. dollars and consists of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. A sensitivity analysis was performed on our investment portfolio as of December 31, 2013. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes; however, interest rates do not always move in such a manner and actual results may differ materially. A shift in the yield curve of 100 basis points would have resulted in a change of approximately 0.9% of the fair value of our fixed income securities.

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the bank’s prime interest rate plus an additional margin. As of December 31, 2013, we had not drawn on this credit facility. Our capital leases do not change based on changes in market interest rates.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars and Brazilian real. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange risk has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency exchange risk should become more significant. There were no significant foreign exchange gains or losses in the years ended December 31, 2013, 2012, and 2011, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Silver Spring Networks, Inc.

We have audited the accompanying consolidated balance sheets of Silver Spring Networks, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flow for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Spring Networks, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

February 27, 2014

SILVER SPRING NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$82,596	$72,646
Short-term investments	63,256	—
Accounts receivable	69,724	56,528
Inventory	4,350	7,731
Deferred cost of revenue	37,460	45,298
Prepaid expenses and other current assets	4,758	3,456

Total current assets	262,144	185,659

Property and equipment, net	12,364	12,701
Deferred cost of revenue, non-current	238,663	199,865
Deferred tax assets, non-current	1,613	8,265
Other long-term assets	1,567	11,254

Total assets	$516,351	$417,744

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$31,317	$28,104
Accrued liabilities	21,282	14,831
Deferred revenue	111,293	89,838
Current portion of capital lease obligations	1,615	1,647
Deferred tax liability	1,176	7,897

Total current liabilities	166,683	142,317

Deferred revenue, non-current	413,360	418,218
Preferred stock warrant liability	—	11,261
Convertible promissory notes and embedded derivatives	—	56,319
Other liabilities	14,426	18,412

Commitments and contingencies (Note 6)

Convertible preferred stock:
$0.001 par value; no shares authorized, issued and outstanding, and aggregate liquidation preference of $0 as of December 31, 2013; 26,072 shares authorized, 22,366 shares issued and outstanding, and aggregate liquidation preference of $381,338 as of December 31, 2012	—	270,725

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued or outstanding as of December 31, 2013; no shares authorized, issued or outstanding, as of December 31, 2012	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized and 47,384 shares issued and outstanding as of December 31, 2013; 80,000 shares authorized and 3,764 shares issued and outstanding as of December 31, 2012	46	4
Additional paid-in capital	538,967	51,078
Accumulated other comprehensive income (loss)	130	(136)
Accumulated deficit	(617,261)	(550,454)

Total stockholders’ deficit	(78,118)	(499,508)

Total liabilities, convertible preferred stock and stockholders’ deficit	$516,351	$417,744

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Product revenue	$224,310	$162,623	$212,317
Service revenue	102,548	34,114	24,733

Total revenue, net	326,858	196,737	237,050

Cost of revenue:
Product cost of revenue	150,315	115,325	166,053
Service cost of revenue	61,189	49,693	48,046

Total cost of revenue	211,504	165,018	214,099

Gross profit	115,354	31,719	22,951

Operating expenses:
Research and development	77,018	61,998	57,510
Sales and marketing	34,931	29,104	25,221
General and administrative	45,160	29,261	34,353
Legal settlements and amortization of acquired intangibles	—	—	1,097

Total operating expenses	157,109	120,363	118,181

Operating loss	(41,755)	(88,644)	(95,230)

Other income (expense), net:
Interest income	86	4	15
Interest expense	(1,199)	(4,296)	(343)
Other income (loss), net	(39)	(269)	46
Conversion of promissory notes and remeasurement of warrants and derivatives	(23,676)	3,878	3,516

Other income (expense), net	(24,828)	(683)	3,234

Loss before income taxes	(66,583)	(89,327)	(91,996)
Provision for income taxes	224	390	363

Net loss	(66,807)	(89,717)	(92,359)
Deemed dividend to convertible preferred stockholders	(105,000)	—	—

Net loss attributable to common stockholders	$(171,807)	$(89,717)	$(92,359)

Net loss per share
Basic and diluted	$(4.54)	$(24.45)	$(26.07)

Weighted average shares used to compute net loss per share
Basic and diluted	37,877	3,670	3,543

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(66,807)	$(89,717)	$(92,359)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	182	(119)	(51)
Net unrealized holding gain (loss) on available for sale investments (net of tax effect of $51, $0, and $0)	84	—	(14)

Other comprehensive income (loss)	266	(119)	(65)

Comprehensive loss	$(66,541)	$(89,836)	$(92,424)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ DEFICIT

(In thousands)

	Convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2010	22,366	$270,725	3,476	$4	$17,279	$48	$(368,378)	$(351,047)

Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	131	—	810	—	—	810
Repurchases and forfeitures of common and restricted stock	—	—	(5)	—	(29)	—	—	(29)
Retirement of common stock	—	—	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,820	—	—	14,820
Issuance of common stock warrant	—	—	—	—	2,512	—	—	2,512
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(92,359)	(92,359)

Balances as of December 31, 2011	22,366	270,725	3,600	4	35,392	(17)	(460,737)	(425,358)

Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	179	—	831	—	—	831
Repurchases and forfeitures of common and restricted stock	—	—	(15)	—	(237)	—	—	(237)
Stock-based compensation	—	—	—	—	15,092	—	—	15,092
Other comprehensive loss	—	—	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	—	—	(89,717)	(89,717)

Balances as of December 31, 2012	22,366	270,725	3,764	4	51,078	(136)	(550,454)	(499,508)

Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	1,644	1	2,926	—	—	2,926
Shares withheld related to net share settlement of restricted stock	—	—	(422)	—	(8,019)	—	—	(8,019)
Discount on Series E preferred stock	—	(105,000)	—	—	105,000	—	—	105,000
Deemed dividend to Series E preferred stock	—	105,000	—	—	(105,000)	—	—	(105,000)
Conversion of preferred stock to common stock	(22,366)	(270,725)	32,407	32	270,693	—	—	270,725
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	66	—	—	66
Conversion of convertible promissory notes	—	—	3,765	3	79,437	—	—	79,441
Issuance of common stock from private placement	—	—	706	1	11,999	—	—	12,000
Issuance of common stock from initial public offering, net of offering costs	—	—	5,463	5	79,916	—	—	79,921
Issuance of common stock upon net exercise of common stock warrants	—	—	57	—	—	—	—	—
Stock-based compensation	—	—	—	—	50,871	—	—	50,871
Other comprehensive income	—	—	—	—	—	266	—	266
Net loss	—	—	—	—	—	—	(66,807)	(66,807)

Balances as of December 31, 2013	—	$—	47,384	$46	$538,967	$130	$(617,261)	$(78,118)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net loss	$(66,807)	$(89,717)	$(92,359)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,646	7,255	6,958
Stock-based compensation	52,504	15,092	14,820
Fair value of common stock warrants issued	—	—	2,512
Conversion of promissory notes and remeasurement of warrants and derivatives	23,676	(3,878)	(3,516)
Provision for inventory obsolescence	430	1,202	89
Non-cash interest expense on convertible notes	935	1,461	—
Other non-cash adjustments	63	358	133
Changes in operating assets and liabilities:
Accounts receivable	(13,245)	(23,177)	3,684
Inventory	2,951	(6,448)	2,847
Prepaid expenses and other current assets	(1,153)	1,109	(600)
Deferred cost of revenue	(30,960)	(38,860)	51,191
Other long-term assets	4,504	(3,446)	(2,890)
Accounts payable	2,848	10,883	(8,514)
Accrued liabilities	4,728	(3,191)	2,393
Customer deposits	(61)	(7,046)	(5,204)
Deferred revenue	16,597	107,596	(921)
Other liabilities	(3,642)	6,529	885

Net cash provided by (used) in operating activities	14	(24,278)	(28,492)

Cash flows provided by (used in) investing activities:
Decrease in restricted cash	—	140	13,921
Proceeds from sales and maturities of short-term investments	9,122	—	25,000
Purchases of short-term investments	(72,339)	—	—
Purchases of property and equipment	(3,950)	(4,854)	(4,088)

Net cash provided by (used in) investing activities	(67,167)	(4,714)	34,833

Cash flows provided by (used in) financing activities:
Payment upon termination of preferred stock warrants of a related party	(12,000)	—	—
Proceeds from initial public offering, net of offering costs	84,247	—	—
Proceeds from private placement of common stock with a related party	12,000	—	—
Payments on capital lease obligations	(2,034)	(1,312)	(2,182)
Proceeds from sale-leaseback of property and equipment	—	1,676	—
Proceeds from issuance of convertible promissory note	—	28,993	24,000
Proceeds from issuance of common stock, net of repurchases	2,909	594	781
Taxes paid related to net share settlement of equity awards	(8,019)	—	—

Net cash provided by (used in) financing activities	77,103	29,951	22,599

Net increase (decrease) in cash and cash equivalents	9,950	959	28,940
Cash and cash equivalents—beginning of period	72,646	71,687	42,747

Cash and cash equivalents—end of period	$82,596	$72,646	$71,687

Supplemental cash flow information—cash paid for taxes	$233	$801	$437

Supplemental cash flow information—cash paid for interest	$263	$427	$187

Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$270,725	$—	$—

Fair value of common stock issued on conversion of convertible promissory notes	$79,441	$—	$—

Deferred offering costs not yet paid	$20	$—	$—

Property and equipment acquired under capital lease	$1,767	$2,915	$407

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have over ten years of experience creating, building and successfully deploying large scale networks and solutions enabling the “internet of things” for critical infrastructure. The “internet of things” refers to a system where a diversity of physical devices have the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading grid network by applying advanced networking technology and solutions to the power grid. We have recently broadened beyond the smart grid to networking other critical infrastructure such as street lights, enabling smarter and more efficient cities.

We provide a networking platform and solutions that enable utilities to transform the power grid infrastructure into the smart grid. The foundation of our technology is a standards-based and secure Internet Protocol, or IP, network. Our networking platform provides two-way communications between the utility back office and devices on the power grid. In addition to our networking platform, we offer a suite of solutions that run on top of our network and complementary services. Our solutions include advanced metering, distribution automation and demand-side management. Our service offerings include professional services to implement our products, managed services and software as a service, or SaaS, to assist utilities with managing the network and solutions, and ongoing customer support.

We believe our technology is particularly well suited for a range of other solutions across the broad category of “internet of things.” We are focused on critical infrastructure that requires similar networking performance as the current market we serve. Our first expansion beyond the power grid has been on city infrastructure, specifically networking street lights. We believe that by applying advanced networking technology, we can enable cities to achieve their goals for increasing energy and operating efficiency while improving quality of life. We expect to expand our offerings in this area as the market opportunity evolves.

Silver Spring Networks, Inc., headquartered in Redwood City, California, was founded in July 2002 and was incorporated in the State of Delaware on July 3, 2002 as Real Time Techcomm, Inc. On August 6, 2002, we changed our name to Silver Spring Networks, Inc.

Reverse Stock Split

Prior to our Initial Public Offering (“IPO”), our Board of Directors and holders of the requisite number of outstanding shares of our capital stock approved an amendment to our restated certificate of incorporation to effect a 5-for-1 reverse stock split of our outstanding capital stock. The reverse stock split was effected on February 11, 2013. The reverse stock split did not result in an adjustment to par value. The reverse stock split is reflected in the accompanying consolidated financial statements and related notes on a retroactive basis for all periods presented.

Initial Public Offering

In March 2013, we completed our IPO in which we issued and sold 5,462,500 shares of common stock at a public offering price of $17.00 per share. We received net proceeds of $84.2 million after deducting underwriting discounts and commissions of $6.5 million and paid offering costs in the year ended December 31, 2013 of $2.2 million, but before deducting previously paid offering expenses of approximately $4.2 million. Concurrently with our IPO, we issued and sold in a private placement 705,881 shares of common stock at the public offering price of $17.00 per share, which resulted in net proceeds of $12.0 million. In addition, in connection with our IPO:

•	All of our outstanding convertible preferred stock converted into 32,406,995 shares of common stock.

•	Our $24.0 million and $30.0 million convertible notes together with contractual accrued interest of $2.3 million converted into 3,764,954 shares of common stock. In connection with the conversion, we

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded a loss on debt extinguishments of $22.9 million. Please see Note 5 Borrowings for further discussion on the conversion features of the convertible notes, the calculation of the number of shares into which the notes were converted and the accounting for debt extinguishment.

•	We reduced our preferred stock warrant liability by $11.2 million and recorded a loss of $0.8 million in the year ended December 31, 2013 resulting from our payment of $12.0 million as consideration for the termination of certain warrants to purchase shares of Series A preferred stock and all warrants to purchase shares of Series C preferred stock, which occurred immediately prior to the effectiveness of our IPO. Please see Note 7 Convertible Preferred Stock and Preferred Stock Warrants.

•	We reclassified the preferred stock warrant liability for the surviving warrant to purchase shares of Series A preferred stock and all warrants to purchase shares of Series E preferred stock to additional paid-in capital, as these warrants converted to warrants to purchase shares of common stock. Please see Note 7 Convertible Preferred Stock and Preferred Stock Warrants.

•	We recognized stock-based compensation expense of $4.4 million in the year ended December 31, 2013 upon the issuance of 87,507 shares of common stock following the vesting upon the effectiveness of the Registration Statement on Form S-1 of 87,507 restricted stock units previously granted in connection with our incentive bonus plans. Please see below—Corporate Bonus Incentive Plan for further discussion of this stock-based compensation expense.

•	We recognized stock-based compensation expense of $10.2 million in the year ended December 31, 2013 upon the issuance of 602,274 shares of common stock following the granting upon the effectiveness of the Registration Statement on Form S-1 of 602,274 fully vested restricted stock units in connection with our incentive bonus plans. Please see below—Corporate Bonus Incentive Plan for further discussion of this stock-based compensation expense.

•	We recognized stock-based compensation expense of approximately $4.7 million in the year ended December 31, 2013 related to the modification of stock options held by current employees. Please see Note 9 Stock-Based Compensation for further discussion of this stock-based compensation expense.

•	We reclassified $6.4 million of deferred issuance costs previously recorded in other long-term assets as an off-set to the equity proceeds in connection with our IPO.

Accounting Principles and Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The consolidated financial statements include the accounts of Silver Spring Networks, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original or remaining maturities at the time of purchase of three months or less, and consist of money market funds. Short-term investments consist of high investment grade securities with original or remaining maturities at the time of purchase of greater than three months, and are available for use in current operations. We classify all of our cash equivalents and short-term investments as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ deficit. Realized gains and losses are included in other income and expense, net. Determining whether a decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. We evaluate our short-term investments for impairment each reporting period. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method.

Inventory

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders and current contract prices. We evaluate our ending inventories for excess quantities and obsolescence based on forecasted demand within specific time horizons, technological obsolescence, and an assessment of any inventory that is not of saleable condition. Forecasted demand requires management estimates and is subject to several uncertainties including market and economic conditions, technology changes and new product introductions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values and operating results.

In addition, we enter into purchase commitments with third-party contract manufacturers to manage lead times and meet product forecasts and with other parties to purchase various key components used in the manufacture of our products. Accruals are established for estimated losses on purchased components for which we believe it is probable that they will not be recoverable in future operations. To the extent that such forecasts are not achieved, commitments and associated accruals may change.

Revenue Recognition

We generally market our products and services for our advanced metering, distribution automation and demand-side management solutions directly to customers. For our advanced metering solution, we contract with third-party device manufacturers, which integrate our communications modules into their meters. Our advanced metering solution, which includes our UtilOS network operating system, UtilityIQ software suite, networking hardware, and communications modules, provides utilities with two-way communication from our communications modules to the utility’s back office. Our hardware devices include UtilOS embedded software, which functions together with the tangible hardware elements to deliver the tangible products’ essential functionality. Our UtilityIQ software suite of products includes software that is not embedded with the tangible hardware elements, but that is also necessary to deliver the tangible products’ essential network functionality, as well as other application software that provides additional functionality to the network solution. We derive revenue from sales of products, including hardware and software, as well as services, including network design and deployment support, managed services and SaaS, and ongoing customer support. We enter into separate arrangements with third party device manufacturers to integrate our communications modules with their meters pursuant to our customers’ specifications. While we may receive payment directly from these third party device manufacturers, the timing of revenue recognition related to communications modules delivered to third party device manufacturers is ultimately determined based upon acceptance by our customers. Substantially all of our sales of communications modules have been fulfilled through third party device manufacturers in this manner.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We enter into multiple deliverable arrangements with customers to deploy our networking platform and solutions, which include the delivery of hardware and software, as well as services.

Judgment is required in determining the separate units of accounting, which depends on whether the delivered items have standalone value to customers. When we sell or could sell our products and services separately, or when the customer could resell them on a standalone basis, we treat the delivered elements as having standalone value. In our typical customer arrangements, we consider the following to be separate units of accounting: our hardware together with the related embedded software; our network management software; and our service offerings, which include professional services, managed services and SaaS, and ongoing customer support.

We determine total arrangement consideration, and exclude amounts that are contingent upon the delivery of additional items or meeting other specified performance conditions, including potential refunds or penalty provisions. We allocate the total arrangement consideration to the deliverables based on our determination of the units of accounting and their relative selling prices. As we have not yet established vendor-specific objective evidence or VSOE or identified third-party evidence of fair value for these units of accounting, we use our best estimate of selling price to perform the relative fair value allocation. Judgment is also required in determining how to measure and allocate arrangement consideration among the separate units of accounting. The process for performing an assessment of our best estimate of selling price for our products and services is based on quantitative and qualitative aspects of multiple factors. These factors include market conditions, such as competitive alternatives and pricing practices, as well as company-specific factors, such as standalone sales, nature and size of the customer, contractually stated prices, costs to manufacture products or provide services and profit objectives. In establishing such profit objectives, we consider prices in previous contracts, size of the transaction, and the drivers, if any, that could influence future margins.

The following revenue recognition criteria are applied to the units of accounting in all utility customer arrangements, as well as those in which orders of communications modules are fulfilled through third party device manufacturers as described above. We do not recognize revenue for a unit of accounting until all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Binding contracts or purchase orders are used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents and customer acceptance provisions, where applicable, are used to verify delivery.

•	The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•	Collectibility is reasonably assured. We assess collectibility based primarily on creditworthiness of the customer or third party device manufacturer as determined by credit assessments and payment history.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all of our customer arrangements include acceptance provisions that require testing of the network against specific performance criteria. We consider the following factors in our assessment of whether the acceptance provisions are substantive:

•	whether the criteria are based on our standard performance criteria or are customer-specific;

•	our experience with similar types of arrangements or products, as well as our experience with the specific customer;

•	whether we would be successful in enforcing a claim for payment even in the absence of acceptance confirmation from the customer;

•	the nature and complexity of the acceptance testing, including the planned duration of the acceptance period; and

•	the significance of financial penalties, if any, associated with not meeting performance criteria.

Considering our limited historical experience to date, we have concluded for our current arrangements that the acceptance provisions are substantive. When we consider acceptance provisions to be substantive, revenue is not recognized until we have determined acceptance is achieved. Once we have achieved acceptance, we recognize revenue as follows:

•	Revenue from software that functions together with the tangible hardware elements to deliver the tangible products’ essential functionality is recognized upon delivery assuming all other revenue recognition criteria are met. Revenue from application software and related software elements which are not considered essential to the functionality of hardware devices is recognized ratably over the longest service period for post-contract customer support or PCS and professional services as we have not established VSOE for software or the related software elements.

•	Revenue from our service offerings, including professional services such as network design and deployment support, managed services and SaaS, and ongoing customer support is recognized as services are delivered or on a proportional performance basis depending on the underlying pattern of performance.

•	Revenue from hardware is recognized when title transfers.

Amounts that are invoiced prior to a transaction meeting all of the above revenue recognition criteria, including customer acceptance criteria, are recorded in deferred revenue until such criteria are satisfied. For all periods presented herein, the amount and timing of revenue and product cost recognition has been, and for the near-term will be, dependent primarily on our ability to meet substantive customer acceptance criteria. We consider a variety of factors in estimating the timing of customer acceptance, which includes contractual milestones, project schedules, availability of resources, the nature and extent of remaining testing cycles, and other relevant information provided by our project management team. Accordingly, we expect that the timing of recognition of revenue and related product costs on both a quarterly and annual basis will not be easily predictable. In addition, it is possible that the amount of current deferred revenue and related deferred cost of revenue reflected as of a balance sheet date will be significantly higher or lower than the amount of deferred revenue and related deferred cost of revenue that is ultimately recognized as revenue and cost of revenue within the 12 months following the balance sheet date. We classify deferred revenue and deferred cost of revenue that we expect to recognize during the 12 months following the balance sheet date as current deferred revenue and current deferred cost of revenue on our balance sheet and the remainder as non-current deferred revenue and non-current deferred cost of revenue.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of our customer and third party device manufacturer contracts include contingency provisions, which impact our revenue recognition as such contingent amounts limit the amount of the total arrangement consideration under multiple deliverable contracts that can be allocated to delivered and accepted products and services. These provisions include penalties for late delivery, liquidated damages related to failure to meet milestones or deliver specified products or services, or credits to be issued upon the failure to meet service level arrangements. The amounts that could be paid under these provisions are typically limited and capped at amounts that do not exceed the maximum contract value. Accordingly, even in situations where we have received customer acceptance, we limit the revenue recognized for accepted products and services by the amount that could be paid under these provisions. We do not recognize these deferred amounts until the provisions have lapsed.

In cases where we sell third-party products and services such as meters, hardware, services, software or software maintenance as part of the overall solution, we evaluate whether we act as principal or agent under the arrangement. The evaluation considers multiple factors, including whether we are the primary obligor under the arrangement with the utility customer, whether we bear the risk of loss and credit risk associated with the supply of third-party products and services, whether we have the ability to change the product or perform part of the service, and whether we have the ability to control the price charged to our customers for the third-party products and services. Revenue is presented on a gross basis when we conclude that we are the principal under the arrangement with respect to third-party products and services, and revenue is presented on a net basis when we conclude that we are acting as the agent. The majority of our revenue related to third-party products and services is recognized on a gross basis as we are generally acting as the principal under our arrangements.

Shipping charges billed to customers were not significant for the years ended December 31, 2013, 2012, and 2011. Shipping charges are included in revenue, and the related shipping costs are included in cost of revenue in the accompanying consolidated statements of operations.

Cost of Revenue

Cost of product revenue includes contract manufacturing costs, including raw materials, components and associated freight, and normal yield loss. In addition, cost of product revenue includes compensation, benefits and stock-based compensation provided to our manufacturing personnel, overhead and other direct costs. Product costs are deferred upon shipment and are recognized in the period in which we recognize the related revenue. Period costs, which consist primarily of logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence, standard warranty costs and lower of cost or market adjustments are recognized in the period in which they are incurred.

Costs of providing services include personnel-related costs, depreciation and amortization, and software hosting costs. Costs of providing services are not deferred and are included in cost of revenue in the period in which they are incurred. Accordingly, there are no deferred service costs of revenue in the accompanying balance sheets.

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue results from transactions where we have billed the customer for product shipped or services performed but all revenue recognition criteria have not yet been met.

Deferred cost of revenue is recorded for products for which ownership (typically title and risk of loss) has transferred to the customer, but for which criteria for revenue recognition have not been met. We only defer tangible direct costs associated with hardware products delivered. Cost of revenue for providing services is not

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred, but is expensed in the period incurred. Deferred cost of revenue associated with deferred product revenue is recorded at the standard inventory cost at the time of shipment. We evaluate deferred cost of revenue for recoverability based on multiple factors, including whether net revenues less related direct costs will exceed the amount of deferred cost of revenue based on the terms of the overall arrangement. To the extent that deferred cost of revenue is determined to be unrecoverable, we adjust deferred cost of revenue with a charge to product cost of revenue in the current period. In connection with our recoverability assessments, we have not incurred significant impairment charges through December 31, 2013.

We recognize deferred revenue and associated deferred cost of revenue once all revenue recognition criteria have been met.

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

Supplier Concentrations and Other Inventory Risks

We have arrangements under which substantially all of our manufacturing activity is subcontracted to third-party vendors. Currently our sole manufacturing relationship is with Plexus Corp., who provides us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

control, warranty repair, and shipment to our customers and third-party vendors. Contract manufacturing activities are conducted in the United States and are undertaken based on management’s product demand forecasts. Our contract manufacturer procures components necessary to assemble the products anticipated by management’s forecast and test the products according to our quality specifications. If the components are unused for specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our product demand forecasts. Our communications modules and other hardware products consist of commodity parts and certain custom components. Our components are generally available from multiple sources or suppliers. However, some components used in our products are purchased from single or limited sources.

Finished goods are reported as inventory until title transfers to the customer. Consigned finished goods inventory that is maintained at customer locations is also reported as inventory until consumption or acceptance of the product by the customer. We account for consigned inventory on a first-in, first-out basis and record lower of cost or market or obsolete material charges when appropriate.

Concentration of Credit and Customer Risks

Our sales are currently concentrated with a small group of customers and third party device manufacturers principally located in the United States and Australia. In evaluating customer concentration risk, we attribute revenue to our customers, including amounts billed to third party device manufacturers for our communications modules.

The following table summarizes the percentage of revenue related to our customers’ deployments in excess of 10% of total revenue:

	Year Ended December 31,
	2013	2012	2011
PG&E	39%	30%	34%
FPL	20	31	26
OG&E	—	18	—
SMUD	—	—	12

Each of these total revenue percentages includes amounts related to the customers’ deployments that were billed directly to our third party device manufacturers, as well as direct revenue from the customers. We typically extend credit to our customers and third party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. To date, we have not had any significant write-offs of uncollectible accounts receivable, and there was no allowance for doubtful accounts as of December 31, 2013 and 2012.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the percentage of accounts receivable from customers and third party device manufacturers in excess of 10% of accounts receivable:

	December 31,
	2013	2012
Baltimore Gas and Electric Company	26%	26%
Landis + Gyr AG (acquired by Toshiba Corporation)	11	—
Commonwealth Edison Company	10	—
Virginia Electric and Power Company	10	—
Secure Meters	—	16
Progress Energy	—	15
General Electric Company	—	10

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $2.2 million, $2.5 million, and $2.5 million for each of the years ended December 31, 2013, 2012, and 2011.

Property and Equipment, Net

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Software	3 to 7 years
Computer and network equipment	2 to 5 years
Machinery and equipment	3 to 5 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, generally 1 to 4 years

Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. For the years ended December 31, 2013, 2012, and 2011, no impairment losses were recorded.

Research and Development

Research and development costs are expensed as incurred. Under our current practice of developing new products, technological feasibility of the underlying software is not established until substantially all product development and testing is complete, which generally includes the development of a working model. Our products are released within a short period of time after achieving technological feasibility.

Deferred Issuance Costs

Costs directly associated with the planned issuance of equity or debt instruments are capitalized and recorded as deferred issuance costs until the issuance of such instruments. Costs directly associated with debt instruments are capitalized as deferred issuance costs and amortized over the contractual term of the debt

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instrument utilizing the effective interest method. Deferred issuance costs included in other long-term assets were $5.0 million as of December 31, 2012. In connection with our IPO, deferred issuance costs previously recorded in other long-term assets were recorded as an off-set to the equity proceeds. As of December 31, 2013, there were no deferred issuance costs.

Corporate Bonus Incentive Plan

Our corporate bonus incentive plan is funded by a combination of cash and restricted stock units, at management’s discretion. The restricted stock units granted prior to our IPO contained a performance-based condition and vested upon the effectiveness of the Registration Statement on Form S-1. As a result, we recorded the related stock-based compensation for these awards in the year ended December 31, 2013 (as discussed above—Initial Public Offering). Subsequent to our IPO, we accrue and record the related stock-based compensation for corporate bonus amounts payable under this plan in connection with the period in which it is earned.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock, restricted stock units, and employee stock purchase plan, based on estimated fair values. The fair values of stock options and our 2013 Employee Stock Purchase Plan (please refer to Note 9 Stock Based Compensation for further discussion) are estimated at the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. The fair values of restricted stock and restricted stock units are determined based upon the fair value of the underlying common stock at the date of grant. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award. Our excess tax benefits cannot be credited to stockholders’ equity until the deduction reduces cash taxes payable; accordingly, we realized no excess tax benefits during any of the periods presented in the accompanying financial statements. The amount of capitalized stock-based employee compensation cost as of December 31, 2013 and 2012 was not material.

Preferred Stock Warrant Liability

We accounted for freestanding warrants to purchase shares of our convertible preferred stock as a liability on the consolidated balance sheets. The convertible preferred stock warrants were recorded as a liability because the underlying shares of convertible preferred stock were contingently redeemable and, therefore, could have obligated us to transfer assets at some point in the future (see Note 7 Convertible Preferred Stock and Preferred Stock Warrants). The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date, with any change in fair value recognized as a component of other income (expense), net, on the consolidated statements of operations. In connection with our IPO, we reduced our preferred stock warrant liability by $11.2 million and recorded a loss of $0.8 million in the year ended December 31, 2013 resulting from our payment of $12.0 million as consideration for the termination of certain warrants to purchase shares of Series A preferred stock and all warrants to purchase shares of Series C preferred stock, which occurred immediately prior to the effectiveness of our IPO. We reclassified the preferred stock warrant liability for the surviving warrant to purchase shares of Series A preferred stock and all warrants to purchase shares of Series E preferred stock to additional paid-in capital, as these warrants converted to warrants to purchase shares of common stock. As of December 31, 2013, there were no longer any preferred stock warrants outstanding.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Income taxes are calculated using the asset and liability method. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that we believe is more likely than not to be realized.

We follow a two-step approach to recognizing and measuring tax benefits associated with uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if, based on the technical merits, it is more likely than not that the tax position will be sustained upon examination by a taxing authority, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with a taxing authority. We recognize any interest and penalties related to uncertain tax positions in the provision for income taxes line of our consolidated statements of operations.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard requires us to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. We early adopted this guidance during the year ended December 31, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. We adopted this guidance on January 1, 2013, and the adoption did not have an impact on our consolidated financial statements.

2. NET LOSS PER SHARE

In connection with our IPO, all of our outstanding convertible preferred stock converted into common stock. In addition, we recognized a deemed dividend of $105.0 million to common stockholders on the date of conversion, as discussed further in Note 7 Convertible Preferred Stock and Preferred Stock Warrants. Basic net loss per share applicable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders is computed by giving effect to all potential shares of common stock, including convertible debt, stock options, warrants and convertible preferred stock, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(66,807)	$(89,717)	$(92,359)
Deemed dividend to convertible preferred shareholders	(105,000)	—	—

Net loss attributable to common stockholders	$(171,807)	$(89,717)	$(92,359)

Weighted-average shares used to compute net loss per share, basic and diluted	37,877	3,670	3,543

Basic and diluted net loss per share attributable to common stockholders	$(4.54)	$(24.45)	$(26.07)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Employee equity incentive plans	7,760	4,847	5,547
Warrants to purchase convertible preferred stock	—	386	386
Warrants to purchase common stock	—	50	50
Convertible preferred stock	—	22,366	22,366

Total common stock equivalents	7,760	27,649	28,349

Also excluded from the computation of diluted net loss per share was the impact of issuing shares for the potential conversion of the subordinated convertible notes described in Note 5 Borrowings, which converted in connection with our IPO.

3. FINANCIAL INSTRUMENTS

Cash, Cash Equivalents, and Short-term Investments

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$52,346	$—	$—	$52,346
Cash equivalents:
Money market mutual funds	30,250	—	—	30,250

Total cash equivalents	30,250	—	—	30,250
Short-term fixed income securities:
U.S. government and agency obligations	41,991	84	(21)	42,054
U.S. and foreign corporate debt securities	18,366	76	(1)	18,441
Foreign governments and multi-national agency obligations	2,764	—	(3)	2,761

Total short-term investments	63,121	160	(25)	63,256

Total cash, cash equivalents and short-term investments	$145,717	$160	$(25)	$145,852

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We held no cash equivalents or short-term investments as of December 31, 2012.

As of December 31, 2013, approximately 41%, 34%, and 21% of our cash, cash equivalents, and short-term investments were held with three financial institutions. As of December 31, 2012, approximately 50% and 44% of our cash were held with two financial institutions.

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments held at December 31, 2013 consisted of the following (in thousands):

	Amortized Cost Basis	Aggregate Fair Value
Due within one year	$44,477	$44,474
Due after 1 year through 3 years	48,894	49,032

Total cash equivalents & short-term investments	$93,371	$93,506

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2013 Total (Less Than 12 Months)
	Fair Value	Unrealized Loss
U.S. and foreign corporate debt securities	$4,247	$(1)
Foreign governments and multi-national agency obligations	2,761	(3)
U.S. government and agency obligations	12,566	(21)

Total	$19,574	$(25)

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the year ended December 31, 2013, we did not recognize any other-than-temporary impairment loss.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3—Unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions. Our Level 3 liabilities consist of warrants to purchase convertible preferred stock and embedded derivatives related to our convertible promissory notes.

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the year ended December 31, 2013.

As of December 31, 2013, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Money-market funds	$30,250	$—	$—	$30,250

Total cash equivalents	30,250	—	—	30,250
Short-term investments:
U.S. Government and agency obligations	—	42,054	—	42,054
U.S. and foreign corporate debt securities	—	18,441	—	18,441
Foreign governments and multi-national agency obligations	—	2,761	—	2,761

Total short-term investments	—	63,256	—	63,256

Total assets measured at fair value	$30,250	$63,256	$—	$93,506

As of December 31, 2013, there were no financial liabilities recorded at fair value on a recurring basis.

As of December 31, 2012, there were no financial assets recorded at fair value on a recurring basis.

As of December 31, 2012, financial liabilities recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Preferred stock warrants	$—	$—	$11,261	$11,261
Embedded derivative	—	—	3,519	3,519

Total liabilities measured at fair value	$—	$—	$14,780	$14,780

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Promissory Notes and Compound Embedded Derivatives

As of December 31, 2012, we had outstanding a $24.0 million convertible note, or the December 2011 Note and a $30.0 million convertible note, or the February 2012 Note, each of which contained certain features that were accounted for as compound bifurcated derivative instruments. The compound bifurcated derivative instruments were recorded on the balance sheet at fair value at issuance and at each balance sheet date as discussed further in Note 5 (Borrowings).

At issuance on December 6, 2011, we estimated the fair value of the December 2011 Note, including the compound embedded derivative, at $24.0 million, which approximated the original transaction value with an unrelated third party, and which approximated the fair value at December 31, 2011. At issuance on February 21, 2012, we estimated the fair value of the February 2012 Note, including the compound embedded derivative, at $30.0 million, which approximated the original transaction value with an unrelated third party. At issuance of the December 2011 Note and February 2012 Note, we determined that the fair values of the respective compound embedded derivatives were $1.5 million and $3.6 million, by utilizing a Monte Carlo simulation model using Level 3 inputs. The Monte Carlo simulation model measured the fair value of the compound embedded derivative utilizing a probability weighted discounted cash flow model in a risk-neutral framework for probability of the occurrence of certain of the conversion features as discussed in Note 5 (Borrowings). As of December 31, 2012, the fair values of the compound embedded derivatives related to the December 2011 Note and February 2012 Note were $1.8 million and $1.7 million, respectively.

The compound embedded derivatives were marked to market each period and the changes in the fair value were included as a non-cash item in other income (expense), net on our consolidated statements of operations. In connection with our IPO, the December 2011 Note and February 2012 Note, together with accrued interest, were converted into shares of common stock and accounted for as debt extinguishment, as discussed further in Note 5 (Borrowings).

As of December 31, 2012, the carrying amount and estimated fair value of the convertible promissory notes and compound embedded derivatives using Level 3 measurements were as follows (in thousands):

	Carrying Amount	Estimated Fair Value
Convertible promissory notes	$52,800	$54,846
Compound embedded derivatives	3,519	3,519

Fair Value Remeasurement of Preferred Stock Warrants

We recorded the warrants as liabilities at their initial grant date fair value and thereafter recorded gains and losses arising from the change in fair value as a component of other income, net, in the consolidated statements of operations. We recorded unrealized gains of $2.3 million and $3.5 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013, there were no longer any preferred stock warrants outstanding, as discussed further in Note 7 (Convertible Preferred Stock and Preferred Stock Warrants).

The fair value of the warrant liability was estimated using a probability weighted expected return model, which determines the present value of future distributions that equity classes may realize based on the probability of occurrence of certain sale or IPO exit events.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll-forward of the fair value of the convertible preferred stock warrants and compound embedded derivatives valued with Level 3 inputs (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning of period	$14,780	$15,018	$17,035
Issuance of convertible preferred stock warrants	—	—	9
Remeasurement and termination of convertible preferred stock warrants	(11,261)	(2,267)	(3,516)
Issuance of compound embedded derivatives	—	3,640	1,490
Remeasurement and extinguishment of compound embedded derivatives	(3,519)	(1,611)	—

End of period	$—	$14,780	$15,018

4. BALANCE SHEET DETAILS

Deferred Revenue and Deferred Cost of Revenue

The following table details the activity in deferred revenue (in thousands):

	Year Ended December 31,
	2013	2012
Deferred revenue, beginning of period	$508,056	$400,460
Revenue deferred in the period	343,455	304,333
Revenue recognized in the period	(326,858)	(196,737)

Deferred revenue, end of period	$524,653	$508,056

The following table details the activity in deferred cost of revenue (in thousands):

	Year Ended December 31,
	2013	2012
Deferred cost of revenue, beginning of period	$245,163	$206,303
Costs deferred related to revenue deferred in the period	170,213	147,229
Cost of revenue recognized in the period	(139,253)	(108,369)

Deferred cost of revenue, end of period	$276,123	$245,163

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2013	2012
Component parts	$141	$299
Finished goods	4,209	7,432

Inventory	$4,350	$7,731

Finished goods inventory included consigned inventory totaling $2.8 million and $3.5 million as of December 31, 2013 and 2012, respectively.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2013	2012
Computer and network equipment	$15,328	$13,356
Software	13,003	10,970
Machinery and equipment	8,543	7,807
Furniture and fixtures	929	713
Leasehold improvements	1,161	1,033

Total property and equipment	38,964	33,879
Less: Accumulated depreciation and amortization	(26,600)	(21,178)

Property and equipment, net	$12,364	$12,701

Depreciation and amortization expense associated with property and equipment, including amounts for assets held under capital leases, was $6.5 million, $7.1 million, and $6.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Machinery and equipment included $6.3 million and $5.3 million of assets held under capital leases at December 31, 2013 and 2012, respectively, with corresponding accumulated amortization of $3.8 million and $2.2 million, respectively.

Software included $3.5 million and $3.0 million of assets held under capital leases at December 31, 2013 and 2012, respectively, with corresponding accumulated amortization of $2.2 and $1.6 million, respectively.

Other Long-Term Assets

Other long-term assets consisted of the following (in thousands):

	December 31,
	2013	2012
Goodwill and acquired intangible assets, net	$671	$864
Prepaid expenses and deposits, non-current	896	10,390

Other long-term assets	$1,567	$11,254

Acquired intangibles include developed technology and customer relationships. The gross carrying amount of developed technology was $962,000 as of December 31, 2013 and 2012. Accumulated amortization as of December 31, 2013 and 2012 was $738,000 and $545,000, respectively. The gross carrying amount of customer relationships was $260,000 as of December 31, 2013 and 2012. Accumulated amortization as of December 31, 2013 and 2012 was $260,000.

We have recorded amortization expense for the years ended December 31, 2013, 2012, and 2011 of $192,000, $192,000, and $289,000, respectively. We expect to incur amortization expense of $192,000 and $33,000 in 2014 and 2015, respectively.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of goodwill was $447,000 as of December 31, 2013 and 2012, which reflects the original acquisition value.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued payroll and related expenses	$10,677	$5,131
Accrued operating expenses	3,949	3,488
Product warranty, current	2,985	3,109
Sales, property and income taxes	1,202	594
Other	2,469	2,509

Accrued liabilities	$21,282	$14,831

Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Available for Sale Securities	Total
Balance as of December 31, 2012	$(136)	$—	$(136)
Other comprehensive income (loss) before reclassification	182	84	266
Amounts reclassified from AOCI	—	—	—

Other comprehensive income	182	84	266

Balance as of December 31, 2013	$46	$84	$130

5. BORROWINGS

Credit Facility

We have available a line of credit with a bank, which originally provided for advances and the issuance of letters of credit of up to $40 million. On May 8, 2013, we amended our credit agreement to increase the available capacity from $40 million to $50 million. As of December 31, 2013, there were no borrowings outstanding under the credit agreement; however, $9.8 million of letters of credit were outstanding, leaving $40.2 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of December 31, 2013 we were in compliance with the financial covenants in the credit agreement.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the bank. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet monthly financial tests with respect to liquidity ratio and unrestricted cash.

Subordinated Convertible Notes

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with our IPO, the December 2011 Note and February 2012 Note together with contractual accrued interest of $2.3 million thereon through March 18, 2013, the closing date of our IPO, converted into 3,764,954 shares of common stock based on the outstanding principal and accrued interest at a conversion price equal to 88% of the IPO price of $17.00 per share. The conversion of the convertible notes and issuance of common stock were accounted for as debt extinguishments and accordingly, the convertible notes, unamortized debt issuance costs and bifurcated compound embedded derivatives were removed at their respective carrying amounts and the shares of common stock issued were measured at fair value based on the closing price on the date our IPO closed. As a result, we recorded a loss on debt extinguishments of $22.9 million in the year ended December 31, 2013.

The following table provides a roll-forward of the carrying value of the convertible notes and compound embedded derivatives (in thousands):

	Convertible Promissory Notes	Compound Embedded Derivatives	Total
Balances at December 31, 2012	$52,800	$3,519	$56,319
Accrued interest on convertible promissory notes	558	—	558
Accretion of discount on convertible promissory notes	377	—	377
Conversion of convertible promissory notes and embedded derivatives	(53,735)	(3,519)	(57,254)

Balances at December 31, 2013	$—	$—	$—

We had classified the compound embedded derivatives as a long-term liability and presented them together with the carrying value of the convertible notes on our consolidated balance sheet as of December 31, 2012. The effective interest rate for the December 2011 Note and February 2012 Note were 6.89% and 10.16%, respectively. The outstanding amount including principal and accrued interest based on the contractual interest rate was $55.8 million as of December 31, 2012.

6. COMMITMENTS AND CONTINGENCIES

Product Warranty

Product warranty obligation is presented as follows on the consolidated balance sheets (in thousands):

	December 31,
	2013	2012
Warranty obligation—classified in accrued liabilities	$2,985	$3,109
Warranty obligation—classified in other liabilities	3,104	3,207

	$6,089	$6,316

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product warranty activity was as follows (in thousands):

	Year Ended December 31,
	2013	2012
Warranty obligation—beginning of period	$6,316	$9,631
Warranty expense for new warranties issued	1,406	1,372
Utilization of warranty obligation	(1,767)	(2,671)
Changes in estimates for pre-existing warranties	134	(2,016)

Warranty obligation—end of period	$6,089	$6,316

During the years ended December 31, 2013 and 2012, we revised our estimated warranty liability to reflect updated product field reliability experience and recorded an increase (reduction) of product warranty liability and product cost of revenue by $0.1 million and ($2.0) million, respectively.

As of December 31, 2013 and 2012, we had deferred revenue associated with extended warranty arrangements of $206,000 and $362,000, respectively, included in other current liabilities, and $7.1 million and $5.5 million, respectively, included in other long-term liabilities on our consolidated balance sheets.

Operating and Capital Leases

Our primary operating lease commitment at December 31, 2013, related to our headquarters in Redwood City, California, requires monthly lease payments through December 2016. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rent expense for all facility leases was $4.9 million, $4.0 million, and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In March 2012 and June 2012, we sold assets to a financial institution. Concurrently with the sales, we entered into separate agreements to lease the property back from the financial institution over a minimum lease term of three years. The subsequent leasebacks qualified as normal leasebacks and are classified as capital leases. The gains and losses on the transactions were not material.

The following table provides a summary of the sale leaseback transactions that were outstanding as of December 31, 2013 (dollars in thousands):

Lease Commencement	Lease Termination	Term (months)	Interest rate	Financed Amount
March 2012	March 2015	36	7.4	716
June 2012	June 2015	36	6.7	960

				$1,676

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, the future minimum commitments under our operating and capital leases were as follows (in thousands):

	Operating Leases	Capital Leases
2014	$5,088	$1,752
2015	5,145	1,162
2016	3,928	112
2017	179	—
2018	183	—
2019 and thereafter	1,075	—

Net minimum lease payments	$15,598	3,026

Less amount representing interest		(188)

Present value of net minimum capital lease payments		$2,838

Legal Contingencies

We were named in a lawsuit filed in September 2010 in the Superior Court of the State of California, San Mateo County (Edwards v. Silver Spring Networks). The lawsuit claims to be a “class action” on behalf of California consumers, and alleges that smart meters are defective and generate incorrect bills. We have filed a motion to dismiss this case and, in September 2011, the San Mateo Superior Court granted our motion without leave to amend as to two of the plaintiffs’ causes of action and with leave to amend as to a third claim. In February 2012, the plaintiffs filed an amended complaint, to which we filed an answer denying the plaintiffs’ allegations in May 2012. In August 2012, the plaintiffs filed a second amended complaint, and in September 2012, we filed a demurrer to one of the two claims asserted in the second amended complaint, which was overruled by the court. In November 2012, the plaintiffs filed a motion for class certification, for which a hearing was held in January 2013. In April 2013, the court denied the class certification motion without prejudice, but allowed the plaintiffs to file a revised class certification motion, which the plaintiffs filed in June 2013. A hearing on the revised class certification motion was held in September 2013, and the court denied the revised class certification motion in December 2013. We intend to continue vigorously defending against the action.

In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers. Other defendants include Landis+Gyr AG (acquired by Toshiba Corporation), Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc. This lawsuit alleges infringement of United States Patent Nos. 5,388,101, 5,481,546, and 5,592,491 by certain networking technology and services that we and the other defendants provide. We filed amended answers, affirmative defenses and counterclaims in August 2012, September 2012, October 2012 and November 2012 denying the plaintiff’s allegations and that plaintiff’s patents are invalid. The trial has been scheduled for April 2014. All of the other named defendants in the case have settled with EON. We believe that we have meritorious defenses to EON’s allegations and intend to continue vigorously defending against the action.

In September 2011 TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against our customer, Oklahoma Gas & Electric Company, alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters. Together with the meter manufacturer, General Electric Company, we have agreed to indemnify and defend

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oklahoma Gas & Electric Company in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, which the court ruled upon in June 2013. A hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013. We believe that we have meritorious defenses to TransData’s allegations, and together with General Electric Company intend to vigorously defend against the action.

In March 2013, Linex Technologies, Inc., a non-producing entity, or Linex, filed suit against us in United States District Court for the Southern District of Florida. The complaint alleges that certain of our networking technology infringes United States Patent Nos. 6,493,377 and 7,167,503. We filed an answer in May 2013. In January 2014, the court granted the plaintiff’s request for a stay of the matter, pending reexamination of the patents at issue by the U.S. Patent and Trademark Office. We believe that we have meritorious defenses to Linex’s allegations and intend to continue vigorously defending against the action.

As of December 31, 2013, the Company has recorded an immaterial charge related to certain legal proceedings described above. Other than for the matters that the Company has recognized in the consolidated financial statements, it has not recorded any amounts for contingent losses associated with the matters described above based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

We are directly involved with various unresolved legal actions and claims, and indirectly are involved with proceedings by administrative bodies such as public utility commissions, arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such legal actions and claims, individually or in the aggregate, would have a material effect on our consolidated financial statements. There are many uncertainties associated with any litigation or claim, and we cannot be certain that these actions or other third-party claims will be resolved without costly litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation matters, claims or settlements is probable, and a reasonable estimate of the loss associated with such events can be made, we will record the estimated loss at that time.

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

As of December 31, 2013 and 2012, we had a total of $9.8 million and $16.5 million, respectively, of standby letters of credit issued under the credit facility with a financial institution, of which $0.6 million (A$0.6 million) and $5.9 million (A$5.1 million), respectively, were denominated in Australian dollars. In accordance with the terms of our credit facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the credit facility.

As of December 31, 2013, we had a $15.0 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. As of December 31, 2012, there was no surety bond outstanding. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnification Commitments

Directors, Officers and Employees. In accordance with our bylaws and/or pursuant to indemnification agreements we have entered into with directors, officers and certain employees, we have indemnification obligations to our directors, officers and employees for claims brought against these persons arising out of certain events or occurrences while they are serving at our request in such a capacity. We maintain a director and officer liability insurance coverage to reduce our exposure to such obligations, and payments made under these agreements. To date, there have been no indemnification claims by these directors, officers and employees.

Customers and Third Party Device Manufacturers. Refer to the discussion above under the heading “Legal Contingencies” for a description of our indemnification obligations.

Our contracts with customers and third party device manufacturers typically provide indemnification for claims filed by third parties alleging that our products and services sold to the customer or manufacturer infringe or misappropriate any patent, copyright, trademark or other intellectual property right.

In our customer contracts, we also typically provide an indemnification for third-party claims resulting from death, personal injury or property damage caused by the negligence or willful misconduct of our employees and agents in connection with the performance of certain contracts.

Under our customer and third party device manufacturer indemnities, we typically agree to defend the utility customer or third party device manufacturer, as the case may be, from such claims, and pay any resulting costs, damages and attorneys’ fees awarded against the indemnified party with respect to such claims, provided that (a) the indemnified party promptly notifies us in writing of the claim, (b) the indemnified party provides reasonable assistance to us at our expense, and (c) we have sole control of the defense and all related settlement negotiations.

Insurance. We maintain various insurance coverages, subject to policy limits, that enable us to recover a portion of any amounts paid by us in connection with our obligation to indemnify our customers and third party device manufacturers. However, because our maximum liability associated with such indemnification obligations generally is not stated explicitly in the related agreements, and further because many states prohibit limitations of liability for such indemnified claims, the maximum potential amount of future payments we could be required to make under these indemnification provisions could significantly exceed insurance policy limits.

Historically, payments made by us under these indemnification provisions have not had a material effect on our results of operations, financial position or cash flows.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANTS

Convertible Preferred Stock

Upon the closing of our IPO, all shares of our then-outstanding convertible preferred stock, as shown on the table below, automatically converted into shares of our common stock (see Note 1 Description of Business and Summary of Significant Accounting Policies, Initial Public Offering):

	Shares Authorized	Conversion Price Per Share	Shares Issued and Outstanding		Conversion Ratio Per Share**	Carrying Value	Aggregate Liquidation Preference
Series A	4,800	$4.7625	3,996		1.0000	$18,976	$19,030
Series A-1	420	4.7625	420		1.0000	1,989	2,000
Series B	6,085	1.8715	4,378		1.0000	7,879	8,193
Series C	7,933	7.5000	6,849		1.0000	49,176	51,365
Series D	4,728	38.9270	4,624		2.2899	89,643	180,000
Series E	2,106	50.0000	2,100		2.9412	103,062	120,750

	26,072		22,366	*		$270,725	$381,338

*	Shares issued and outstanding does not total due to rounding.
**	Based on our IPO price of $17.00 per share

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

Shares of our preferred stock were not redeemable. However, since certain liquidation events (including a merger or acquisition or the sale of all or substantially all of our assets) were not solely within our control, the convertible preferred stock were classified outside of the stockholders’ deficit section of the balance sheets.

Convertible Preferred Stock Warrants

The following convertible preferred stock warrants were outstanding and fully vested as of December 31, 2012 and through the date prior to of our initial public offering (in thousands except per share data):

Warrants to Purchase Convertible Preferred Stock	Price per Share	Shares		Fair Value
Series A	$4.7625	47		$1,630
Series C	$7.5000	333		9,627
Series E	$50.0000	5		4

Total		386	*	$11,261

*	Shares exercisable under outstanding warrants do not total due to rounding.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant Termination and Concurrent Private Placement with a Related Party

Prior to our IPO, entities affiliated with Foundation Capital, together Foundation Capital, beneficially owned 32.7% of our common stock. Foundation Capital is considered a related party. Foundation Capital held warrants to purchase 41,993 shares of our Series A Preferred Stock and 333,333 shares of our Series C Preferred Stock prior to our IPO.

All such warrants terminated immediately prior to the effectiveness of our IPO in exchange for the aggregate payment by us of $12.0 million to these entities. In connection with the transaction, we reduced our preferred stock warrant liability by $11.2 million and recorded a loss of $0.8 million in the year ended December 31, 2013.

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

Conversion of Convertible Preferred Stock Warrants to Common Stock Warrants

In connection with our IPO, the remaining warrants to purchase shares of Series A and Series E preferred stock converted into warrants to purchase 20,768 shares of our common stock, and we reclassified the related preferred stock warrant liability to additional paid-in capital.

8. COMMON STOCK

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

Equity Incentive Plan and Employee Stock Purchase Plan

Our Board of Directors adopted the 2012 Equity Incentive Plan, or the 2012 Plan, which became effective on March 12, 2013 and serves as the successor to our 2003 Stock Option Plan, or the 2003 Plan. Pursuant to the 2012 Plan, 3,400,000 shares of our common stock were initially reserved for grant, plus (1) any shares that were reserved and available for issuance under the 2003 Plan at the time the 2012 Plan became effective, and (2) any shares that become available upon forfeiture or repurchase by us under the 2003 Plan and a stock option plan assumed in connection with a previous acquisition, will be reserved for issuance. Under the 2012 Plan, we may grant both incentive and non-statutory stock options, restricted stock and restricted stock units to employees,

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

directors and service providers. We may grant options to purchase shares of common stock to employees, directors and service providers at prices not less than the fair market value at date of grant for both Incentive Stock Options, or ISOs or Nonqualified Stock Options, or NQSOs. ISO options granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock must be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years. Restricted stock units, or RSUs generally vest between two to four years. As of December 31, 2013 and 2012, there were 2.5 million and 3.0 million shares, respectively, of common stock reserved for future issuance under our stock plan.

Our Board of Directors adopted the 2012 Employee Stock Purchase Plan, or ESPP, which became effective on March 12, 2013, pursuant to which 400,000 shares of our common stock have been reserved for future issuance. Eligible employees can enroll and elect to contribute up to 15% of their compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration, with the exception of the initial offering period which commenced in March 2013 upon the date our IPO was declared effective and that ended on February 14, 2014. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

Common Stock Warrants

In March 2011, we granted a warrant to purchase 50,000 shares of common stock at $0.005 per share. The warrant was immediately exercisable and non-forfeitable, and would have expired on the earlier of a change in control or March 31, 2016. The fair value of the warrant was determined to be $2.5 million based on the Black-Scholes-Merton option pricing model. We accounted for the warrant as an equity instrument and recorded the fair value as a general and administrative expense during the year ended December 31, 2011.

The following assumptions were used in valuing the common stock warrant:

Expected volatility	49.00%
Expected dividends	0.00%
Expected term in years	5.00
Risk-free interest rate	2.20%
Fair value of common stock	$50.25

In connection with our IPO, warrants to purchase shares of our preferred stock converted into warrants to purchase 20,768 shares of our common stock, at a weighted average exercise price of $13.91 per share.

As of December 31, 2013, we issued 57,370 shares of common stock pursuant to the net exercise of all of our common stock warrants.

9. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$12,275	$2,553	$3,089
Research and development	17,333	4,229	3,349
Sales and marketing	7,060	2,822	2,425
General and administrative	15,836	5,488	5,957

Stock-based compensation expense	$52,504	$15,092	$14,820

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We issue new common shares upon exercise of stock options. The following table summarizes our stock option activity and related information for the year ended December 31, 2013 (in thousands, except per share data):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2012	4,616	$21.73
Options granted	1,168	18.36
Options exercised	(631)	4.74
Options cancelled or expired	(427)	27.52

Balance at December 31, 2013	4,726	$11.88	6.43	$43,146

As of December 31, 2013:
Options vested and expected to vest	4,651	$11.76	6.38	$42,988
Options exercisable	3,382	$9.39	5.41	$39,267

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount is subject to change based on changes to the fair value of our common stock. During the years ended December 31, 2013, 2012, and 2011, the total cash received from the exercise of stock options was $2.9 million, $0.6 million, and $0.8 million, net of repurchases, respectively, and the total intrinsic value of stock options exercised was $9.5 million, $6.6 million, and $5.7 million, respectively.

Restricted Stock Units

The following table summarizes our restricted stock unit activity and related information for the year ended December 31, 2013 (in thousands, except per share data):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2012	231	$49.51
Restricted stock units granted	3,662	18.41
Restricted stock units vested	(1,019)	23.36
Restricted stock units cancelled	(115)	19.69

Balance at December 31, 2013	2,759	$19.14

The fair values of restricted stock units are determined based upon the fair value of the underlying common stock at the date of grant.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Employee Stock-Based Compensation

We recognize compensation expense for stock-based awards based on their grant-date fair value on a straight-line basis over the service period for which such awards are expected to be outstanding. The fair value of stock options granted pursuant to our equity incentive plans is determined using the Black-Scholes-Merton option pricing model. The determination of fair value is affected by the estimates of our valuation, as well as assumptions regarding subjective and complex variables such as expected employee exercise and forfeiture behavior and our expected stock-price volatility over the expected term of the award. Generally, assumptions are based on historical information and judgment was required to determine if historical trends may be indicators of future outcomes. The fair value of each option grant is estimated on the date of grant.

Prior to our IPO, our Board of Directors considered a broad range of factors to determine the fair value of our common stock at each meeting at which awards were approved. These factors included, but were not limited to, the prices for our convertible preferred stock sold to outside investors in arm’s-length transactions, the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock, our operating and financial performance, the hiring of key personnel, the introduction of new products, our stage of development and revenue growth, the lack of an active public market for our common and preferred stock, industry information such as market growth and volume, the performance of similarly-situated companies in our industry, the execution of strategic and development agreements, the risks inherent in the development and expansion of our products and services, the prices of our common stock sold to outside investors in arm’s-length transactions, and the likelihood of achieving a liquidity event, such as an initial public offering or sale given prevailing market conditions and the nature and history of our business.

We currently have no history or expectation of paying cash dividends on our common stock. We estimate the volatility of our common stock at the date of grant based on the historical and implied volatility of the stock prices of a peer group of publicly-traded companies for a period equal to the expected life of our stock options. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

The following table summarizes the assumptions relating to our stock options:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	47% – 52%	53.0%	48% – 54%
Expected dividends	0%	0%	0%
Expected life in years	5.00 – 6.08	5.95 – 6.08	5.50 – 6.08
Risk-free interest rate	0.87% – 1.96%	1.0%	1.4% – 2.7%
Weighted average grant date fair value per share	$19.11	$21.20	$24.70

The following table summarizes the assumptions relating to our ESPP:

Expected volatility	52.00%
Expected dividends	0.00%
Expected life in years	< 1 year
Risk-free interest rate	0.87%

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2013, as approved by our Board of Directors, we modified certain stock options held by employees and directors to purchase 1,752,895 shares of our common stock with an exercise price of $34.90 per share or greater to reduce the exercise price equal to $17.00 per share, the IPO price. There were no changes to vesting terms or conditions. We incurred an incremental charge to stock-based compensation expense of $4.7 million for year ended December 31, 2013, and expect to incur $1.3 million of incremental stock-based compensation expense related to the modification over a weighted average period of 1.2 years.

As of December 31, 2013 there was $52.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value on the respective vesting dates of restricted stock units during the years ended December 31, 2013, 2012 and 2011 was $19.5 million, $0.3 million and $0.0 million, respectively.

10. BENEFIT PLAN

In 2003, our Board of Directors approved the adoption of a savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The plan covers eligible employees who elect to participate. We are allowed to make discretionary profit sharing and qualified non-elective contributions as defined by the Plan and as approved by the Board of Directors. We have not historically matched eligible participants’ 401(k) contributions. No discretionary profit sharing contributions have been made to date.

11. INCOME TAXES

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(28,774)	$(73,662)	$(83,050)
Foreign	(37,809)	(15,665)	(8,946)

Loss before income taxes	$(66,583)	$(89,327)	$(91,996)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
United States federal	$—	$—	$—
State	(115)	382	229
Foreign	452	306	299

Total current provision for income taxes	337	688	528

Deferred:
United States federal	(47)	—	—
State	123	—	(127)
Foreign	(189)	(298)	(38)

Total deferred provision (benefit) for income taxes	(113)	(298)	(165)

Provision for income taxes	$224	$390	$363

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal statutory tax expense (benefit)	$(23,304)	$(31,265)	$(32,199)
Research tax credit	(884)	—	(486)
Effect of non-U.S. operations	13,320	5,469	3,321
Change in valuation allowance	(925)	23,732	27,843
Stock-based compensation expense	3,455	2,665	2,718
Remeasurement of preferred stock warrant liability	—	(752)	(1,203)
Loss on debt extinguishments	8,287	—	—
Other	275	541	369

Provision for income taxes	$224	$390	$363

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss and tax credit carryforwards	$157,971	$149,408
Deferred revenue	96,054	100,380
Stock-based compensation expense	11,415	6,202
Warrant liability	—	32
Accruals and reserves	5,793	4,849
Intangible assets	1,480	1,532
Other	343	65

Gross deferred tax assets	273,056	262,468
Valuation allowance	(168,092)	(166,995)

Deferred tax assets	104,964	95,473

Deferred tax liabilities
Property and equipment, net	(1,905)	(2,640)
Deferred cost of revenue	(102,459)	(92,300)

Deferred tax liabilities	(104,364)	(94,940)

Net deferred tax assets	$600	$533

As of December 31, 2013, we had federal and state net operating loss carryforwards of $390.4 million and $365.4 million, respectively. Pursuant to section 382 of the Code, $41.4 million of the net operating loss carryforwards are subject to an annual limitation, which could affect the timing of the utilization of such carryforwards. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2027 and 2016, respectively. As of December 31, 2013, we had federal and California research tax credit carryforwards of $8.2 million and $9.0 million, respectively. The federal credit carryforwards will begin to expire in 2024, and the California credit carryforwards have no expiration date.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The valuation allowance increased by $1.1 million, $25.2 million and $30.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Undistributed earnings of our foreign subsidiaries amounted to $1.4 million as of December 31, 2013. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The income tax liability that might be incurred if these earnings were to be distributed is not material.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefits—beginning of period	$5,586	$4,393	$3,395
Gross increase for tax positions of prior years	1,216	774	—
Gross increase for tax positions of current year	1,913	419	998

Unrecognized tax benefits balance—end of period	$8,715	$5,586	$4,393

As of December 31, 2013 all unrecognized tax benefits have been netted against the related deferred tax assets. Up to $7.1 million and $4.5 million of unrecognized tax benefits at December 31, 2013 and 2012, respectively, would reduce the effective income tax rate in future periods if recognized. However, one or more of these unrecognized tax benefits relate to deferred tax assets that could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing and amount of any related effective tax rate benefit.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Due to our net operating loss position, we have not recorded interest and penalties related to uncertain tax positions as of December 31, 2013.

We file income tax returns in the United States, including various states, and certain foreign jurisdictions. The tax years 2002 to 2013 remain open to examination by the major taxing jurisdictions in which we are subject to tax. As of December 31, 2013, we were not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SEGMENT INFORMATION

We operate in one reportable segment. Our chief operating decision maker is our Chief Executive Officer, who reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. Revenue by geography is based on the billing address of the utility customer. The following table presents revenue by geographic region (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue:
United States	$285,430	$181,948	$225,564
Australia	40,939	13,905	5,664
All Other	489	884	5,822

Total	$326,858	$196,737	$237,050

Substantially all of our long-lived assets are located in the United States.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Selected Quarterly Financial Data (unaudited)

The following tables set forth selected unaudited quarterly statements of operations data for each of the last eight quarters in the years ended December 31, 2013 and 2012 (in thousands, except per share data).

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue, net	$97,164	$72,481	$103,510	$53,703	$50,071	$39,628	$51,584	$55,454
Cost of revenue	63,420	49,255	55,260	43,569	39,523	35,194	44,914	45,387

Gross profit	33,744	23,226	48,250	10,134	10,548	4,434	6,670	10,067
Operating expenses	33,792	35,341	38,268	49,708	30,735	28,901	28,961	31,766

Operating income (loss)	(48)	(12,115)	9,982	(39,574)	(20,187)	(24,467)	(22,291)	(21,699)
Other income (expense), net	138	(54)	(184)	(24,728)	(902)	(2,028)	(1,078)	3,325

Income (loss) before income taxes	90	(12,169)	9,798	(64,302)	(21,089)	(26,495)	(23,369)	(18,374)
Provision for income taxes	(268)	100	328	64	(79)	373	38	58

Net income (loss)	358	(12,269)	9,470	(64,366)	(21,010)	(26,868)	(23,407)	(18,432)
Deemed dividend to convertible preferred stockholders	—	—	—	(105,000)	—	—	—	—

Net income (loss) attributable to common stockholders	$358	$(12,269)	$9,470	$(169,366)	$(21,010)	$(26,868)	$(23,407)	$(18,432)

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.26)	$0.20	$(16.18)	$(5.65)	$(7.30)	$(6.38)	$(5.06)

Diluted	$0.01	$(0.26)	$0.19	$(16.18)	$(5.65)	$(7.30)	$(6.38)	$(5.06)

Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	47,198	46,729	46,599	10,469	3,720	3,682	3,669	3,641

Diluted	49,603	46,729	48,995	10,469	3,720	3,682	3,669	3,641

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (SEC). Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our CEO and CFO concluded that as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Exception from Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICIERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officers is incorporated herein by reference from the information under Part I Item 1 of this Annual Report on Form 10-K under the section entitled “Business—Executive Officers.” All other information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2013.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer and principal financial and accounting officer, which is available on our website (ir.silverspringnet.com) under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

ITEM 11. COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K are as follows:

1.	Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II. Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:

Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on this 27th day of February, 2014.

SILVER SPRING NETWORKS, INC.

By:	/s/ Scott A. Lang
Scott A. Lang
Chairman of the Board of Directors,
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott A. Lang and James P. Burns or either of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Lang Scott A. Lang	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2014

/s/ James P. Burns James P. Burns	Chief Financial Officer (Principal Financial Officer)	February 27, 2014

/s/ Carrie Kalinowski Carrie Kalinowski	Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 27, 2014

/s/ Thomas R. Kuhn Thomas R. Kuhn	Director	February 27, 2014

/s/ Corbin A. McNeill, Jr. Corbin A. McNeill, Jr.	Director	February 27, 2014

/s/ Jonathan Schwartz Jonathan Schwartz	Director	February 27, 2014

Signature	Title	Date

/s/ Richard A. Simonson Richard A. Simonson	Director	February 27, 2014

/s/ Laura D. Tyson Laura D. Tyson	Director	February 27, 2014

/s/ Peter Van Camp Peter Van Camp	Director	February 27, 2014

/s/ Warren M. Weiss Warren M. Weiss	Director	February 27, 2014

/s/ Thomas H. Werner Thomas H. Werner	Director	February 27, 2014

EXHIBIT INDEX

The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-35828	3.1	5/9/2013

3.2	Restated Bylaws of the Registrant.	10-Q	001-35828	3.2	5/9/2013

4.1	Form of Registrant’s common stock certificate.	S-1	333-175393	4.1	11/30/2012

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated December 11, 2009, by and among Registrant and certain security holders of the Registrant.	S-1	333-175393	4.2	7/7/2011

10.1‡	Form of Indemnification Agreement.	S-1	333-175393	10.1	7/7/2011

10.2‡	2003 Stock Option Plan, as amended to date.	10-Q	001-35828	10.2	11/7/2013

10.3‡	2012 Equity Incentive Plan, as amended to date.	10-Q	001-35828	10.3	11/7/2013

10.4‡	2012 Employee Stock Purchase Plan.	S-1	333-175393	10.4	6/14/2012

10.5‡	Offer Letter Employment Agreement, dated June 24, 2004, between the Registrant and Scott A. Lang.	S-1	333-175393	10.5	7/7/2011

10.6‡	Letter Agreement, dated September 11, 2008, between the Registrant and Scott A. Lang.	S-1	333-175393	10.6	7/7/2011

10.7‡	Letter Agreement, dated December 17, 2009, between the Registrant and Scott A. Lang.	S-1	333-175393	10.7	7/7/2011

10.8‡	Offer Letter Employment Agreement, dated November 21, 2011, between the Registrant and Ingrid J. Van Den Hoogen.	S-1	333-175393	10.8	1/22/2013

10.9‡	Change of Control Letter Agreement, dated March 24, 2011, between the Registrant and Eric P. Dresselhuys, as amended.	S-1	333-175393	10.9	7/7/2011

10.10	Lease Agreement, dated July 5, 2007, as amended, between the Registrant and the Board of Trustees of The Leland Stanford Junior University.	S-1	333-175393	10.14	6/14/2012

10.11†	SmartMeter Program Upgrade Supply Agreement, dated July 23, 2008, as amended, between the Registrant and Pacific Gas and Electric Company.	10- Q/A	001-35828	10.11	12/10/2013

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.12†	Master Services and Software License Agreement, dated August 1, 2007, between the Registrant and Florida Power & Light Company.	S-1	333-175393	10.16	10/12/2011

10.14	Common Stock Purchase Agreement, dated September 19, 2012, between the Registrant and affiliates of Foundation Capital.	S-1	333-175393	10.19	11/30/2012

10.15†	Fast-Start Smart Grid Project Master Agreement, dated October 15, 2009, between the Registrant and Oklahoma Gas and Electric.	S-1	333-175393	10.15	3/5/2013

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 115 of this Report).					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Portions of this exhibit, which have been granted confidential treatment by the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act, have been omitted.
*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Silver Spring Networks, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.
‡	Management contract or compensatory plan or arrangement.