Form 10-Q
period 2014-03-31
SILVER SPRING NETWORKS INC
filed 2014-05-08
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 2, 2014, there were approximately 48,280,669 shares of the Registrant’s Common Stock outstanding.

SILVER SPRING NETWORKS, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our revenue, non-GAAP revenue, backlog, and other aspects of our future results of operations, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend”, “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.”    Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,492	$82,596
Short-term investments	62,003	63,256
Accounts receivable	61,423	69,724
Inventory	4,859	4,350
Deferred cost of revenue	33,875	37,460
Prepaid expenses and other current assets	5,920	4,758
Total current assets	246,572	262,144

Property and equipment, net	12,526	12,364
Deferred cost of revenue, non-current	262,614	238,663
Deferred tax assets, non-current	1,202	1,613
Other long-term assets	1,505	1,567
Total assets	$524,419	$516,351

Total liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$28,455	$31,317
Accrued liabilities	21,784	21,282
Deferred revenue	96,038	111,293
Current portion of capital lease obligations	1,604	1,615
Deferred tax liability	1,176	1,176
Total current liabilities	149,057	166,683

Deferred revenue, non-current	456,290	413,360
Other liabilities	16,161	14,426

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued or outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock and additional paid-in capital, $0.001 par value, 1,000,000 shares authorized; 48,194 and 47,384 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	547,916	539,013
Accumulated other comprehensive income	63	130
Accumulated deficit	(645,068)	(617,261)
Total stockholders’ deficit	(97,089)	(78,118)
Total liabilities and stockholders’ deficit	$524,419	$516,351

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Product revenue	$28,227	$41,720
Service revenue	16,002	11,983
Total revenue, net	44,229	53,703
Cost of revenue:
Product cost of revenue	17,915	25,743
Service cost of revenue	14,870	17,826
Total cost of revenue	32,785	43,569
Gross profit	11,444	10,134

Operating expenses:
Research and development	17,725	25,119
Sales and marketing	9,223	10,453
General and administrative	11,667	14,136
Total operating expenses	38,615	49,708
Operating loss	(27,171)	(39,574)

Other income (expense), net:
Interest income (expense), net	(37)	(1,052)
Conversion of promissory notes and remeasurement of warrants and derivatives	—	(23,676)
Other income (expense), net	(37)	(24,728)
Loss before income taxes	(27,208)	(64,302)
Provision for income taxes	599	64
Net loss	$(27,807)	$(64,366)

Deemed dividend to convertible preferred stockholders	—	(105,000)
Net loss attributable to common stockholders	$(27,807)	$(169,366)

Net loss per share
Basic and diluted	$(0.58)	$(16.18)
Weighted average shares used to compute net loss per share
Basic and diluted	47,693	10,469

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(27,807)	$(64,366)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	8	47
Net unrealized holding gain (loss) on available for sale investments	(75)	—
Other comprehensive income (loss)	(67)	47
Comprehensive loss	$(27,874)	$(64,319)

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows provided by (used in) operating activities:
Net loss	$(27,807)	$(64,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,466	1,677
Stock-based compensation	11,432	26,668
Conversion of promissory notes and remeasurement of warrants and derivatives	—	23,676
Other non-cash adjustments	630	980
Changes in operating assets and liabilities:
Accounts receivable	8,301	6,539
Inventory	(596)	(4,564)
Prepaid expenses and other current assets	(1,158)	(1,121)
Deferred cost of revenue	(20,366)	(15,410)
Other long-term assets	14	2,322
Accounts payable	(3,124)	(1,637)
Accrued liabilities	(1,908)	(1,887)
Customer deposits	107	(241)
Deferred revenue	27,675	20,121
Other liabilities	2,074	(1,670)
Net cash (used in) provided by operating activities	(3,260)	(8,913)

Cash flows provided by (used in) investing activities:
Proceeds from sales and maturities of short-term investments	18,466	—
Payment on purchases of short-term investments	(17,354)	—
Acquisitions of property, plant and equipment	(1,742)	(1,323)
Net cash (used in) provided by investing activities	(630)	(1,323)

Cash flows provided by (used in) financing activities:
Payment upon termination of preferred stock warrants of a related party	—	(12,000)
Proceeds from initial public offering, net of offering costs	—	86,238
Proceeds from private placement of common stock with a related party	—	12,000
Payments on capital lease obligations	(356)	(453)
Proceeds from issuance of common stock, net of repurchases	4,555	14
Taxes paid related to net share settlement of equity awards	(4,413)	(5,855)
Net cash (used in) provided by financing activities	(214)	79,944

Net increase (decrease) in cash and cash equivalents	(4,104)	69,708

Cash and cash equivalents—beginning of period	82,596	72,646
Cash and cash equivalents—end of period	$78,492	$142,354

Supplemental cash flow information—cash paid for taxes	$98	$85
Supplemental cash flow information—cash paid for interest	$34	$104
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$270,725
Fair value of common stock issued on conversion of convertible promissory notes	$—	$79,441
Deferred offering costs not yet paid	$—	$1,941

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

Reverse Stock Split

Prior to our initial public offering (“IPO”) in March 2013, our Board of Directors and holders of the requisite number of outstanding shares of our capital stock approved an amendment to our restated certificate of incorporation to effect a 5-for-1 reverse stock split of our outstanding capital stock. The reverse stock split was effected on February 11, 2013 and did not result in an adjustment to par value. The reverse stock split is reflected in the accompanying condensed consolidated financial statements and related notes on a retroactive basis for all periods presented.

Accounting Principles and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated balance sheet as of December 31, 2013, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The condensed consolidated financial statements include the accounts of Silver Spring Networks, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2014.

There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. Estimates are used for revenue and cost recognition, inventory valuation, warranty obligations, stock-based compensation, classification of current and non-current deferred revenue and deferred cost of revenue, income taxes and deferred income tax assets and associated valuation allowances. These estimates generally involve complex issues and require judgments, involve the analysis of historical and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

Inventory

Inventory is stated at the lower of cost or market.  Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Component parts	$185	$690
Finished goods	4,674	3,660
Inventory	$4,859	$4,350

Finished goods inventory included consigned inventory which totaled $2.9 million and $2.8 million as of March 31, 2014 and December 31, 2013, respectively.

Product Warranty

We provide warranties for substantially all of our products. Our standard warranty period extends from one to five years. We accrue for costs of standard warranty at the time of product shipment and record changes in estimates to warranty accruals when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product warranty obligation is presented as follows on the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2014	2013
Current warranty obligation—classified in accrued liabilities	$3,459	$2,985
Non-current warranty obligation—classified in other liabilities	3,374	3,104
	$6,833	$6,089

Product warranty activity was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Warranty obligation—beginning of period	$6,089	$6,316
Warranty expense for new warranties issued	224	238
Utilization of warranty obligation	(851)	(355)
Changes in estimates for pre-existing warranties	1,371	(68)
Warranty obligation—end of period	$6,833	$6,131

During the three months ended March 31, 2014 and 2013, we revised our estimated warranty liability to reflect changes in cost estimates and, to a lesser extent, product field reliability experience and recorded an increase (reduction) of product warranty liability and product cost of revenue of $1.4 million and $(0.1) million, respectively.

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

In certain customer arrangements, we have provided extended warranties for periods of up to 15 years following the initial standard warranty period. We recognize revenue associated with extended warranties over the extended warranty period when the extended warranty period commences. Costs associated with providing extended warranties are expensed as incurred during the extended warranty period. As of March 31, 2014 and December 31, 2013, we had deferred revenue associated with extended warranty arrangements of $0.4 million and $0.2 million,

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

respectively, included in other current liabilities, and $7.3 million and $7.1 million, respectively, included in other long-term liabilities on our condensed consolidated balance sheets.

Conversion of Convertible Promissory Notes and Embedded Derivatives

In connection with our IPO in March 2013, the conversion of the convertible notes and issuance of common stock were accounted for as debt extinguishments and accordingly, the convertible notes, unamortized debt issuance costs and bifurcated compound embedded derivatives were removed at their respective carrying amounts and the shares of common stock issued were measured at fair value based on the closing price on the date our IPO closed. As a result, we recorded a loss on debt extinguishments of $22.9 million in the three months ended March 31, 2013.

Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency	Unrealized Gains
	Translation	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2013	$46	$84	$130
Other comprehensive income (loss) before reclassification	8	(2)	6
Amounts reclassified from AOCI	—	(73)	(73)
Other comprehensive income (loss)	8	(75)	(67)
Balance as of March 31, 2014	$54	$9	$63

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Net income (loss) per share

In connection with our IPO, all of our outstanding convertible preferred stock converted into common stock. In addition, we recognized a deemed dividend of $105.0 million to common stockholders on the date of conversion.  Basic net loss per share applicable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive.

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(27,807)	$(64,366)
Deemed dividend to convertible preferred stockholders	—	(105,000)
Net loss available to common stockholders	$(27,807)	$(169,366)
Weighted average common shares outstanding—basic and diluted	47,693	10,469
Basic and diluted loss per common share	$(0.58)	$(16.18)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	March 31,
	2014	2013
Employee equity incentive plans	6,725	6,492
Warrants to purchase common stock	—	71
Total common stock equivalents	6,725	6,563

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$47,894	$—	$—	$47,894
Cash equivalents:
Money market mutual funds	30,598	—	—	30,598
Total cash equivalents	30,598	—	—	30,598
Short-term fixed income securities:
U.S. government and agency obligations	40,856	58	(33)	40,881
U.S. and foreign corporate debt securities	18,332	42	(6)	18,368
Foreign governments and multi-national agency obligations	2,755	—	(1)	2,754
Total short-term investments	61,943	100	(40)	62,003
Total cash, cash equivalents and short-term investments	$140,435	$100	$(40)	$140,495

	As of December 31, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$52,346	$—	$—	$52,346
Cash equivalents:
Money market mutual funds	30,250	—	—	30,250
Total cash equivalents	30,250	—	—	30,250
Short-term fixed income securities:
U.S. government and agency obligations	41,991	84	(21)	42,054
U.S. and foreign corporate debt securities	18,366	76	(1)	18,441
Foreign governments and multi-national agency obligations	2,764	—	(3)	2,761
Total short-term investments	63,121	160	(25)	63,256
Total cash, cash equivalents and short-term investments	$145,717	$160	$(25)	$145,852

As of March 31, 2014, approximately  37%, 36%, and 21% of our cash, cash equivalents, and short-term investments were held with three financial institutions.  As of December 31, 2013, approximately 41%, 34%, and 21% of our cash, cash equivalents, and short-term investments were held with three financial institutions.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments consisted of the following (in thousands):

	March 31, 2014		December 31, 2013
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$50,582	$50,591	$44,477	$44,474
Due after 1 year through 3 years	41,959	42,010	48,894	49,032
Total cash equivalents & short-term investments	$92,541	$92,601	$93,371	$93,506

Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis.

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2014 and the year ended December 31, 2013.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2014, the fair value of these financial assets recorded at fair value on a recurring basis was determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$30,598	$—	$—	$30,598
Total cash equivalents	30,598	—	—	30,598
Short-term investments:
U.S. Government and agency obligations	—	40,881	—	40,881
U.S. and foreign corporate debt securities	—	18,368	—	18,368
Foreign governments and multi-national agency obligations	—	2,754	—	2,754
Total short-term investments	—	62,003	—	62,003
Total assets measured at fair value	$30,598	$62,003	$—	$92,601

As of December 31, 2013, the fair value of these financial assets recorded at fair value on a recurring basis was determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$30,250	$—	$—	$30,250
Total cash equivalents	30,250	—	—	30,250
Short-term investments:
U.S. Government and agency obligations	—	42,054	—	42,054
U.S. and foreign corporate debt securities	—	18,441	—	18,441
Foreign governments and multi-national agency obligations	—	2,761	—	2,761
Total short-term investments	—	63,256	—	63,256
Total assets measured at fair value	$30,250	$63,256	$—	$93,506

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2014, we did not recognize any other-than-temporary impairment loss.  The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of March 31, 2014		As of December 31, 2013
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. and foreign corporate debt securities	$18,355	$(33)	$4,247	$(1)
Foreign governments and multi-national agency obligations	1,414	(6)	2,761	(3)
U.S. government and agency obligations	2,754	(1)	12,566	(21)
Total	$22,523	$(40)	$19,574	$(25)

4. Commitments and contingencies

Operating and Capital Leases

The future minimum commitments under our operating and capital leases were as follows (in thousands):

	March 31, 2014
	Operating Leases	Capital Leases
2014	$3,903	$1,294
2015	5,404	1,162
2016	4,198	112
2017	455	—
2018	466	—
2019 and thereafter	1,290	—
Net minimum lease payments	$15,716	2,568
Less amount representing interest		(144)
Present value of net minimum capital lease payments		$2,424

Legal Contingencies

We were named in a lawsuit filed in September 2010 in the Superior Court of the State of California, San Mateo County (Edwards v. Silver Spring Networks). The lawsuit claims to be a “class action” on behalf of California consumers, and alleges that smart meters are defective and generate incorrect bills. We filed a motion to dismiss this case and, in September 2011, the San Mateo Superior Court granted our motion without leave to amend as to two of the plaintiffs’ causes of action and with leave to amend as to a third claim. In February 2012, the plaintiffs filed an amended complaint, to which we filed an answer denying the plaintiffs’ allegations in May 2012. In August 2012, the plaintiffs filed a second amended complaint, and in September 2012, we filed a demurrer to one of the two claims asserted in the second amended complaint, which was overruled by the court. In November 2012, the plaintiffs filed a motion for class certification. In April 2013, the court denied the class certification motion without prejudice, but allowed the plaintiffs to file a revised class certification motion, which the plaintiffs filed in June 2013. The court denied the revised class certification motion in December 2013.  We intend to continue vigorously defending against the action.

In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers. Other defendants include Landis+Gyr AG (acquired by Toshiba Corporation), Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc. This lawsuit alleges infringement of United States Patent Nos. 5,388,101, 5,481,546, and 5,592,491 by certain networking technology and services that we and the other defendants provide. We filed amended answers, affirmative defenses and counterclaims in August 2012,

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 2012, October 2012 and November 2012 denying the plaintiff’s allegations and asserting that plaintiff’s patents are invalid. The trial has been scheduled for June 2014. All of the other named defendants in the case have settled with EON. We believe that we have meritorious defenses to EON’s allegations and intend to continue vigorously defending against the action.

In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company (“OG&E”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company meters with our wireless modules.  We have agreed with General Electric Company to contribute to the indemnification and defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, which the court ruled upon in June 2013. A hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013. We believe that OG&E has meritorious defenses to TransData’s allegations, and together with OG&E and General Electric Company intend to vigorously defend against the action.

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

During the year ended December 31, 2013, the Company recorded an immaterial charge related to certain legal proceedings described above. Other than for the matters that the Company has recognized in the consolidated financial statements, it has not recorded any amounts for contingent losses associated with the matters described above based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

We are directly involved with various unresolved legal actions and claims, and are indirectly involved with proceedings by administrative bodies such as public utility commissions, arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such legal actions and claims, individually or in the aggregate, would have a material effect on our consolidated financial statements. There are many uncertainties associated with any litigation or claim, and we cannot be certain that these actions or other third-party claims will be resolved without costly litigation, fines and/or substantial settlement payments. If that occurs, our business, financial condition and results of operations could be materially and adversely affected. If information becomes available that causes us to determine that a loss in any of our pending litigation matters, claims or settlements is probable, and a reasonable estimate of the loss associated with such events can be made, we will record the estimated loss at that time.

Customer Performance and Other Commitments

Certain customer agreements require us to obtain letters of credit or surety bonds in support of our obligations under such arrangements. These letters of credit or surety bonds typically provide a guarantee to the customer for future performance, which usually covers the deployment phase of a contract and may on occasion cover the operations and maintenance phase of service contracts.  We have available a line of credit with a bank, which provides for advances and the issuance of letters of credit of up to $50 million.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or ourselves.  These letters of credit or guarantee instruments are related to performance guarantees, facility leases and workers compensation insurance.  These letters of credit are subject to compliance with financial covenants and other customary conditions to borrowings. As of March 31, 2014 we were in compliance with the financial covenants in the credit agreement.  As

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of March 31, 2014 and December 31, 2013, we had a total of $5.8 million and $9.8 million, respectively, of standby letters of credit issued under the credit facility with a financial institution, of which $0.6 million (A$0.6 million) and $0.6 million (A$0.6 million), respectively, were denominated in Australian dollars.

As of March 31, 2014, we had a $15.0 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

Our contracts with customers and meter manufacturers typically contain provisions that could result in payments or other liabilities related to late or improper delivery of products, services, installations or operations or failure to meet product or performance specifications or other product defects. Any payments made to customers pursuant to the terms of these provisions are recorded as reductions of deferred revenue.

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

Customers and Meter Manufacturers. Our contracts with customers and meter manufacturers typically provide indemnification for claims filed by third parties alleging that our products and services sold to the customer or manufacturer infringe or misappropriate any patent, copyright, trademark or other intellectual property right. Refer to the discussion above under the heading “Legal Contingencies” for a description of certain matters involving our indemnification obligations.

In our customer contracts, we also typically provide an indemnification for third-party claims resulting from death, personal injury or property damage caused by the negligence or willful misconduct of our employees and agents in connection with the performance of certain contracts.

Under our customer and meter manufacturer indemnities, we typically agree to defend the customer or meter manufacturer, as the case may be, from such claims, and pay any resulting costs, damages and attorneys’ fees awarded against the indemnified party with respect to such claims, provided that (a) the indemnified party promptly notifies us in writing of the claim, (b) the indemnified party provides reasonable assistance to us at our expense, and (c) we have sole control of the defense and all related settlement negotiations.

Insurance. We maintain various insurance coverages, subject to policy limits and certain conditions, that enable us to recover a portion of amounts paid by us in connection with our obligation to indemnify our customers and meter manufacturers. However, because our maximum liability associated with such indemnification obligations generally is not stated explicitly in the related agreements, and further because many states prohibit limitations of liability for such indemnified claims, the maximum potential amount of future payments we could be required to make under these indemnification provisions could significantly exceed insurance policy limits.

Historically, payments made by us under these indemnification provisions have not had a material effect on our results of operations, financial position or cash flows.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Stock-Based Compensation

Equity Incentive Plan and Employee Stock Purchase Plan

Our Board of Directors adopted the 2012 Equity Incentive Plan, or the 2012 Plan, which became effective on March 12, 2013 and serves as the successor to our 2003 Stock Option Plan, or the 2003 Plan. Pursuant to the 2012 Plan, 3,400,000 shares of our common stock were initially reserved for grant, plus (1) any shares that were reserved and available for issuance under the 2003 Plan at the time the 2012 Plan became effective, and (2) any shares that become available upon forfeiture or repurchase by us under the 2003 Plan and a stock option plan assumed in connection with a previous acquisition, will be reserved for issuance. Under the 2012 Plan, we may grant both incentive and non-statutory stock options, restricted stock and restricted stock units to employees, directors and service providers. We may grant options to purchase shares of common stock to employees, directors and service providers at prices not less than the fair market value at date of grant for both Incentive Stock Options, or ISOs, or Nonqualified Stock Options, or NQSOs. ISOs granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock must be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years. Restricted stock units, or RSUs, generally vest between two to four years. We have also granted to certain executive officers awards with performance and service-based conditions.  The potential shares to be awarded related to performance-based awards are derived from fiscal 2014 operating performance metrics which will be determined at the end of the year.  As of March 31, 2014 and December 31, 2013, there were 4.5 million and 2.5 million shares, respectively, of common stock reserved for future issuance under our stock plan.

Our Board of Directors adopted the 2012 Employee Stock Purchase Plan, or ESPP, which became effective on March 12, 2013, pursuant to which 400,000 shares of our common stock have been reserved for future issuance. Eligible employees can enroll and elect to contribute up to 15% of their compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration, with the exception of the initial offering period which commenced in March 2013 upon the date our IPO was declared effective and that ended on February 14, 2013.  The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$2,692	$6,724
Research and development	3,155	9,544
Sales and marketing	2,045	3,346
General and administrative	3,540	7,054
Stock-based compensation expense	$11,432	$26,668

The following table summarizes our stock option activity and related information for the three months ended March 31, 2014 (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2013	4,726	$11.18
Options granted	26	18.43
Options exercised	(93)	4.99
Options cancelled or expired	(32)	19.83
Balance at March 31, 2014	4,627	$12.00	6.20	$26,885
As of March 31, 2014:
Options vested and expected to vest	4,556	$11.89	6.15	$26,863
Options exercisable	3,437	$9.84	5.27	$26,352

The following table summarizes our restricted stock unit activity and related information for the three months ended March 31, 2014 (in thousands, except per share data):

	Restricted Stock
	Units Outstanding
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance at December 31, 2013	2,759	$19.14
Restricted stock units granted	268	17.23
Restricted stock units vested	(698)	17.64
Restricted stock units cancelled	(53)	19.23
Balance at March 31, 2014	2,276	$19.37

In March 2013, as approved by our Board of Directors, we modified certain stock options held by employees and directors to purchase 1,752,895 shares of our common stock with an exercise price of $34.90 per share or greater to reduce the exercise price to $17.00 per share, the IPO price. There were no changes to vesting terms or conditions. We incurred an incremental charge to stock-based compensation of $0.3 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively, and expect to incur $1.0 million of incremental stock-based compensation related to the modification over a weighted average period of 1.0 years.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2014, there was $46.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.

6. Income Taxes

Our provision for income taxes for the three months ended March 31, 2014 and March 31, 2013 reflects an effective tax rate of (2.2)% and (0.1)%, respectively, and primarily consists of foreign income and withholding taxes.

7. Subsequent Events

On May 6, 2014, the Company entered into an agreement to acquire 100% of the outstanding shares of StreetLight.Vision, a société à responsabilité limitée incorporated under the laws of France, which provides street light control and management software. The purchase price is approximately $8.8 million in cash, and the transaction is expected to close in the second quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, the following discussion contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly the section entitled “Risk Factors.”

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

Financial Overview

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. For the three months ended March 31, 2014, product revenue represented 64% and service revenue represented 36% of our total revenue.

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

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments of our advanced metering solution. In the three months ended March 31, 2014, the deployments for Singapore Power, Progress Energy, and CHED represented 23%, 15%,  and 15% of our revenue, respectively.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as amortization of acquired intangibles. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount was 617 as of March 31, 2014.

Research and Development

Research and development expense represents the largest component of our operating expenses and consists primarily of:

•	compensation, benefits and stock-based compensation provided to our hardware and software engineering personnel, as well as facility costs and other related overhead;
•	cost of prototypes and test equipment relating to the development of new products and the enhancement of existing products; and
•	fees for design, testing, consulting, legal and other related services.

We expense our research and development costs as they are incurred.

Sales and Marketing

Sales and marketing expense consists primarily of:

•	compensation, benefits, sales commissions and stock-based compensation provided to our sales, marketing and business development personnel, as well as facility costs and other related overhead;
•	marketing programs, including expenses associated with industry events, trade shows; and
•	travel costs.

General and Administrative

General and administrative expense consists primarily of:

•	compensation, benefits and stock-based compensation provided to our executive, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead; and
•	fees paid for professional services, including legal, tax and accounting services.

Key Non-GAAP Financial Measures

We believe that our results of operations under GAAP, when considered in isolation, may only provide limited insight into the performance of our business in any given period. As a result, we manage our business, make planning decisions, evaluate our performance and allocate resources by assessing non-GAAP measures such as non-GAAP revenue, cost of non-GAAP revenue, gross profit on non-GAAP revenue, and adjusted EBITDA, in addition to other financial measures presented in accordance with GAAP. We believe that these non-GAAP measures offer valuable supplemental information regarding the performance of our business, and will help investors better understand the sales volumes, and gross margin and profitability trends, as well as the cash flow characteristics, of our business. These non-GAAP measures should not be considered in isolation from, are not a substitute for, and do not purport to be an alternative to revenue, cost of revenue, gross profit (loss), net income (loss) or any other performance measure derived in accordance with GAAP.

Non-GAAP revenue represents amounts invoiced for products for which ownership, typically evidenced by title and risk of loss, has transferred or services that have been provided to the customer, and for which payment is expected to be made in accordance with normal payment terms. Non-GAAP revenue excludes amounts for undelivered products, services to be performed in the future, and amounts paid or payable to customers. Non-GAAP revenue is initially recorded as deferred revenue and is recognized as revenue when all revenue recognition criteria have been met under our accounting policies.  We reconcile revenue to non-GAAP revenue by adding revenue to the change in deferred revenue in a given period.

To date, a substantial portion of our non-GAAP revenue is attributable to a limited number of customer deployments of our advanced metering solution. In the three months ended March 31, 2014,  the deployments for

Baltimore Gas and Electric Company, Florida Power and Light Company, Commonwealth Edison Company, and Virginia Power and Electric Company represented 23%,  12%, 10%,  and 10% of our non-GAAP revenue, respectively.

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

The non-GAAP financial measures set forth below for the three months ended March 31, 2014 and 2013 have been derived from our condensed consolidated financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Three Months Ended
	March 31,
	2014	2013
	(unaudited, in thousands, except for percentages)
Non-GAAP revenue(1)	$71,850	$73,771
Cost of non-GAAP revenue(2)	50,302	52,220
Gross profit on non-GAAP revenue(3)	$21,548	$21,551
Gross margin on non-GAAP revenue	30%	29%
Adjusted EBITDA(4)	$(6,909)	$(6,584)

(1)The following table reconciles revenue to non-GAAP revenue:

	Three Months Ended
	March 31,
	2014	2013
	(unaudited, in thousands)
Revenue, net	$44,229	$53,703
Change in deferred revenue, net of foreign currency translation	27,621	20,068
Non-GAAP revenue	$71,850	$73,771

 (2)The following table reconciles cost of revenue to cost of non-GAAP revenue:

	Three Months Ended
	March 31,
	2014	2013
	(unaudited, in thousands)
Cost of revenue	$32,785	$43,569
Change in deferred cost of revenue, net of foreign currency translation	20,257	15,423
Less: Stock-based compensation included in cost of revenue	(2,692)	(6,724)
Less: Amortization of intangibles included in cost of revenue	(48)	(48)
Cost of non-GAAP revenue	$50,302	$52,220

 (3)The following table reconciles gross profit (loss) to gross profit on non-GAAP revenue:

	Three Months Ended
	March 31,
	2014	2013
	(unaudited, in thousands)
Gross profit	$11,444	$10,134
Change in deferred revenue, net of foreign currency translation	27,621	20,068
Change in deferred cost of revenue, net of foreign currency translation	(20,257)	(15,423)
Stock-based compensation included in cost of revenue	2,692	6,724
Amortization of intangibles included in cost of revenue	48	48
Gross profit on non-GAAP revenue	$21,548	$21,551
Gross margin on non-GAAP revenue	30%	29%

 (4)The following table reconciles net income (loss) to adjusted EBITDA:

	Three Months Ended
	March 31,
	2014	2013
	(unaudited, in thousands)
Net loss	$(27,807)	$(64,366)
Change in deferred revenue, net of foreign currency translation	27,621	20,068
Change in deferred cost of revenue, net of foreign currency translation	(20,257)	(15,423)
Other (income) expense, net	37	24,728
Provision for income taxes	599	64
Depreciation and amortization	1,466	1,677
Stock-based compensation	11,432	26,668
Adjusted EBITDA	$(6,909)	$(6,584)

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

Results of Operations and Other Financial Measures

The following table sets forth our condensed consolidated results of operations for the periods shown:

	Three Months Ended
	March 31,
	2014	2013
	(unaudited, in thousands)
Revenue, net	$44,229	$53,703
Cost of revenue	32,785	43,569
Gross profit	11,444	10,134

Operating expenses:
Research and development	17,725	25,119
Sales and marketing	9,223	10,453
General and administrative	11,667	14,136
Total operating expenses	38,615	49,708
Operating loss	(27,171)	(39,574)

Other income (expense), net:	(37)	(24,728)

Loss before income taxes	(27,208)	(64,302)
Provision for income taxes	599	64
Net loss	$(27,807)	$(64,366)

Revenue

The following table sets forth our revenue for the periods shown:

	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited, in thousands)
Product revenue	$28,227	$41,720	$(13,493)
Service revenue	16,002	11,983	4,019
Revenue, net	$44,229	$53,703	$(9,474)

Of the $44.2 million total revenue recognized in the three months ended March 31, 2014,  71%, or $31.3 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2014, and 29%, or $12.9 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2014. Revenue from our advanced metering, and demand-side management and distribution automation solutions represented  90% and  10%, respectively, of total revenue for the three months ended March 31, 2014.

Of the $53.7 million total revenue recognized in the three months ended March 31, 2013, 88%, or $47.2 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2013, and 12%, or $6.5 million, was due to the receipt of a customer acceptance of initial phase of deployment of our networking platform and solutions during 2013. Revenue from our advanced metering, and demand-side management and distribution automation solutions represented 84% and 16%, respectively, of total revenue for the three months ended March 31, 2013.

Product Revenue. The $13.5 million decrease in product revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was due to lower acceptance volumes and changes in product mix.

Service Revenue. The $4.0 million increase in service revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to an increase of $4.3 million for services associated with the receipt of customer acceptances for initial phases of deployment of our networking platform and solutions.  Revenue from managed services and SaaS and professional services represented 17% and 19%, respectively, of total revenue for the three months ended March 31, 2014 and 8% and 14%, respectively, of total revenue for the three months ended March 31, 2013.

We anticipate that revenue will be lower sequentially in the three months ended June 30, 2014 and year-over-year for the three and six months ended June 30, 2014, and will fluctuate from period to period for the remainder of 2014 and beyond, and may lead to gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Non-GAAP Revenue

The following table sets forth our non-GAAP revenue for the periods shown:

	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited, in thousands)
Non-GAAP revenue	$71,850	$73,771	$(1,921)

The $1.9 million decrease in non-GAAP revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was due to a decrease of $4.2 million from lower volumes partially offset by changes in product mix and an increase of $2.3 million in service revenue.

Non-GAAP revenue from our advance metering solution and demand-side management and distribution automation solutions represented 87% and 13%, respectively, for the three months ended March 31, 2014, and 93% and 7%, respectively, for the three months ended March 31, 2013.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 73%, 14%, and 13%, respectively, of total non-GAAP revenue for the three months ended March 31, 2014, and 76%, 12% and 12%, respectively, for the three months ended March 31, 2013.

We anticipate that non-GAAP revenue will be lower sequentially for the three months ended June 30, 2014 and year-over-year for the three and six months ended June 30, 2014 primarily due to continued effect of the long and unpredictable sales cycles of our existing and potential customers.

Cost of Revenue and Gross Profit

The following table sets forth our cost of revenue and gross profit (loss) for the periods shown:

	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited, in thousands)
Product cost of revenue	$17,915	$25,743	$(7,828)
Service cost of revenue	14,870	17,826	(2,956)
Cost of revenue	$32,785	$43,569	$(10,784)

Product gross profit (loss)	$10,312	$15,977	$(5,665)
Service gross profit (loss)	1,132	(5,843)	6,975
Gross profit	$11,444	$10,134	$1,310

Product Cost of Revenue. The $7.8 million decrease in product cost of revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to a decrease of $7.8 million from lower volumes and changes in product mix and a decrease of $1.0 million in stock-based compensation  in cost of revenue, partially offset by an increase of $1.3 million in warranty expense primarily due to changes in estimates related to cost estimates and, to a lesser extent, product field reliability experience for pre-existing warranties.

Service Cost of Revenue. The $3.0 million decrease in service cost of revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was due to a decrease in stock-based compensation related to our IPO.

Changes in our service cost of revenue are disproportionate to changes in our service revenue because we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred, as described under “Financial Overview—Cost of Revenue and Gross Profit (Loss)” above.  In addition, we may incur gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Cost of Non-GAAP Revenue and Gross Profit on Non-GAAP Revenue

The following table sets forth our cost of non-GAAP revenue for the periods shown:

	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited, in thousands)
Cost of non-GAAP revenue	$50,302	$52,220	$(1,918)

Cost of non-GAAP revenue decreased by $1.9 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to a decrease of $2.0 million from lower volumes partially offset by changes in product mix.

The following table sets forth our gross profit and gross margin on non-GAAP revenue for the periods shown:

	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited, in thousands)
Gross profit on non-GAAP revenue	$21,548	$21,551	$(3)
Gross margin on non-GAAP revenue	30%	29%

Gross profit and gross margin on non-GAAP revenue were relatively flat during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited, in thousands)
Research and development	$17,725	$25,119	$(7,394)
Sales and marketing	9,223	10,453	(1,230)
General and administrative	11,667	14,136	(2,469)
Operating expenses	$38,615	$49,708	$(11,093)

Personnel-related expenses represent the most significant component of our operating expenses and decreased from period to period. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate continued spending in future periods in order to execute our long-term business plan. In addition, the timing of additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue.

Stock-based compensation in operating expenses was lower by $11.2 million during the three months ended March 31, 2014 due to higher stock-based compensation during the three months ended March 31, 2013 as a result of our IPO.

Research and Development. The $7.4 million decrease in research and development expense for the three months ended March 31, 2014 was primarily due to a decrease of $6.4 million in stock-based compensation and $0.7 million in outside services.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products. Accordingly, we expect research and development expense to increase in future periods and remain the largest component of our operating expenses.

Sales and Marketing. The $1.2 million decrease in sales and marketing expense for the three months ended March 31, 2014 was primarily due to a decrease of $1.3 million in stock-based compensation.

We expect sales and marketing expense to increase in future periods as we hire new personnel and increase our global marketing and sales activities.

General and Administrative. The $2.5 million decrease in general and administrative expense for the three months ended March 31, 2014 was primarily due to a decrease of $3.5 million in stock-based compensation, partially offset by an increase of $0.6 million in outside services.

Operating Income (Loss)

The following gtable sets forth our operating loss for the periods shown:

	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited, in thousands)
Operating loss	$(27,171)	$(39,574)	$12,403

Operating income (loss) consists of gross profit less operating expenses. The $12.4 million decrease in operating loss for the three months ended March 31, 2014 was due to a decrease of $11.1 million in operating expenses and an increase of $1.3 million in gross profit.

We expect to continue to incur operating losses in future periods as we continue to invest in our growth.

Other Income (Expense), Net

The following table sets forth our other income (expense), net, for the periods shown:

	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited, in thousands)
Interest income (expense), net	$(37)	$(1,052)	$1,015
Conversion of promissory notes and remeasurement of warrants and derivatives	—	(23,676)	23,676
Other income (expense), net	$(37)	$(24,728)	$24,691

Other income (expense), net, decreased for the three months ended March 31, 2014 primarily due to the $22.9 million loss on conversion of convertible promissory notes, $0.8 million loss on termination of warrants, and $0.9 million of interest expense on our convertible promissory notes, all of which were related to our IPO and were recorded during the three months ended March 31, 2013.

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

Net Income (Loss)

The following table sets forth our net income (loss) for the periods shown:

	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited, in thousands)
Net loss	$(27,807)	$(64,366)	$36,559

Net income (loss) consists of operating income (loss) plus other income (expense), net, less provision for income taxes. The $36.6 million decrease in net loss for the three months ended March 31, 2014 was primarily due to the $12.4 million decrease in operating loss and $24.7 million decrease in other income (expense), net.

For the three months ended March 31, 2013, we recorded a non-cash deemed dividend of $105.0 million related to anti-dilution provisions of certain shares of preferred stock that were triggered by the IPO.

We expect to continue to incur net losses in future periods as we continue to invest in our growth.

Liquidity and Capital Resources

As of March 31, 2014 we had $78.5 million in cash and cash equivalents and $62.0 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $18.4 million of foreign government and agencies securities as of March 31, 2014. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada. None of the securities deemed sovereign debt was from Greece, Ireland, Italy, Portugal or Spain.

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

Prior to fiscal 2013, we funded our operations primarily through private sales of equity securities and debt financing. In March 2013, we completed our IPO in which we issued and sold 5,462,500 shares of common stock at a public offering price of $17.00 per share. We received net proceeds of $84.5 million after deducting underwriting discounts and commissions of $6.5 million and paid offering costs of $1.9 million, but before deducting previously paid and unpaid offering expenses of approximately $4.5 million. Our convertible notes converted into 3,764,954 shares of common stock.  We paid $12.0 million in consideration for the termination of certain preferred stock warrants of a related party.    Concurrently with our IPO, we issued and sold in a private placement with a related party 705,881 shares of common stock at the IPO price of $17.00 per share and we received net proceeds of $12.0 million.

We have available a line of credit with a bank, which provides for advances and the issuance of letters of credit of up to $50 million. As of March 31, 2014, there were no borrowings outstanding under the credit agreement; however, $5.8 million of letters of credit were outstanding, leaving $44.2 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of March 31, 2014 we were in compliance with the financial covenants in the credit agreement.

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

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended
	March 31,
	2014	2013	Change
	(unaudited, in thousands)
Cash used in operating activities	$(3,260)	$(8,913)	$5,653
Cash used in investing activities	(630)	(1,323)	693
Cash (used in) provided by financing activities	(214)	79,944	(80,158)

Cash Flows from Operating Activities

Cash flows used in operating activities totaled $3.3 million during the three months ended March 31, 2014, primarily as a result of a net loss of $27.8 million, which was partially offset by non-cash stock-based compensation of $11.4 million, the change in our operating assets and liabilities of $11.0 million, and depreciation and amortization of $1.5 million.

Cash flows used in operating activities totaled $8.9 million during the three months ended March 31, 2013, primarily as a result of a net loss of $64.4 million, which was partially offset by non-cash stock-based compensation of $26.7 million, non-cash loss on conversion of convertible promissory notes and termination of warrants of $23.7 million, the change in our operating assets and liabilities of $3.0 million, and depreciation and amortization of $1.7 million. During the three months ended March 31, 2013, the changes in operating assets and liabilities were primarily driven by an increase in deferred revenue of $20.7 million and a decrease in accounts receivable of $6.5 million, partially offset by increases in deferred cost of revenue of $15.4 million and inventory of $4.6 million, and changes in accrued liabilities and accounts payable of $3.5 million.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $0.6 million during the three months ended March 31, 2014, primarily as a result of $18.5 million in proceeds from sales and maturities of short-term investments, $17.4 million in purchases of short-term investments, and  $1.7 million in purchases of property and equipment for the three months ended March 31, 2014.

Cash flows used in investing activities totaled $1.3 million during the three months ended March 31, 2013,  primarily as a result of $1.3 million in purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $0.2 million during the three months ended March 31, 2014 as a result of $4.4 million for taxes paid related to the net share settlement of equity awards, payments on capital leases of $0.4 million, offset by $4.6 million in proceeds from our employee stock purchase program and the exercise of stock options.

Cash flows provided by financing activities totaled $79.9 million during the three months ended March 31, 2013, primarily as a result of $86.2 million in net proceeds from the sale of 5,462,500 shares of common stock in our IPO, $12.0 million proceeds from the sale of 705,881 shares of common stock in a private placement, partially offset by the payment of $12.0 million payment for the termination of certain Series A and Series C preferred stock warrants, and $5.9 million for taxes paid related to the net share settlement of equity awards.

Concentration of Credit Risk

We typically extend credit to our customers and meter manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of March 31, 2014, Baltimore Gas and Electric Company and Commonwealth Edison Company accounted for 20% and 11%, respectively, of our accounts receivable. As of December 31, 2013, Baltimore Gas and Electric Company, Landis+Gyr AG (acquired by Toshiba Corporation), Commonwealth Edison Company, and Virginia Electric and Power Company accounted for 26%, 11%, 10%, and 10%, respectively, of our accounts receivable.

To date, we have not had any significant write-offs of uncollectable accounts receivable, and there was no allowance for doubtful accounts as of March 31, 2014 and December 31, 2013.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of March 31, 2014, our financial guarantees that were not recorded on our balance sheet consisted of $5.8 million of standby letters of credit and $15.0 million of surety bonds related to performance guarantees, facility leases, and workers compensation insurance.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Fixed Income Securities

Our fixed income investment portfolio is denominated in U.S. dollars and consists of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. A sensitivity analysis was performed on our investment portfolio as of March 31, 2014. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes; however, interest rates do not always move in such a manner and actual results may differ materially. A shift in the yield curve of 100 basis points would have resulted in a change of less than  1% of the fair value of our fixed income securities.

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the bank’s prime interest rate plus an additional margin. As of March 31, 2014, we had not drawn on this credit facility. Our capital leases do not change based on changes in market interest rates.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars and Brazilian real. Consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the three months ended March 31, 2014 and March 31, 2013.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item  1.Legal Proceedings.

We were named in a lawsuit filed in September 2010 in the Superior Court of the State of California, San Mateo County (Edwards v. Silver Spring Networks). The lawsuit claims to be a “class action” on behalf of California consumers, and alleges that smart meters are defective and generate incorrect bills. We filed a motion to dismiss this case and, in September 2011, the San Mateo Superior Court granted our motion without leave to amend as to two of the plaintiffs’ causes of action and with leave to amend as to a third claim. In February 2012, the plaintiffs filed an amended complaint, to which we filed an answer denying the plaintiffs’ allegations in May 2012. In August 2012, the plaintiffs filed a second amended complaint, and in September 2012, we filed a demurrer to one of the two claims asserted in the second amended complaint, which was overruled by the court. In November 2012, the plaintiffs filed a motion for class certification. In April 2013, the court denied the class certification motion without prejudice, but allowed the plaintiffs to file a revised class certification motion, which the plaintiffs filed in June 2013. The court denied the revised class certification motion in December 2013. We intend to continue vigorously defending against the action.

In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers. Other defendants include Landis+Gyr AG (acquired by Toshiba Corporation), Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc. This lawsuit alleges infringement of United States Patent Nos. 5,388,101, 5,481,546, and 5,592,491 by certain networking technology and services that we and the other defendants provide. We filed amended answers, affirmative defenses and counterclaims in August 2012, September 2012, October 2012 and November 2012 denying the plaintiff’s allegations and asserting that plaintiff’s patents are invalid. The trial has been scheduled for June 2014. All of the other named defendants in the case have settled with EON. We believe that we have meritorious defenses to EON’s allegations and intend to continue vigorously defending against the action.

In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company (“OG&E”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company meters with our wireless modules.  We have agreed with General Electric Company to contribute to the indemnification and defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, which the court ruled upon in June 2013. A hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013. We believe that OG&E has meritorious defenses to TransData’s allegations, and together with OG&E and General Electric Company intend to vigorously defend against the action.

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

In addition to the matters described above, from time to time we may be subject to other legal proceedings and claims in the ordinary course of business.  We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. We may, from time to time, also be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, compliance or other matters.  Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party rights or to establish our rights. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.

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

We have incurred significant losses to date, with an accumulated deficit of $645.1 million as of March 31, 2014. For the three months ended March 31, 2014, and the years ended December 31, 2013, 2012, and 2011, we incurred net loss of $(27.8) million, $(66.8) million, $(89.7) million, and $(92.4) million, respectively. We expect these losses to continue. We may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, non-GAAP revenue and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. While our revenue and non-GAAP revenue have increased in recent periods, there can be no assurances that our revenue and non-GAAP revenue will continue to increase or will not decrease on a quarterly or annual basis. For example, we had lower revenue and non-GAAP revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and lower revenue and non-GAAP revenue for the three months ended March 31, 2014 compared to the three months ended December 31, 2013. We expect revenue, non-GAAP revenue, non-GAAP gross margin and adjusted EBITDA to fluctuate from period to period throughout 2014 and beyond. We also expect operating losses in certain future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Key Non-GAAP Financial Measures”  above.

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

•	the ability of our suppliers and manufacturers to deliver supplies and products to us on a timely basis;
•	delays associated with government funding programs for smart grid projects;
•	delays in regulatory approvals for our customers and customer deployments;
•	political and consumer sentiment and the related impact on the scope and timing of smart grid and smart city deployments; and
•	economic, regulatory and political conditions in the markets where we operate or anticipate operating.

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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of March 31, 2014 and December 31, 2013, we had $552.3 million and $524.7 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

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

A substantial majority of our revenue, non-GAAP revenue and cash flow depends on relatively large sales to a limited number of customers. The combination of lengthy sales cycles and relatively large sales to a small number of customers increases the risk of quarterly fluctuations in our non-GAAP revenue, revenue and operating results. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above for further information regarding customer concentration. Our master purchase and service agreements, or MSAs, do not impose purchase obligations on our customers until we have received a purchase order or agreed to a statement of work. Further, the MSAs are typically subject to termination for any reason, including for convenience following a specified notice period. We expect that a limited number of customers will continue to account for a substantial portion of our revenue and non-GAAP revenue in future periods. Changes in the business requirements, vendor selection, or purchasing behavior of our customers could significantly decrease our sales. In addition, our MSAs are complex, often requiring close coordination with our customers over extended preparation and deployment periods and involving large-scale delivery of our products and services. From time to time we have experienced and may in the future experience challenges in satisfying our customers throughout these preparation and deployment periods regarding all aspects of our performance. Additionally, we have, in the past, received correspondence from customers claiming that there have been deficiencies in our timeliness and coordination regarding hardware, software and services for deployment, and requesting that we remedy the deficiencies noted. If we are unable to address customers’ concerns, we could be required to pay penalties, liquidated damages or other expenses, the customer could terminate our MSA and our reputation could be damaged. Additionally, delays in customer deployments have in the past, and could in the future, affect our results of operations. For example, regulatory uncertainties previously delayed the timing of Commonwealth Edison Company’s deployment. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

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

Our products are complex and may contain defects or experience failures due to any number of issues in design, materials, deployment and/or use. If any of our products contain a defect, compatibility or interoperability issue or other error, we may have to devote significant time and resources to find and correct the issue. Such efforts could divert the attention of our management team and other relevant personnel from other important tasks. We have in the past experienced product defects due to a faulty component supplied by a third-party, and recorded significant costs associated with warranty claims, write-offs of returned products and customer repair programs implemented as a result. A product defect, product recall or a significant number of product returns could: be expensive; damage our reputation and relationships with our customers and third-party vendors; result in property damage or physical injury; result in the loss of business to competitors; and result in litigation against us. Costs associated with field replacement labor, hardware replacement, re-integration with third-party products, handling charges, correcting defects, errors and bugs, or other issues could be significant and could materially harm our financial results.

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

Our products and our customers are subject to federal, state, local and foreign laws and regulations. Laws and regulations applicable to us and our products govern, among other things, the manner in which our products communicate, and the environmental impact and electrical reliability of our products. Additionally, our U.S. customers are often regulated by national, state and/or local bodies, including public utility commissions, the Department of Energy, the Federal Energy Regulatory Commission and other bodies. International customers are often subject to similar regulatory regimes. Prospective customers may be required to gain approval from any or all of these organizations prior to implementing our products and services, including specific permissions related to the cost recovery of these systems. Regulatory agencies may impose special requirements for implementation and operation of our products. We may incur material costs or liabilities in complying with government regulations applicable to us or our customers. In addition, potentially significant expenditures could be required in order to comply with evolving regulations and requirements that may be adopted or imposed on us or our customers in the future. Such costs could make our products less economical and could impact our customers’ willingness to adopt our products, which could materially and adversely affect our revenue, results of operations and financial condition.

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

Standards bodies, which are formal and informal associations that seek to establish voluntary, non-governmental product and technology standards, are influential in the United States and abroad. We participate in voluntary standards organizations in order to both help promote non-proprietary, open standards for interoperability with our products and prevent the adoption of exclusionary standards. However, we are not able to control the content of adopted voluntary standards and do not have the resources to participate in all voluntary standards processes that may affect our markets. Some of the standards bodies and alliances in which we participate may require that we license certain of our patent claims that are necessary or essential to practice a particular standard to other participants, including competitors who elect to produce products compliant with that standard. These obligations to license our necessary patent claims may allow our competitors to use our patents to develop and sell products that compete with our products without spending the time and expense that we incurred to develop the technology covered by the patents, thereby potentially reducing any time to market advantage we might have as a result of these patents. These obligations could also substantially restrict and may eliminate our ability to use our patents as a barrier to entry or as a significant source of revenue. Moreover, because the specifications for these industry standards are generally available to members of the applicable standards bodies and alliances for little or no cost, competitors might be able to more easily create products that compete with our products.

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

Several of the components used in our products come from sole, limited source or geographically concentrated suppliers, such as Analog Devices and Renesas Electronics America Inc. Additionally, our suppliers are not typically contractually obligated to supply us with components in minimum quantities or at predetermined prices over the long term. Accordingly, we may be vulnerable to price increases, component quality issues, financial, natural disasters, or other difficulties faced by our suppliers, causing shortages or interruptions in supply of components and materials, including components that have been or will be discontinued, which could cause us to delay shipments to our customers. For example, some of our key suppliers are located in Japan and their ability to timely provide us with the necessary components used in our products was compromised as a result of the catastrophic earthquake and tsunami in March 2011. To help address these issues, we may purchase quantities of these items that are in excess of our estimated requirements. As a result, we could be forced to record excess and obsolete inventory charges to provide for these excess quantities and we may also be subject to pricing risk or carrying charges, which could harm our operating results.

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

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. For example, we are currently engaged in litigation as further described in “Legal Proceedings” above.  In addition, we may be contractually obligated to indemnify our customers or other third parties that use or resell our products in the event our products are alleged to infringe a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license the alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2014, we had 62 issued patents and 82 patent applications pending in the United States and, in foreign jurisdictions, we had 105 patents granted and 119 patent applications pending, which are collectively based on 57 U.S. patent applications. Our patents expire at various times between 2015 and 2032. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the JOBS Act) enacted in April 2012, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before the end of that five-year period, we would cease to be an “emerging growth company” as of December 31 of that year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and, in the future, internal control over financial reporting. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for the year ending December 31, 2014 under Section 404(a) of the Sarbanes-Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our annual reports filed with the SEC, beginning for the year ending December 31, 2018, unless, under the JOBS Act, we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

Our cash equivalent and short-term investment portfolio as of March 31, 2014 consisted of $140.5 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2014, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of December 31, 2013, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

Prior to our IPO in March 2013, there had not been a public market for our common stock. If you purchase shares of our common stock, you may not be able to resell those shares at or above your purchase price. An active or liquid market in our common stock may not be sustainable. The trading prices of the securities of technology companies have been highly volatile and the trading price of our common stock has been and may continue to be volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue , non-GAAP revenue and other operating results or our backlog;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	delays in regulatory approvals for our customers and customer deployments;
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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended March 31, 2014, the closing price of our common stock on the New York Stock Exchange ranged from $15.50 to $23.50 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

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

As of March 31, 2014, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 30.6% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

**The certifications attached as Exhibit 32.1 and Exhibit 32.2 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on May 8, 2014.

SILVER SPRING NETWORKS, INC.

By:	/s/ Scott A. Lang
Scott A. Lang Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James P. Burns
James P. Burns Executive Vice President and Chief Financial Officer (Principal Financial Officer)