Form 10-Q
period 2014-06-30
SILVER SPRING NETWORKS INC
filed 2014-08-12
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 4, 2014, there were approximately 48,392,014 shares of the Registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,786	$82,596
Short-term investments	60,535	63,256
Accounts receivable	58,138	69,724
Inventory	4,567	4,350
Deferred cost of revenue	32,149	37,460
Prepaid expenses and other current assets	7,872	4,758
Total current assets	228,047	262,144

Property and equipment, net	12,606	12,364
Deferred cost of revenue, non-current	281,309	238,663
Deferred tax assets, non-current	1,204	1,613
Other long-term assets	11,121	1,567
Total assets	$534,287	$516,351

Total liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$27,661	$31,317
Accrued liabilities	23,107	21,282
Deferred revenue	91,360	111,293
Current portion of capital lease obligations	1,563	1,615
Deferred tax liability	1,176	1,176
Total current liabilities	144,867	166,683

Deferred revenue, non-current	483,746	413,360
Other liabilities	17,376	14,426

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued or outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock and additional paid-in capital, $0.001 par value, 1,000,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 48,380 and 47,384 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	557,894	539,013
Accumulated other comprehensive income	63	130
Accumulated deficit	(669,659)	(617,261)
Total stockholders’ deficit	(111,702)	(78,118)
Total liabilities and stockholders’ deficit	$534,287	$516,351

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Product revenue	$24,751	$47,996	$52,978	$89,716
Service revenue	16,856	55,514	32,858	67,497
Total revenue, net	41,607	103,510	85,836	157,213
Cost of revenue:
Product cost of revenue	13,414	39,565	31,329	65,308
Service cost of revenue	14,781	15,695	29,651	33,521
Total cost of revenue	28,195	55,260	60,980	98,829
Gross profit	13,412	48,250	24,856	58,384

Operating expenses:
Research and development	17,342	18,752	35,067	43,871
Sales and marketing	8,854	8,637	18,077	19,090
General and administrative	11,888	10,879	23,555	25,015
Total operating expenses	38,084	38,268	76,699	87,976
Operating income (loss)	(24,672)	9,982	(51,843)	(29,592)

Other income (expense), net:
Interest income (expense), net	85	(184)	48	(1,236)
Conversion of promissory notes and remeasurement of warrants and derivatives	—	—	—	(23,676)
Other income (expense), net	85	(184)	48	(24,912)
Income (loss) before income taxes	(24,587)	9,798	(51,795)	(54,504)
Provision for income taxes	4	328	603	392
Net income (loss)	$(24,591)	$9,470	$(52,398)	$(54,896)

Deemed dividend to convertible preferred stockholders	—	—	—	(105,000)
Net income (loss) attributable to common stockholders	$(24,591)	$9,470	$(52,398)	$(159,896)

Net income (loss) per share
Basic	$(0.51)	$0.20	$(1.09)	$(5.58)
Diluted	$(0.51)	$0.19	$(1.09)	$(5.58)
Weighted average shares used to compute net income (loss) per share
Basic	48,315	46,600	48,006	28,637
Diluted	48,315	48,997	48,006	28,637

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$(24,591)	$9,470	$(52,398)	$(54,896)
Other comprehensive income (loss):
Changes in foreign currency adjustment	(20)	60	(12)	107
Net unrealized holding gain (loss) on available for sale investments	20	—	(55)	—
Other comprehensive income (loss)	—	60	(67)	107
Comprehensive income (loss)	$(24,591)	$9,530	$(52,465)	$(54,789)

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(52,398)	$(54,896)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,933	3,366
Stock-based compensation	20,994	37,513
Conversion of promissory notes and remeasurement of warrants and derivatives	—	23,676
Other non-cash adjustments	1,026	1,452
Changes in operating assets and liabilities:
Accounts receivable	11,586	(13,183)
Inventory	(767)	(5,007)
Prepaid expenses and other current assets	(3,279)	(3,187)
Deferred cost of revenue	(37,335)	(23,073)
Other long-term assets	(235)	2,362
Accounts payable	(3,402)	7,373
Accrued liabilities	370	(538)
Customer deposits	104	(246)
Deferred revenue	50,103	2,666
Other liabilities	3,645	(1,239)
Net cash used in operating activities	(6,655)	(22,961)

Cash flows provided by (used in) investing activities:
Payment for business acquisition, net of cash and cash equivalents acquired	(8,750)	—
Proceeds from sales and maturities of short-term investments	42,058	—
Payment on purchases of short-term investments	(39,501)	—
Acquisitions of property, plant and equipment	(3,698)	(2,462)
Net cash used in investing activities	(9,891)	(2,462)

Cash flows provided by (used in) financing activities:
Payment upon termination of preferred stock warrants of a related party	—	(12,000)
Proceeds from initial public offering, net of offering costs	—	84,705
Proceeds from private placement of common stock with a related party	—	12,000
Payments on capital lease obligations	(748)	(944)
Proceeds from issuance of common stock, net of repurchases	4,747	190
Taxes paid related to net share settlement of equity awards	(5,263)	(6,204)
Net cash (used in) provided by financing activities	(1,264)	77,747

Net increase (decrease) in cash and cash equivalents	(17,810)	52,324
Cash and cash equivalents—beginning of period	82,596	72,646
Cash and cash equivalents—end of period	$64,786	$124,970

Supplemental cash flow information—cash paid for taxes	$226	$133
Supplemental cash flow information—cash paid for interest	$73	$151
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$270,725
Fair value of common stock issued on conversion of convertible promissory notes	$—	$79,441
Deferred offering costs not yet paid	$—	$474
Property and equipment acquired under capital lease	$—	$510

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

We believe our technology is particularly well suited for a range of other solutions across the broad category of “internet of things.” We are focused on critical infrastructure that requires similar networking performance as the current market we serve. Our first expansion beyond the power grid has been to city infrastructure, specifically networking street lights. We believe that by applying advanced networking technology, we can enable cities to achieve their goals of increasing energy and operating efficiency while improving quality of life. We expect to expand our offerings in this area as the market opportunity evolves.

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

Accounting Principles and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting period. Estimates are used for revenue and cost recognition, inventory valuation, warranty obligations, stock-based compensation, classification of current and non-current deferred revenue and deferred cost of revenue, intangible assets, income taxes and deferred income tax assets and associated valuation allowances. These estimates generally involve complex issues and require judgments, involve the analysis of historical and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

Inventory

Inventory is stated at the lower of cost or market.  Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Component parts	$452	$690
Finished goods	4,115	3,660
Inventory	$4,567	$4,350

Finished goods inventory included consigned inventory which totaled $3.5 million and $2.8 million as of June 30, 2014 and December 31, 2013, respectively.

Product Warranty

We provide warranties for substantially all of our products. Our standard warranty period extends from one to five years. We accrue for costs of standard warranty at the time of product shipment and record changes in estimates to warranty accruals when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product warranty obligation is presented as follows on the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2014	2013
Current warranty obligation—classified in accrued liabilities	$3,235	$2,985
Non-current warranty obligation—classified in other liabilities	3,446	3,104
	$6,681	$6,089

Product warranty activity was as follows (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Warranty obligation—beginning of period	$6,089	$6,316
Warranty expense for new warranties issued	335	907
Utilization of warranty obligation	(1,470)	(1,110)
Changes in estimates for pre-existing warranties	1,727	(118)
Warranty obligation—end of period	$6,681	$5,995

During the six months ended June 30, 2014 and 2013, we revised our estimated warranty liability to reflect changes in cost estimates and, to a lesser extent, product field reliability experience and recorded an increase (reduction) of product warranty liability and product cost of revenue of $1.7 million and $(0.1) million, respectively.

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

In certain customer arrangements, we have provided extended warranties for periods of up to 15 years following the initial standard warranty period. We recognize revenue associated with extended warranties over the extended warranty period when the extended warranty period commences. Costs associated with providing extended warranties are expensed as incurred during the extended warranty period. As of June 30, 2014 and December 31, 2013, we had deferred revenue associated with extended warranty arrangements of $0.5 million and $0.2 million,

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

respectively, included in other current liabilities, and $7.4 million and $7.1 million, respectively, included in other long-term liabilities on our condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency	Unrealized Gains
	Translation	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2013	$46	$84	$130
Other comprehensive income (loss) before reclassification	(12)	56	44
Amounts reclassified from AOCI	—	(111)	(111)
Other comprehensive loss	(12)	(55)	(67)
Balance as of June 30, 2014	$34	$29	$63

Other Long-Term Assets

Other long-term assets consisted of the following:

	June 30,	December 31,
	2014	2013
Acquired intangible assets, net	$4,364	$224
Goodwill	5,131	447
Prepaid expenses, deposits, and receivables, non-current	1,626	896
Other long-term assets	$11,121	$1,567

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued guidance related to revenue from contracts with customers,  which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$(24,591)	$9,470	$(52,398)	$(54,896)
Deemed dividend to convertible preferred stockholders	—	—	—	(105,000)
Net income (loss) available to common stockholders	$(24,591)	$9,470	$(52,398)	$(159,896)
Weighted average common shares outstanding—basic	48,315	46,600	48,006	28,637
Dilutive effect of employee equity incentive plans	—	2,342	—	—
Dilutive effect of warrants to purchase common stock	—	55	—	—
Weighted average common shares outstanding—diluted	48,315	48,997	48,006	28,637
Basic earnings (loss) per common share	$(0.51)	$0.20	$(1.09)	$(5.58)
Diluted earnings (loss) per common share	$(0.51)	$0.19	$(1.09)	$(5.58)

The following potential common shares outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee equity incentive plans	7,808	2,636	7,808	6,565
Warrants to purchase common stock	—	1	—	55
Total common stock equivalents	7,808	2,637	7,808	6,620

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$49,204	$—	$—	$49,204
Cash equivalents:
Money market mutual funds	15,582	—	—	15,582
Total cash equivalents	15,582	—	—	15,582
Short-term fixed income securities:
U.S. government and agency obligations	39,023	79	(7)	39,095
U.S. and foreign corporate debt securities	19,413	41	(12)	19,442
Foreign governments and multi-national agency obligations	2,001	—	(3)	1,998
Total short-term investments	60,437	120	(22)	60,535
Total cash, cash equivalents and short-term investments	$125,223	$120	$(22)	$125,321

	As of December 31, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$52,346	$—	$—	$52,346
Cash equivalents:
Money market mutual funds	30,250	—	—	30,250
Total cash equivalents	30,250	—	—	30,250
Short-term fixed income securities:
U.S. government and agency obligations	41,991	84	(21)	42,054
U.S. and foreign corporate debt securities	18,366	76	(1)	18,441
Foreign governments and multi-national agency obligations	2,764	—	(3)	2,761
Total short-term investments	63,121	160	(25)	63,256
Total cash, cash equivalents and short-term investments	$145,717	$160	$(25)	$145,852

As of June 30, 2014, approximately  43%, 40%, and 12% of our cash, cash equivalents, and short-term investments were held with three separate financial institutions.  As of December 31, 2013, approximately 41%, 34%, and 21% of our cash, cash equivalents, and short-term investments were held with three separate financial institutions.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments consisted of the following (in thousands):

	June 30, 2014		December 31, 2013
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$32,882	$32,903	$44,477	$44,474
Due after 1 year through 3 years	43,135	43,214	48,894	49,032
Total cash equivalents & short-term investments	$76,017	$76,117	$93,371	$93,506

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2014 and the year ended December 31, 2013.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2014, the fair value of these financial assets measured at fair value on a recurring basis was determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$15,582	$—	$—	$15,582
Total cash equivalents	15,582	—	—	15,582
Short-term investments:
U.S. Government and agency obligations	—	39,095	—	39,095
U.S. and foreign corporate debt securities	—	19,442	—	19,442
Foreign governments and multi-national agency obligations	—	1,998	—	1,998
Total short-term investments	—	60,535	—	60,535
Total assets measured at fair value	$15,582	$60,535	$—	$76,117

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

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the six months ended June 30, 2014, we did not recognize any other-than-temporary impairment loss.  The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of June 30, 2014		As of December 31, 2013
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. and foreign corporate debt securities	$12,911	$(12)	$4,247	$(1)
Foreign governments and multi-national agency obligations	4,072	(3)	2,761	(3)
U.S. government and agency obligations	1,998	(7)	12,566	(21)
Total	$18,981	$(22)	$19,574	$(25)

There were no investments with unrealized losses for a period in excess of 12 months.

4. Commitments and contingencies

Operating and Capital Leases

The future minimum commitments under our operating and capital leases were as follows (in thousands):

	June 30, 2014
	Operating Leases	Capital Leases
2014	$2,658	$860
2015	5,408	1,162
2016	4,198	112
2017	455	—
2018	466	—
2019 and thereafter	1,290	—
Net minimum lease payments	$14,475	2,134
Less amount representing interest		(107)
Present value of net minimum capital lease payments		$2,027

Legal Contingencies

We were named in a lawsuit filed in September 2010 in the Superior Court of the State of California, San Mateo County (Edwards v. Silver Spring Networks). The lawsuit claims to be a “class action” on behalf of California consumers, and alleges that smart meters are defective and generate incorrect bills. We filed a motion to dismiss this case and, in September 2011, the San Mateo Superior Court granted our motion without leave to amend as to two of the plaintiffs’ causes of action and with leave to amend as to a third claim. In February 2012, the plaintiffs filed an amended complaint, to which we filed an answer denying the plaintiffs’ allegations in May 2012. In August 2012, the plaintiffs filed a second amended complaint, and in September 2012, we filed a demurrer to one of the two claims asserted in the second amended complaint, which was overruled by the court. In November 2012, the plaintiffs filed a motion for class certification. In April 2013, the court denied the class certification motion without prejudice, but allowed the plaintiffs to file a revised class certification motion, which the plaintiffs filed in June 2013. The court denied the revised class certification motion in December 2013.  In June 2014, we entered into a general release and individual settlement agreement with the plaintiffs to dismiss the lawsuit against us.  Under the terms of the settlement agreement, we agreed to pay an immaterial one-time settlement payment in exchange for the dismissal with prejudice of the pending claims against us and a general release of claims.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Patent Nos. 5,388,101, 5,481,546, and 5,592,491 (the “EON Patents”) by certain networking technology and services that we and the other defendants provide. We filed amended answers, affirmative defenses and counterclaims in August 2012, September 2012, October 2012 and November 2012 denying the plaintiff’s allegations and asserting that plaintiff’s patents are invalid.  All of the other named defendants in the case settled with EON prior to trial, which was held in June 2014.  Following the trial, the jury determined that we had infringed certain, but not all, of the claims under the EON Patents, and returned a verdict against us in the amount of $18.8 million.  However, the jury also determined that there was insufficient evidence to support EON’s allegation of willful infringement and granted our motion to dismiss that claim.  In June 2014, we filed post-trial motions with the District Court seeking, among other things, a judgment as a matter of law to set aside the jury verdict, or in the alternative a new trial.  EON disclosed in its post-trial motions that it is seeking pre-judgment interest and attorneys’ fees.  We expect post-trial motions to be heard later this year, however the judge has not yet set a date for deciding these motions. All of the EON Patents are expired and therefore EON is not seeking, and there is no possibility that EON may recover, any additional sums as royalties for our sales of products going forward.  We believe that the evidence and the law do not support the jury’s findings of infringement, validity, and the award of damages.  Moreover, we believe that we have meritorious defenses to EON’s allegations and legitimate grounds for appeal and intend to continue vigorously defending against the action, including exercising all options available to us through the appeals process if necessary.  Consequently, as of June 30, 2014, we had not accrued any liability in our financial statements for this lawsuit as we do not believe a loss is probable.  Due to the inherent uncertainty in predicting the ultimate outcome of the post-trial motions and the appeals process, we believe it is reasonably possible that this legal proceeding could result in a material loss that ranges from $0 to $18.8 million.  In continuing to assess the impact of this jury verdict on our financial statements, we will continue to evaluate the status and outcome of post-trial motions and the likelihood of a successful appeal.

In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company (“OG&E”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company meters with our wireless modules.  We have agreed with General Electric Company to contribute to the indemnification and defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, which the court ruled upon in June 2013. A hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013. We believe that OG&E has meritorious defenses to TransData’s allegations, and, together with OG&E and General Electric Company, intend to vigorously defend against the action.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or ourselves.  These letters of credit or guarantee instruments are related to performance guarantees, facility leases and workers compensation insurance.  These letters of credit are subject to compliance with financial covenants and other customary conditions to borrowings. As of June 30, 2014, we were in compliance with the financial covenants in the credit agreement.  As of June 30, 2014 and December 31, 2013, we had a total of $6.0 million and $9.8 million, respectively, of standby letters of credit issued under the credit facility with a financial institution, of which $0.6 million (A$0.6 million) and $0.6 million (A$0.6 million), respectively, were denominated in Australian dollars.

As of June 30, 2014, we had a $15.0 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

notifies us in writing of the claim, (b) the indemnified party provides reasonable assistance to us at our expense, and (c) we have sole control of the defense and all related settlement negotiations.

Insurance. We maintain various insurance coverage policies, subject to policy limits and certain conditions that enable us to recover a portion of amounts paid by us in connection with our obligation to indemnify our customers and meter manufacturers. However, because our maximum liability associated with such indemnification obligations generally is not stated explicitly in the related agreements, and further because many states prohibit limitations of liability for such indemnified claims, the maximum potential amount of future payments we could be required to make under these indemnification provisions could significantly exceed insurance policy limits.

Historically, payments made by us under these indemnification provisions have not had a material effect on our results of operations, financial position or cash flows.

5. Stock-Based Compensation

Equity Incentive Plan and Employee Stock Purchase Plan

Our Board of Directors adopted the 2012 Equity Incentive Plan, or the 2012 Plan, which became effective on March 12, 2013 and serves as the successor to our 2003 Stock Option Plan, or the 2003 Plan. Pursuant to the 2012 Plan, 3,400,000 shares of our common stock were initially reserved for grant, plus (1) any shares that were reserved and available for issuance under the 2003 Plan at the time the 2012 Plan became effective, and (2) any shares that become available upon forfeiture or repurchase by us under the 2003 Plan and a stock option plan assumed in connection with a previous acquisition, will be reserved for issuance. Under the 2012 Plan, we may grant both incentive and non-statutory stock options, restricted stock and restricted stock units to employees, directors and service providers. We may grant options to purchase shares of common stock to employees, directors and service providers at prices not less than the fair market value at date of grant for both Incentive Stock Options, or ISOs, or Nonqualified Stock Options, or NQSOs. ISOs granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock must be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years. Restricted stock units, or RSUs, generally vest between two to four years. We have also granted to certain executive officers awards with performance and service-based conditions.  The potential shares to be awarded related to performance-based awards are derived from fiscal 2014 operating performance metrics which will be determined at the end of the year.  As of June 30, 2014 and December 31, 2013, there were 3.3 million and 2.5 million shares, respectively, of common stock reserved for future issuance under our stock plan.

Our Board of Directors adopted the 2012 Employee Stock Purchase Plan, or ESPP, which became effective on March 12, 2013, pursuant to which 400,000 shares of our common stock have been reserved for future issuance. Eligible employees can enroll and elect to contribute up to 15% of their compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration, with the exception of the initial offering period, which commenced in March 2013 upon the date our IPO was declared effective and that ended on February 14, 2014.  The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$1,930	$2,531	$4,622	$9,255
Research and development	2,694	3,607	5,850	13,151
Sales and marketing	1,754	1,526	3,799	4,872
General and administrative	3,184	3,181	6,723	10,235
Stock-based compensation expense	$9,562	$10,845	$20,994	$37,513

The following table summarizes our stock option activity and related information for the six months ended June 30, 2014 (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2013	4,726	$11.88
Options granted	695	14.88
Options exercised	(166)	3.93
Options cancelled or expired	(80)	18.39
Balance at June 30, 2014	5,175	$12.44	6.20	$18,096
As of June 30, 2014:
Options vested and expected to vest	5,069	$12.34	6.12	$18,090
Options exercisable	3,577	$10.51	4.96	$18,064

The following table summarizes our restricted stock unit activity and related information for the three months ended June 30, 2014 (in thousands, except per share data):

	Restricted Stock
	Units Outstanding
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance at December 31, 2013	2,759	$19.14
Restricted stock units granted	785	13.42
Restricted stock units vested	(871)	17.36
Restricted stock units cancelled	(158)	18.46
Balance at June 30, 2014	2,515	$17.65

In March 2013, as approved by our Board of Directors, we modified certain stock options held by employees and directors to purchase 1,752,895 shares of our common stock with an exercise price of $34.90 per share or greater to reduce the exercise price to $17.00 per share, the IPO price. There were no changes to vesting terms or conditions. As a result of the modification to these stock options, we incurred an incremental charge to stock-based compensation of $0.6 million and $4.1 million for the six months ended June 30, 2014 and 2013,

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

respectively, and expect to incur $0.7 million of incremental stock-based compensation over a weighted average period of  0.8 years.

As of June 30, 2014, there was $31.5 million and $13.9 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to options and RSUs, respectively, which are expected to be recognized over a weighted-average period of 3.1 and 2.1 years, respectively.

6. Income Taxes

Our provision for income taxes for the three months ended June 30, 2014 and 2013 reflects an effective tax rate of (0.0)% and 3.3%, respectively.  Our provision for income taxes for the three months ended June 30, 2014 consists primarily of withholding taxes, offset by a tax benefit related to foreign losses, while our provision for income taxes for the three months ended June 30, 2013 consisted primarily of foreign income and withholding taxes.  Our provision for income taxes for the six months ended June 30, 2014 and 2013 reflects an effective tax rate of (1.2)% and (0.7)%, respectively, and consists primarily of foreign income and withholding taxes.

7. Business Acquisition

On May 6, 2014, we entered into a purchase agreement to acquire 100% of the outstanding shares of Streetlight.Vision (“SLV”), a company incorporated under the laws of France, which provides street light control and management software. On May 23, 2014, we completed the acquisition of SLV, a société par actions simplifiée, and paid approximately $8.8 million in cash, of which $2.6 million was deposited in an escrow account to satisfy indemnification claims that we may have for a period 24 months pursuant to the terms of the purchase agreement.  If there remains more than $1.3 million in the escrow account 12 months after the completion of the acquisition after taking into account any pending indemnification claims, such amount over $1.3 million shall be paid to the SLV shareholders.  The remaining $1.3 million shall be paid to the SLV shareholders after the conclusion of the 24-month period, subject to any pending indemnification claims.

In accordance with ASC 805, Business Combinations, the acquisition of SLV was recorded as a purchase business acquisition since SLV was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to net assets acquired at their fair values. The results of operations of SLV, which are not material as of the six months ended June 30, 2014, are included in our consolidated financial results.

The $8.8 million total consideration was preliminarily allocated primarily to $4.7 million, $4.3 million, and $0.5 million of goodwill, intangible assets, and net deferred tax liabilities, respectively.

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

Overview

We have over ten years of experience creating, building and successfully deploying large scale networks and solutions enabling the “internet of things” for critical infrastructure. The “internet of things” refers to a system where a diversity of physical devices has the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading smart grid network by applying advanced networking technology and solutions to the power grid. We have recently broadened beyond the smart grid to networking other critical infrastructure such as street lights, which enables smarter and more efficient cities.

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

We believe our technology is particularly well suited for a range of other solutions across the broad category of the “internet of things.” We are focused on critical infrastructure that requires similar networking performance as the current market we serve. Our first expansion beyond the power grid has been in  city infrastructure, specifically networking street lights. We believe that by applying advanced networking technology, we can enable cities to achieve their goals of increasing energy and operating efficiency while improving quality of life. We expect to expand our offerings in this area as the market opportunity evolves.

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

Financial Overview

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. For the six months ended June 30, 2014, product revenue represented 62% and service revenue represented 38% of our total revenue.    For the six months ended June 30, 2014 and 2013, we shipped 0.9 million and 0.5 million endpoints, respectively.  We have shipped 19.1 million cumulative endpoints since inception.

Our product revenue is derived from sales of hardware such as communications modules, access points, relays and bridges, and software. To date, in our typical customer deployments, we have sold our communications modules to third party device manufacturers and our other hardware and software products directly to our customers.  In such sales of communications modules to third party device manufacturers, we only record revenue related to the communications modules which is pursuant to a contractual relationship between us and the third party device manufacturer.  However, in some cases, we have sold third-party devices such as meters integrated with our communications modules directly to our customers.  In those circumstances where we sell third party devices directly to our customers, we recognize the sale on a gross basis as we are acting as principal.  Whether our customer purchases the third party device from us or the third party device manufacturer is dependent on the nature and extent of the business relationship our customer has with the third party device manufacturer and how our customer prefers to manage their deployment.

Our service revenue includes fees for professional services, managed services and SaaS, and ongoing customer support.  Our professional services revenue for the six months ended June 30, 2014 and 2013 was $16.8 million and $25.4 million, respectively.  Our managed and SaaS services revenue for the six months ended June 30, 2014 and 2013 were $16.1 million and $42.1 million, respectively.

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments of our advanced metering solution. In the six months ended June 30, 2014,  the deployments for Progress Energy, Singapore PowerAssets Ltd, Pacific Gas and Electric Company (“PG&E”), and OG&E represented 26%, 14%, 11%, and 11% of our revenue, respectively.

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

Cost of Revenue and Gross Profit

Product cost of revenue consists of contract manufacturing costs, including raw materials, component parts and associated freight, and normal yield loss in the period in which we recognize the related revenue. In addition, product cost of revenue includes compensation, benefits and stock-based compensation provided to our supply chain management personnel, overhead and other direct costs, which are recognized in the period in which we recognize the related revenue. Further, we recognize certain costs, including logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence, warranty obligations, lower of cost or market adjustments to inventory, and amortization of intangibles, in the period in which they are incurred or can be reasonably estimated. We record a lower of cost or market adjustment in instances where the selling price of the products delivered or expected to be delivered is less than cost. We also include the cost of third-party devices in cost of revenue in instances when our customers contract with us directly for such devices. In accordance with our accounting policies, we recognize product cost of revenue in the periods we recognize the related revenue.

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

Our gross profit varies from period to period based on the volume, average selling prices, and mix of products and services recognized as revenue, as well as product and service costs, expense for warranty obligations, and inventory write-downs. The timing of revenue recognition and related costs, which depends primarily on customer acceptance, can fluctuate significantly from period to period and have a material impact on our gross profit and gross margin results.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as amortization of acquired intangibles. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount was 639 as of June 30, 2014.

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

To date, a substantial portion of our non-GAAP revenue is attributable to a limited number of customer deployments of our advanced metering solution. In the six months ended June 30, 2014,  the deployments for Baltimore Gas and Electric Company and Commonwealth Edison Company represented  18% and 14% of our non-GAAP revenue, respectively.

Each of these total non-GAAP revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to our third party device manufacturers, as well as direct invoices to our customers.

Recurring non-GAAP revenue per endpoint on a trailing twelve month basis as of June 30, 2014 and 2013 was $2.07 per endpoint and $2.14 per endpoint, respectively.

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

The non-GAAP financial measures set forth below for the three and six months ended June 30, 2014 and 2013 have been derived from our condensed consolidated financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited, in thousands, except for percentages)
Non-GAAP revenue(1)	$63,604	$86,451	$135,454	$160,222
Cost of non-GAAP revenue(2)	43,018	60,444	93,320	112,664
Gross profit on non-GAAP revenue(3)	$20,586	$26,007	$42,134	$47,558
Gross margin on non-GAAP revenue	32%	30%	31%	30%
Adjusted EBITDA(4)	$(8,547)	$(2,306)	$(15,456)	$(8,890)

(1)The following table reconciles revenue to non-GAAP revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited, in thousands)
Revenue, net	$41,607	$103,510	$85,836	$157,213
Change in deferred revenue, net of foreign currency translation	21,997	(17,059)	49,618	3,009
Non-GAAP revenue	$63,604	$86,451	$135,454	$160,222

(2)The following table reconciles cost of revenue to cost of non-GAAP revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited, in thousands)
Cost of revenue	$28,195	$55,260	$60,980	$98,829
Change in deferred cost of revenue, net of foreign currency translation	16,801	7,763	37,058	23,186
Less: Stock-based compensation included in cost of revenue	(1,930)	(2,531)	(4,622)	(9,255)
Less: Amortization of intangibles included in cost of revenue	(48)	(48)	(96)	(96)
Cost of non-GAAP revenue	$43,018	$60,444	$93,320	$112,664

(3)The following table reconciles gross profit to gross profit on non-GAAP revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited, in thousands, except for percentages)
Gross profit	$13,412	$48,250	$24,856	$58,384
Change in deferred revenue, net of foreign currency translation	21,997	(17,059)	49,618	3,009
Change in deferred cost of revenue, net of foreign currency translation	(16,801)	(7,763)	(37,058)	(23,186)
Stock-based compensation included in cost of revenue	1,930	2,531	4,622	9,255
Amortization of intangibles included in cost of revenue	48	48	96	96
Gross profit on non-GAAP revenue	$20,586	$26,007	$42,134	$47,558
Gross margin on non-GAAP revenue	32%	30%	31%	30%

(4)The following table reconciles net income (loss) to adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited, in thousands)
Net income (loss)	$(24,591)	$9,470	$(52,398)	$(54,896)
Change in deferred revenue, net of foreign currency translation	21,997	(17,059)	49,618	3,009
Change in deferred cost of revenue, net of foreign currency translation	(16,801)	(7,763)	(37,058)	(23,186)
Other (income) expense, net	(85)	184	(48)	24,912
Provision for income taxes	4	328	603	392
Depreciation and amortization	1,467	1,689	2,933	3,366
Legal settlements	(100)	—	(100)	—
Stock-based compensation	9,562	10,845	20,994	37,513
Adjusted EBITDA	$(8,547)	$(2,306)	$(15,456)	$(8,890)

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

Results of Operations and Other Financial Measures

The following table sets forth our condensed consolidated results of operations for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited, in thousands)
Revenue, net	$41,607	$103,510	$85,836	$157,213
Cost of revenue	28,195	55,260	60,980	98,829
Gross profit	13,412	48,250	24,856	58,384

Operating expenses:
Research and development	17,342	18,752	35,067	43,871
Sales and marketing	8,854	8,637	18,077	19,090
General and administrative	11,888	10,879	23,555	25,015
Total operating expenses	38,084	38,268	76,699	87,976
Operating income (loss)	(24,672)	9,982	(51,843)	(29,592)

Other income (expense), net:	85	(184)	48	(24,912)

Loss before income taxes	(24,587)	9,798	(51,795)	(54,504)
Provision for income taxes	4	328	603	392

Net income (loss)	$(24,591)	$9,470	$(52,398)	$(54,896)

Revenue

The following table sets forth our revenue for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)
Product revenue	$24,751	$47,996	$(23,245)	$52,978	$89,716	$(36,738)
Service revenue	16,856	55,514	(38,658)	32,858	67,497	(34,639)
Revenue, net	$41,607	$103,510	$(61,903)	$85,836	$157,213	$(71,377)

Of the $41.6 million total revenue recognized in the three months ended June 30, 2014, 97%, or $40.5 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to the three months ended June 30, 2014, and 3%, or $1.1 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during the three months ended June 30, 2014. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented  81% and  19%, respectively, of total revenue for the three months ended June 30, 2014.

Of the $103.5 million total revenue recognized in the three months ended June 30, 2013, 89%, or $92.6 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to the three months ended June 30, 2013, and 11%, or $10.9 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during the three months ended June 30, 2013. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented 94% and 6%, respectively, of total revenue for the three months ended June 30, 2013.

Of the $85.8 million total revenue recognized in the six months ended June 30, 2014, 80%, or $69.0 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to the six months ended June 30, 2014, and 20%, or $16.8 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during the six months ended June 30, 2014. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented  86%  and  14%,  respectively, of total revenue for the six months ended June 30, 2014.

Of the $157.2 million total revenue recognized in the six months ended June 30, 2013, 93%, or $146.3 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to the six months ended June 30, 2013, and 7%, or $10.9 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during the six months ended June 30, 2013. Revenue from our advanced metering solution and demand-side management and distribution automation solutions represented 91% and 9%, respectively, of total revenue for the six months ended June 30, 2013.

Product Revenue. The $23.2 million decrease in product revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to a decrease of $29.3 million related to lower volume, offset by increases related to product mix.

The $36.7 million decrease in product revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to a decrease of $50.5 million related to lower volume, offset by increases related to product mix.

Service Revenue. The $38.7 million decrease in service revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to $41.6 million resulting from the recognition of services revenue during the three months ended June 30, 2013 that was previously deferred subject to contingency provisions for a customer.  Revenue from managed and SaaS services and professional services represented 20% and 21%, respectively, of total revenue for the three months ended June 30, 2014 and 19% and 20%, respectively, of total revenue for the three months ended June 30, 2013.

The $34.6 million decrease in service revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to $41.6 resulting from the recognition of services revenue during the six months ended June 30, 2013 that was previously deferred subject to contingency provisions for a customer,  partially offset by an increase of $7.0 million for services associated with the receipt of customer acceptances for follow-on phases of deployment of our networking platform and solutions. Revenues from managed and SaaS services and professional services represented 20% and 21%, respectively, of total revenue for the six months ended June 30, 2014, and 19% and 20%, respectively, of total revenue for the six months ended June 30, 2013.

We anticipate that revenue will be lower sequentially in the three months ended September 30, 2014 and year-over-year for the three and nine months ended September 30, 2014, and will fluctuate from period to period for the remainder of 2014 and beyond, and may lead to gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Non-GAAP Revenue

The following table sets forth our non-GAAP revenue for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)
Non-GAAP revenue	$63,604	$86,451	$(22,847)	$135,454	$160,222	$(24,768)

The $22.8 million decrease in non-GAAP revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was due to decreases of $19.2 million and $5.1 million related to changes in product mix and lower volumes, respectively, partially offset by an increase of $0.8 million in service billings.

Non-GAAP revenue from our advance metering solution and demand-side management and distribution automation solutions represented 81% and 19%, respectively, for the three months ended June 30, 2014, and 88% and 12%, respectively, for the three months ended June 30, 2013.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 67%, 17%, and 16%, respectively, of total non-GAAP revenue for the three months ended June 30, 2014, and 76%, 11% and 13%, respectively, for the three months ended June 30, 2013.

The $24.8 decrease in non-GAAP revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was due to decreases of $17.3 million and $11.2 million related to changes in mix and lower volumes, respectively,  partially offset by an increase of $3.1 million in service billings.

Non-GAAP revenue from our advance metering solution and demand-side management and distribution automation solutions represented 84% and 16%, respectively, for the six months ended June 30, 2014, and 90% and 10%, respectively, for the six months ended June 30, 2013.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 70%, 15%, and 15%, respectively, of total non-GAAP revenue for the six months ended June 30, 2014, and 76%, 11% and 13%, respectively, for the six months ended June 30, 2013.

We anticipate that non-GAAP revenue will be lower year-over-year for the three and nine months ended September 30, 2014 primarily due to continued effect of the long and unpredictable sales cycles of our existing and potential customers.

Cost of Revenue and Gross Profit

The following table sets forth our cost of revenue and gross profit for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)
Product cost of revenue	$13,414	$39,565	$(26,151)	$31,329	$65,308	$(33,979)
Service cost of revenue	14,781	15,695	(914)	29,651	33,521	(3,870)
Cost of revenue	$28,195	$55,260	$(27,065)	$60,980	$98,829	$(37,849)

Product gross profit (loss)	$11,337	$8,431	$2,906	$21,649	$24,408	$(2,759)
Service gross profit (loss)	2,075	39,819	(37,744)	3,207	33,976	(30,769)
Gross profit	$13,412	$48,250	$(34,838)	$24,856	$58,384	$(33,528)

Product Cost of Revenue. The $26.2 million decrease in product cost of revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to a decrease of $24.3 million from lower volumes.

The $34.0 million decrease in product cost of revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was due to a  decrease of $42.0 million related to a decrease in volumes, partially offset by an increase related to higher costs and product mix.

Service Cost of Revenue. The $0.9 million decrease in service cost of revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to a $0.5 million decrease in stock-based compensation related to our IPO.

The $3.9 million decrease in service cost of revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to a decrease of $3.5 million in stock-based compensation related to our IPO.

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

Cost of Non-GAAP Revenue and Gross Profit on Non-GAAP Revenue

The following table sets forth our cost of non-GAAP revenue for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)
Cost of non-GAAP revenue	$43,018	$60,444	$(17,426)	$93,320	$112,664	$(19,344)

Cost of non-GAAP revenue decreased by $17.4 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to decreases of $15.3 million and $5.5 million related to lower volumes and product mix, respectively, partially offset by an increase of $3.4 million related to higher costs.

Cost of non-GAAP revenue decreased by $19.3 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to decreases of $16.4 million and $5.8 million related to product mix and lower volumes, respectively, partially offset by an increase of $2.9 million related to higher costs.

The following table sets forth our gross profit and gross margin on non-GAAP revenue for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands, except for percentages)
Gross profit on non-GAAP revenue	$20,586	$26,007	$(5,421)	$42,134	$47,558	$(5,424)
Gross margin on non-GAAP revenue	32%	30%		31%	30%

Gross profit on non-GAAP revenue decreased by $5.4 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to a decrease of $5.4 million due to lower volumes.

Gross profit on non-GAAP revenue decreased by $5.4 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to a decrease of $14.1 million related to changes in product mix, partially offset by an increase of $10.1 million related to higher volumes.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)
Research and development	$17,342	$18,752	$(1,410)	$35,067	$43,871	$(8,804)
Sales and marketing	8,854	8,637	217	18,077	19,090	(1,013)
General and administrative	11,888	10,879	1,009	23,555	25,015	(1,460)
Operating expenses	$38,084	$38,268	$(184)	$76,699	$87,976	$(11,277)

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

Stock-based compensation in operating expenses was lower by $0.7 million during the three months ended June 30, 2014 due to higher stock-based compensation during the three months ended June 30, 2013 as a result of our IPO.  Stock-based compensation in operating expenses was lower by $11.9 million during the six months ended June 30, 2014 due to higher stock-based compensation for equity instruments vested upon our IPO during the six months ended June 30, 2013.

Research and Development. The $1.4 million decrease in research and development expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to decrease of $0.9 million and $0.4 million in stock-based compensation and payroll compensation expense, respectively.

The $8.8 million decrease in research and development expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to decreases of $7.3 million and $0.7 million in stock-based compensation and outside services, respectively.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products.

Sales and Marketing. The $0.2 million increase in sales and marketing expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to an increase of $0.2 million in stock-based compensation.

The $1.0 million decrease in sales and marketing expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily due to a decrease of $1.1 million in stock-based compensation.

General and Administrative. The $1.0 million increase in general and administrative expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was due to increases of $0.9 million in legal expenses and acquisition costs for the acquisition of SLV and $0.4 million in cash compensation,  partially offset by a decrease of $0.3 million in travel expenses.

The $1.5 million decrease in general and administrative expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to a $3.5 million decrease in stock-based compensation, partially offset by increases of $1.4 million and $0.5 million in outside services and payroll compensation, respectively.

Operating Income (Loss)

The following table sets forth our operating loss for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)
Operating income (loss)	$(24,672)	$9,982	$(34,654)	$(51,843)	$(29,592)	$(22,251)

The approximately $34.7 million increase in operating loss for the three months ended June 30, 2014 as compared to the operating income for the three months ended June 30, 2013 was due to a decrease of $34.8 million in gross profit, offset by a decrease of $0.2 million in operating expenses.

The approximately $22.3 million increase in operating loss for the six months ended June 30, 2014 as compared to the six months ended June 30, 2014 was due to a decrease of $33.5 million in gross profit, offset by a decrease of $11.3 million in operating expenses.

 Other Income (Expense), Net

The following table sets forth our other income (expense), net, for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)
Interest income (expense), net	$85	$(184)	$269	$48	$(1,236)	$1,284
Conversion of promissory notes and remeasurement of warrants and derivatives	—	—	—	—	(23,676)	23,676
Other income (expense), net	$85	$(184)	$269	$48	$(24,912)	$24,960

Other income (expense), net, was higher for the six months ended June 30, 2014 primarily due to the $22.9 million loss on conversion of convertible promissory notes, $0.9 million of interest expense on our convertible promissory notes, and $0.8 million loss on termination of warrants, all of which were related to our IPO and were recorded during the six months ended June 30, 2013.

Net Income (Loss)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)
Net income (loss)	$(24,591)	$9,470	$(34,061)	$(52,398)	$(54,896)	$2,498

The approximately $34.1 million decrease in net income (loss) for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to a decrease of $34.7 million in operating loss, offset by a increase of $0.3 million in other income, net.

The approximately $2.5 million increase in net loss for the six months ended June 30, 2014 as compared to the six months ended June 30, 2014 was due to a decrease of $22.3 million in operating loss, offset by an increase of $25.0 million in other income, net.

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

Liquidity and Capital Resources

As of June 30, 2014 we had $64.8 million in cash and cash equivalents and $60.5 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $4.1 million of foreign government and agencies securities as of June 30, 2014. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada. None of the securities deemed sovereign debt was from Greece, Ireland, Italy, Portugal or Spain.

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

We have available a line of credit with a bank, which provides for advances and the issuance of letters of credit of up to $50 million. As of June 30, 2014, there were no borrowings outstanding under the credit agreement; however, $6.0 million of letters of credit were outstanding, leaving $44.0 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of June 30, 2014 we were in compliance with the financial covenants in the credit agreement.

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

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	June 30,
	2014	2013	Change
	(unaudited, in thousands)
Cash used in operating activities	$(6,655)	$(22,961)	$16,306
Cash used in investing activities	(9,891)	(2,462)	(7,429)
Cash (used in) provided by financing activities	(1,264)	77,747	(79,011)

Cash Flows from Operating Activities

Cash flows used in operating activities totaled $6.7 million during the six months ended June 30, 2014, primarily as a result of a net loss of $52.4 million, which was partially offset by the change in our operating assets and liabilities of $21.9 million, non-cash stock-based compensation of $21.0 million,  and depreciation and amortization of $2.9 million.

Cash flows used in operating activities totaled $23.0 million during the six months ended June 30, 2013, primarily as a result of a net loss of $54.9 million and the change in our operating assets and liabilities of $34.1 million,  which were partially offset by non-cash stock-based compensation expense of $37.5 million, non-cash loss on conversion of convertible promissory notes and termination of warrants of $23.7 million, and depreciation and amortization of $3.4 million.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $9.9 million during the six months ended June 30, 2014, primarily as a result of $ $39.5 million in purchases of short-term investments, $8.8 million for the acquisition of Streetlight.Vision, and $3.7 million in purchases of property and equipment, partially offset by $42.1 million in proceeds from sales and maturities of short-term investments.

Cash flows used in investing activities totaled $2.5 million during the six months ended June 30, 2013,  primarily as a result of purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $1.3 million during the six months ended June 30, 2014 primarily as a result of $5.3 million for taxes paid related to the net share settlement of equity awards, partially offset by $4.7 million in proceeds from our employee stock purchase program and the exercise of stock options.

Cash provided by financing activities totaled $77.8 million during the six months ended June 30, 2013 and consisted primarily of $84.7 million in net proceeds from the sale of 5,462,500 shares of common stock in our IPO, $12.0 million proceeds from the sale of 705,881 shares of common stock in a private placement, partially offset by the payment of $12.0 million payment for the termination of certain Series A and Series C preferred stock warrants, and $6.2 million for taxes paid related to the net share settlement of equity awards.

Concentration of Credit Risk

We typically extend credit to our customers and meter manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of June 30, 2014, Commonwealth Edison Company and PG&E accounted for 14% and 12%, respectively, of our accounts receivable. As of December 31, 2013, Baltimore Gas and Electric Company, Landis+Gyr AG (acquired by Toshiba Corporation), Commonwealth Edison Company, and Virginia Electric and Power Company accounted for 26%, 11%, 10%, and 10%, respectively, of our accounts receivable.

To date, we have not had any significant write-offs of uncollectable accounts receivable, and there was no allowance for doubtful accounts as of June 30, 2014 and December 31, 2013.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of June 30, 2014, our financial guarantees that were not recorded on our balance sheet consisted of $44.0 million of standby letters of credit and $15.0 million of surety bonds related to performance guarantees, facility leases, and workers compensation insurance.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience, anticipated future trends and other assumptions we believe to be reasonable under the circumstances. Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Fixed Income Securities

Our fixed income investment portfolio is denominated in U.S. dollars and consists of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. A sensitivity analysis was performed on our investment portfolio as of June 30, 2014. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes; however, interest rates do not always move in such a manner and actual results may differ materially. A shift in the yield curve of 100 basis points would have resulted in a change of less than 2% of the fair value of our fixed income securities.

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the bank’s prime interest rate plus an additional margin. As of June 30, 2014, we had not drawn on this credit facility. Our capital leases do not change based on changes in market interest rates.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars and Brazilian real. Consequently, we are subject to foreign currency exchange risk on our customer billings denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the six months ended June 30, 2014 and June 30, 2013.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item  1.Legal Proceedings.

We were named in a lawsuit filed in September 2010 in the Superior Court of the State of California, San Mateo County (Edwards v. Silver Spring Networks). The lawsuit claims to be a “class action” on behalf of California consumers, and alleges that smart meters are defective and generate incorrect bills. We filed a motion to dismiss this case and, in September 2011, the San Mateo Superior Court granted our motion without leave to amend as to two of the plaintiffs’ causes of action and with leave to amend as to a third claim. In February 2012, the plaintiffs filed an amended complaint, to which we filed an answer denying the plaintiffs’ allegations in May 2012. In August 2012, the plaintiffs filed a second amended complaint, and in September 2012, we filed a demurrer to one of the two claims asserted in the second amended complaint, which was overruled by the court. In November 2012, the plaintiffs filed a motion for class certification. In April 2013, the court denied the class certification motion without prejudice, but allowed the plaintiffs to file a revised class certification motion, which the plaintiffs filed in June 2013. The court denied the revised class certification motion in December 2013. In June 2014, we entered into a general release and individual settlement agreement with the plaintiffs to resolve this matter.  Under the terms of the settlement agreement, we agreed to pay an immaterial one-time settlement payment in exchange for the dismissal with prejudice of the pending claims against us and a general release of claims.

In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers. Other defendants include Landis+Gyr AG (acquired by Toshiba Corporation), Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc. This lawsuit alleges infringement of United States Patent Nos. 5,388,101, 5,481,546, and 5,592,491 by certain networking technology and services that we and the other defendants provide. We filed amended answers, affirmative defenses and counterclaims in August 2012, September 2012, October 2012 and November 2012 denying the plaintiff’s allegations and asserting that plaintiff’s patents are invalid.  All of the other named defendants in the case settled with EON prior to trial, which was held in June 2014.  Following the trial, the jury determined that we had infringed certain, but not all, of the claims under the EON Patents, and returned a verdict against us in the amount of $18.8 million.  However, the jury also determined that there was insufficient evidence to support EON’s allegation of willful infringement and granted our motion to dismiss that claim.  In June 2014, we filed post-trial motions with the District Court seeking, among other things, a judgment as a matter of law to set aside the jury verdict, or in the alternative a new trial.  EON disclosed in its post-trial motions that it is seeking pre-judgment interest and attorneys’ fees.  We expect post-trial motions to be heard later this year, however the judge has not yet set a date for deciding these motions. All of the EON Patents are expired and therefore EON is not seeking, and there is no possibility that EON may recover, any additional sums as royalties for our sales of products going forward.  We believe that the evidence and the law do not support the jury’s findings of infringement, validity, and the award of damages.  Moreover, we believe that we have meritorious defenses to EON’s allegations and legitimate grounds for appeal and intend to continue vigorously defending against the action, including exercising all options available to us through the appeals process if necessary.  Consequently, as of June 30, 2014, we had not accrued any liability in our financial statements for this lawsuit as we do not believe a loss is probable.  Due to the inherent uncertainty in predicting the ultimate outcome of the post-trial motions and the appeals process, we believe it is reasonably possible that this legal proceeding could result in a material loss that ranges from $0 to $18.8 million.  In continuing to assess the impact of this jury verdict on our financial statements, we will continue to evaluate the status and outcome of post-trial motions and the likelihood of a successful appeal.

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

We have incurred significant losses to date, with an accumulated deficit of $669.7 million as of June 30, 2014. For the six months ended June 30, 2014 and the years ended December 31, 2013, 2012, and 2011, we incurred net loss of $52.4 million, $66.8 million, $89.7 million, and $92.4 million, respectively. We expect these losses to continue. We may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, non-GAAP revenue and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. While our revenue and non-GAAP revenue have increased in recent periods, there can be no assurances that our revenue and non-GAAP revenue will continue to increase or will not decrease on a quarterly or annual basis. For example, we had lower revenue and non-GAAP revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 and lower revenue and non-GAAP revenue for the three months ended June 30, 2014 compared to the three months ended March 31, 2014. We expect revenue, non-GAAP revenue, non-GAAP gross margin and adjusted EBITDA to fluctuate from period to period throughout 2014 and beyond. We also expect operating losses in certain future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Key Non-GAAP Financial Measures”  above.

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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of June 30, 2014 and December 31, 2013, we had $575.1 million and $524.7 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

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

We cannot guarantee that our total backlog or order backlog will result in actual non-GAAP revenue or revenue in the originally anticipated period or at all. In addition, the contracts reflected in our total backlog and order backlog may not generate margins equal to or better than our historical operating results. We have a short history of tracking total backlog and order backlog on a consistent basis as performance measures and as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our total backlog and order backlog. Our customer contracts are typically structured as master purchase and service agreements, or MSAs, under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our customers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past and may in the future cause us to extend the deployment schedule or make modifications under customer contracts. For example, regulatory uncertainties previously delayed the timing of Commonwealth Edison Company’s deployment. In addition, under our MSAs, our customers generally have the right to terminate the MSA for any reason, including for their sole convenience, a material breach or insolvency on our part or their inability to obtain required regulatory approval. The occurrence of such adjustments or terminations could materially reduce the amount of, or delay the fulfillment of, our total and order backlog. If our total backlog or order backlog fails to materialize as expected, we could experience a material reduction in future non-GAAP revenue, revenue, operating results or cash flow.

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

Our international growth and future success also depend on the availability of radio spectrum that is compatible with our products or on our ability to develop products that use alternative communications technology, such as Gen4, our next-generation networking technology, which is available to customers in some products today and supports cellular communications, with more products coming to market as we continue to integrate it with products from additional device partners. In Australia, we primarily use unlicensed spectrum in the 915-928 MHz band with relatively minimal modifications needed to our products.  In Europe, the European Telecommunications Standards Institute (ETSI), the pan-European spectrum coordinator, has designated spectrum in the 870-876MHz band for unlicensed use in applications such as those provided by us.  However, each EU member state must implement this allocation independently, and we were required to make relatively minimal modifications to our products to operate within the designated spectrum.  Additionally, we have sought rights and sought to certify our products for use using a variety of spectrum in New Zealand, Singapore, Brazil, the UK and a number of other markets, however we may not be granted such rights or certifications in all countries.  In many other countries, there may not be spectrum available or we may be required to obtain a license to operate in a frequency band that is not immediately compatible with our products. Licenses to appropriate spectrum in these countries may be unavailable or only available at unreasonably high prices. Similarly, in the event that we were only able to obtain a license in a different frequency band, the cost of modifying or redesigning our products to make them compatible with available spectrum could be significant or even cost-prohibitive. Alternatively, if we are not able to obtain available spectrum on financially advantageous terms, we may not be able to compete without investing in alternative communication technology. Moreover, interference caused by others who do not comply with regulatory or statutory requirements could further limit the availability of spectrum that is compatible with our products. If limitations on the availability of spectrum or the cost of making necessary modifications or investments in new technology preclude us from selling our products in markets outside of the United States, our growth, prospects, financial condition and results of operations could be materially and adversely affected.

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

As we continue to expand our business and evolve our technology, we may face unexpected challenges in the deployment and operation of our technology.

The smart grid and smart city market is still expanding and involves rapidly changing technology, which requires us to continue to expand our business and evolve our technology. The current generation of our networking platform and solutions has only been developed in the last several years and continues to evolve. Deploying and operating our technology is a complex endeavor. As the size, complexity and scope of our deployments have expanded, we have been able to test product performance at a greater scale and in a variety of new geographic settings and environmental conditions. These larger deployments have presented a number of unforeseen operational and technical challenges, which in some cases have caused delays and required us to commit significant resources to address these challenges. As the number, size and complexity of our deployments grow, we may continue to encounter unforeseen operational, technical and other challenges, some of which could cause significant delays, trigger contractual penalties, result in unanticipated expenses, and/or damage to our reputation, each of which could materially and adversely affect our business, financial condition and results of operations.

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

Our reliance on our contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply. Any manufacturing disruption by our contract manufacturers could impair our ability to fulfill orders and warranty repair obligations. We may be unable to manage our relationships with our contract manufacturers effectively as they may experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations or otherwise fail to meet our future requirements for timely delivery. Similarly, to the extent that our contract manufacturers procure materials on our behalf, we may not benefit from any warranties received by the contract manufacturers from the suppliers or otherwise have recourse against the original supplier of the materials or even the contract manufacturer. In such circumstances, if the original supplier were to provide us or our contract manufacturers with faulty materials, we might not be able to recover the costs of such materials or be compensated for any damages that arise as a result of the inclusion of the faulty components in our products. For example, in the past we discovered that a faulty component from a third-party supplier was used in a discrete number of our communications modules.

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

Several of the components used in our products come from sole, limited source or geographically concentrated suppliers, such as Analog Devices and Renesas Electronics America Inc. Additionally, our suppliers are not typically contractually obligated to supply us with components in minimum quantities or at predetermined prices over the long term. Accordingly, we may be vulnerable to price increases, component quality issues, the discontinuance of certain components, and financial, natural disasters, or other difficulties faced by our suppliers, causing shortages or interruptions in supply of components and materials, which could cause us to delay shipments to our customers. For example, some of our key suppliers are located in Japan and their ability to timely provide us with the necessary components used in our products was compromised as a result of the catastrophic earthquake and tsunami in March 2011. To help address these issues, we may purchase excess quantities of these items to hold in inventory to help ensure adequate available supply. As a result, we could be forced to record excess and obsolete inventory charges to provide for these excess quantities and we may also be subject to pricing risk or carrying charges, which could harm our operating results.

If we experience any shortages due to reliance on a limited number of suppliers, commodity supply constraints, capacity constraints, discontinuance, natural disasters or price fluctuations related to the raw materials used, or if we are not able to identify, test, qualify, and procure components from alternate sources at acceptable prices and within a reasonable period of time, our reputation could suffer and our business, financial condition and results of operations could be materially and adversely effected. We may not be able to obtain component replacements on commercially reasonable terms in the event of a natural disaster, act of God or similar catastrophic event.  In such circumstances, we could be forced to exhaust our excess on-hand inventory and then face a delay in shipments of our products to our customers.  In addition, we may also be subject to contractual penalties if we fail to deliver our products and services on time.

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

We have experienced, and may in the future experience, rapid changes in the pace of our growth. If we fail to manage our growth effectively, our financial performance may suffer.

We have substantially expanded our overall business, customer base, employee headcount and operations both domestically and internationally in the past, and may do so in the future in response to market conditions and opportunities.  Our expansion has placed, and any future growth could continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer. Moreover, we may from time to time decide to undertake cost savings initiatives, such as restructuring, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from customers or other third parties. These charges would affect our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying cost savings initiatives.

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

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. The continued global economic uncertainty and continued global monetary, financial and sovereign debt could have a negative effect on our business. For example, the worldwide financial and credit crisis reduced the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. Even with economic recovery, it may take time for our customers or potential customers to establish new budgets and return to normal purchasing patterns. We cannot predict the recurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States or in our industry. These and other economic factors could adversely affect the demand for our products and services and, consequently, our business, financial condition and results of operations.

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

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. To date, we have completed only two small acquisitions,  including the acquisition of Streetlight.Vision in May 2014, and we therefore have limited experience in successfully acquiring and integrating additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. For example, we may not realize the anticipated benefits of the acquisition of Streetlight.Vision.  We may have difficulty integrating acquired businesses, technologies or products, such as Streetlight.Vision, with our existing products and services. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. In addition, any acquisitions we are able to complete may not result in the synergies or any other benefits we had expected to achieve, which could result in substantial write-offs. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. For example, we are currently engaged in litigation as further described in “Legal Proceedings” above.  In addition, we may be contractually obligated to indemnify our customers or other third parties that use or resell our products in the event our products are alleged to infringe a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. For example, in June 2014, the jury in a patent infringement case returned a verdict against us in the amount of $18.8 million, as further described in “Legal Proceedings” above.    If we cannot or do not license alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2014, we had 64 issued patents and 72 patent applications pending in the United States. In foreign jurisdictions, we have 126 patents granted and 87 patent applications pending, which are collectively based on 57 U.S. patent applications. Our patents expire at various times between 2015 and 2032.  We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

Our cash equivalent and short-term investment portfolio as of June 30, 2014 consisted of $125.3 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 30, 2014, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Prior to our IPO in March 2013, there had not been a public market for our common stock. If you purchase shares of our common stock, you may not be able to resell those shares at or above your purchase price. An active or liquid market in our common stock may not be sustainable. The trading prices of the securities of technology companies have been highly volatile and the trading price of our common stock has been and may continue to be volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue, non-GAAP revenue and other operating results or our backlog;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	delays in regulatory approvals for our customers and customer deployments;
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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended June 30, 2014, the closing price of our common stock on the New York Stock Exchange ranged from $10.53 to $17.11 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the holders of an aggregate of 16,466,097 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of the resale of these shares under the Securities Act would generally result in the shares becoming freely tradable without restriction. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

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

As of June 30, 2014, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 29.4% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on August 12, 2014.

SILVER SPRING NETWORKS, INC.

By:	/s/ Scott A. Lang
Scott A. Lang Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James P. Burns
James P. Burns Executive Vice President and Chief Financial Officer (Principal Financial Officer)