Form 10-Q
period 2014-09-30
SILVER SPRING NETWORKS INC
filed 2014-11-13
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 3, 2014, there were approximately 48,775,523 shares of the Registrant’s Common Stock outstanding.

SILVER SPRING NETWORKS, INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our revenue, non-GAAP revenue, backlog, and other aspects of our future results of operations, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.”    Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,114	$82,596
Short-term investments	60,352	63,256
Accounts receivable	67,929	69,724
Inventory	4,511	4,350
Deferred cost of revenue	25,700	37,460
Prepaid expenses and other current assets	7,372	4,758
Total current assets	215,978	262,144

Property and equipment, net	12,381	12,364
Deferred cost of revenue, non-current	312,933	238,663
Deferred tax assets, non-current	1,232	1,613
Other long-term assets	10,403	1,567
Total assets	$552,927	$516,351

Total liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$28,412	$31,317
Accrued liabilities	27,829	21,282
Deferred revenue	74,380	111,293
Current portion of capital lease obligations	1,399	1,615
Deferred tax liability	1,206	1,176
Total current liabilities	133,226	166,683

Deferred revenue, non-current	543,036	413,360
Other liabilities	15,709	14,426

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued or outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock and additional paid-in capital, $0.001 par value, 1,000,000 shares authorized; 48,734 and 47,384 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	567,824	539,013
Accumulated other comprehensive income	64	130
Accumulated deficit	(706,932)	(617,261)
Total stockholders’ deficit	(139,044)	(78,118)
Total liabilities and stockholders’ deficit	$552,927	$516,351

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Product revenue	$16,321	$56,650	$69,299	$146,366
Service revenue	11,720	15,831	44,578	83,328
Total revenue, net	28,041	72,481	113,877	229,694
Cost of revenue:
Product cost of revenue	10,791	34,844	42,120	100,152
Service cost of revenue	15,947	14,411	45,598	47,932
Total cost of revenue	26,738	49,255	87,718	148,084
Gross profit	1,303	23,226	26,159	81,610

Operating expenses:
Research and development	16,986	16,980	52,053	60,851
Sales and marketing	10,131	7,424	28,208	26,514
General and administrative	9,601	10,937	33,256	35,952
Restructuring and other	2,005	—	1,905	—
Total operating expenses	38,723	35,341	115,422	123,317
Operating loss	(37,420)	(12,115)	(89,263)	(41,707)

Other income (expense), net:
Interest income (expense), net	7	(54)	55	(1,290)
Conversion of promissory notes and remeasurement of warrants and derivatives	—	—	—	(23,676)
Other income (expense), net	7	(54)	55	(24,966)
Loss before income taxes	(37,413)	(12,169)	(89,208)	(66,673)
(Benefit) provision for income taxes	(140)	100	463	492
Net loss	$(37,273)	$(12,269)	$(89,671)	$(67,165)

Deemed dividend to convertible preferred stockholders	—	—	—	(105,000)
Net loss attributable to common stockholders	$(37,273)	$(12,269)	$(89,671)	$(172,165)

Net loss per share
Basic	$(0.77)	$(0.26)	$(1.86)	$(4.96)
Diluted	$(0.77)	$(0.26)	$(1.86)	$(4.96)
Weighted average shares used to compute net loss per share
Basic	48,551	46,729	48,189	34,733
Diluted	48,551	46,729	48,189	34,733

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(37,273)	$(12,269)	$(89,671)	$(67,165)
Other comprehensive income (loss):
Changes in foreign currency adjustment	75	(62)	63	45
Net unrealized holding gain (loss) on available for sale investments	(74)	131	(129)	131
Other comprehensive income (loss)	1	69	(66)	176
Comprehensive loss	$(37,272)	$(12,200)	$(89,737)	$(66,989)

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(89,671)	$(67,165)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restructuring and other	1,072	—
Depreciation and amortization	4,704	4,990
Stock-based compensation	31,470	44,503
Conversion of promissory notes and remeasurement of warrants and derivatives	—	23,676
Other non-cash adjustments	1,262	1,565
Changes in operating assets and liabilities:
Accounts receivable	1,795	(3,126)
Inventory	(779)	534
Prepaid expenses and other current assets	(2,775)	(2,248)
Deferred cost of revenue	(62,510)	(29,938)
Other long-term assets	185	3,846
Accounts payable	(3,165)	(1,746)
Accrued liabilities	1,333	2,379
Customer deposits	33	(247)
Deferred revenue	92,413	24,490
Other liabilities	2,244	(3,343)
Net cash used in operating activities	(22,389)	(1,830)

Cash flows provided by (used in) investing activities:
Acquisitions, net	(8,750)	—
Proceeds from sales and maturities of short-term investments	49,209	—
Payment on purchases of short-term investments	(46,621)	(61,451)
Acquisitions of property, plant and equipment	(4,222)	(3,343)
Net cash used in investing activities	(10,384)	(64,794)

Cash flows provided by (used in) financing activities:
Payment upon termination of preferred stock warrants of a related party	—	(12,000)
Proceeds from initial public offering, net of offering costs	—	84,472
Proceeds from private placement of common stock with a related party	—	12,000
Payments on capital lease obligations	(1,145)	(1,485)
Proceeds from issuance of common stock, net of repurchases	6,846	578
Taxes paid related to net share settlement of equity awards	(5,410)	(7,722)
Net cash provided by financing activities	291	75,843

Net increase (decrease) in cash and cash equivalents	(32,482)	9,219
Cash and cash equivalents—beginning of period	82,596	72,646
Cash and cash equivalents—end of period	$50,114	$81,865

Supplemental cash flow information—cash paid for taxes	$544	$186
Supplemental cash flow information—cash paid for interest	$106	$212
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$270,725
Fair value of common stock issued on conversion of convertible promissory notes	$—	$79,441
Deferred offering costs not yet paid	$—	$245
Property and equipment acquired under capital lease	$—	$1,768

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

We provide a networking platform and solutions that enable utilities to transform the power grid infrastructure into the smart grid. The foundation of our technology is a standards-based and secure Internet Protocol, or IP, network. Our networking platform provides two-way communications between the utility back office and devices on the power grid. In addition to our networking platform, we offer a suite of solutions that run on top of our network and complementary services. Our solutions include advanced metering, distribution automation and demand-side management.    Our service offerings include professional services to implement our products, managed services and software as a service, or SaaS, to assist utilities with managing the network and solutions, and ongoing customer support.    We have recently broadened beyond the smart grid to networking other critical infrastructure, such as street lights, that enables cities to be smarter and more efficient.

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

Silver Spring Networks, Inc., headquartered in Redwood City, California, was founded in July 2002 and incorporated in the State of Delaware on July 3, 2002 as Real Time Techcomm, Inc. On August 6, 2002, we changed our name to Silver Spring Networks, Inc.

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

Inventory

Inventory is stated at the lower of cost or market.  Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Component parts	$1,945	$690
Finished goods	2,566	3,660
Inventory	$4,511	$4,350

Total inventory also included consigned inventory of $ 3.7 million and $2.8 million as of September 30, 2014 and December 31, 2013, respectively.

Product Warranty

We provide warranties for substantially all of our products. Our standard warranty period extends from one to five years. We accrue for costs of standard warranty at the time of product shipment and record changes in estimates to warranty accruals when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product warranty obligation is presented as follows on the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2014	2013
Current warranty obligation—classified in accrued liabilities	$4,126	$2,985
Non-current warranty obligation—classified in other liabilities	3,157	3,104
	$7,283	$6,089

Product warranty activity was as follows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Warranty obligation—beginning of period	$6,089	$6,316
Warranty expense for new warranties issued	506	1,107
Utilization of warranty obligation	(2,101)	(1,288)
Changes in estimates for pre-existing warranties	2,789	178
Warranty obligation—end of period	$7,283	$6,313

During the nine months ended September 30, 2014 and 2013, we revised our estimated warranty liability to reflect changes in cost estimates and, to a lesser extent, product field reliability experience and recorded an increase (reduction) of product warranty liability and product cost of revenue of $2.8 million and $0.2 million, respectively.

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

In certain customer arrangements, we have provided extended warranties for periods of up to 15 years following the initial standard warranty period. We recognize revenue associated with extended warranties over the extended warranty period when the extended warranty period commences. Costs associated with providing extended warranties are expensed as incurred during the extended warranty period. As of September 30, 2014 and December 31, 2013, we had deferred revenue associated with extended warranty arrangements of $0.5 million and $0.2

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million, respectively, included in other current liabilities, and $8.0 million and $7.1 million, respectively, included in other long-term liabilities on our condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, net of tax, were as follows (in thousands):

		Unrealized Gains
	Foreign Currency	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2013	$46	$84	$130
Other comprehensive income before reclassification	63	(13)	50
Amounts reclassified from AOCI	—	(116)	(116)
Other comprehensive income (loss)	63	(129)	(66)
Balance as of September 30, 2014	$109	$(45)	$64

Other Long-Term Assets

Other long-term assets consisted of the following:

	September 30,	December 31,
	2014	2013

Acquired intangible assets, net	$4,130	$224
Goodwill	5,131	447
Prepaid expenses, deposits, and receivables, non-current	1,142	896
Other long-term assets	$10,403	$1,567

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(37,273)	$(12,269)	$(89,671)	$(67,165)
Deemed dividend to convertible preferred stockholders	—	—	—	(105,000)
Net loss available to common stockholders	$(37,273)	$(12,269)	$(89,671)	$(172,165)
Weighted average common shares outstanding—basic	48,551	46,729	48,189	34,733
Weighted average common shares outstanding—diluted	48,551	46,729	48,189	34,733
Basic loss per common share	$(0.77)	$(0.26)	$(1.86)	$(4.96)
Diluted loss per common share	$(0.77)	$(0.26)	$(1.86)	$(4.96)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	September 30,
	2014	2013
Employee equity incentive plans	7,512	6,749
Total common stock equivalents	7,512	6,749

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	As of September 30, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$43,917	$—	$—	$43,917
Cash equivalents:
Money market mutual funds	6,197	—	—	6,197
Total cash equivalents	6,197	—	—	6,197
Short-term fixed income securities:
U.S. government and agency obligations	38,686	45	(30)	38,701
U.S. and foreign corporate debt securities	19,659	16	(21)	19,654
Foreign governments and multi-national agency obligations	2,001	—	(4)	1,997
Total short-term investments	60,346	61	(55)	60,352
Total cash, cash equivalents and short-term investments	$110,460	$61	$(55)	$110,466

	As of December 31, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$52,346	$—	$—	$52,346
Cash equivalents:
Money market mutual funds	30,250	—	—	30,250
Total cash equivalents	30,250	—	—	30,250
Short-term fixed income securities:
U.S. government and agency obligations	41,991	84	(21)	42,054
U.S. and foreign corporate debt securities	18,366	76	(1)	18,441
Foreign governments and multi-national agency obligations	2,764	—	(3)	2,761
Total short-term investments	63,121	160	(25)	63,256
Total cash, cash equivalents and short-term investments	$145,717	$160	$(25)	$145,852

As of September 30, 2014, approximately  45%, 42%, and 5% of our cash, cash equivalents, and short-term investments were held with three separate financial institutions.  As of December 31, 2013, approximately 41%,  34%, and 21% of our cash, cash equivalents, and short-term investments were held with three separate financial institutions.

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments consisted of the following (in thousands):

	September 30, 2014		December 31, 2013
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$21,981	$21,996	$44,477	$44,474
Due after 1 year through 3 years	44,562	44,553	48,894	49,032
Total cash equivalents & short-term investments	$66,543	$66,549	$93,371	$93,506

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2014 and the year ended December 31, 2013.

As of September 30, 2014, the fair value of these financial assets measured at fair value on a recurring basis was determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,197	$—	$—	$6,197
Total cash equivalents	6,197	—	—	6,197
Short-term investments:
U.S. government and agency obligations	—	38,701	—	38,701
U.S. and foreign corporate debt securities	—	19,654	—	19,654
Foreign governments and multi-national agency obligations	—	1,997	—	1,997
Total short-term investments	—	60,352	—	60,352
Total assets measured at fair value	$6,197	$60,352	$—	$66,549

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

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the nine months ended September 30, 2014, we did not recognize any other-than-temporary impairment loss.  The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2014		As of December 31, 2013
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. and foreign corporate debt securities	$9,124	$(21)	$4,247	$(1)
Foreign governments and multi-national agency obligations	1,996	(4)	2,761	(3)
U.S. government and agency obligations	18,854	(30)	12,566	(21)
Total	$29,974	$(55)	$19,574	$(25)

As of September 30, 2014 and December 31, 2013, there were no investments with unrealized losses for a period in excess of 12 months.

4. Commitments and contingencies

Operating and Capital Leases

The future minimum commitments under our operating and capital leases were as follows (in thousands):

	September 30, 2014
	Operating Leases	Capital Leases
2014	$1,359	$430
2015	5,401	1,162
2016	4,198	112
2017	455	—
2018	466	—

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2019 and thereafter	1,290	—
Net minimum lease payments	$13,169	1,704
Less amount representing interest		(76)
Present value of net minimum capital lease payments		$1,628

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Contingencies

EON Patent Litigation.  In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers. Other defendants include Landis+Gyr AG (acquired by Toshiba Corporation), Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc.  This lawsuit alleges infringement of United States Patent Nos. 5,388,101 (the “’101 Patent”), 5,481,546 (the “’546 Patent”), and 5,592,491 (the “’491 Patent,” and together with the ‘101 Patent and the ‘546 Patent, the “EON Patents”) by certain networking technology and services that we and the other defendants provide. We filed amended answers, affirmative defenses and counterclaims in August 2012, September 2012, October 2012 and November 2012 denying the plaintiff’s allegations and asserting that the plaintiff’s patents are invalid.  All of the other named defendants in the case settled with EON prior to trial, which was held in June 2014.  After the trial, the jury determined that we had infringed certain, but not all, of the claims under the EON Patents, and returned a verdict against us in the amount of $18.8 million.  However, the court ruled that there was insufficient evidence to support EON’s allegation of willful infringement and granted our motion to dismiss that claim.  In June 2014, we filed post-trial motions with the court seeking, among other things, judgment as a matter of law to set aside the jury verdict or, in the alternative, a new trial.  In  its post-trial motions, EON sought pre-judgment interest and attorneys’ fees.  All of the EON Patents have expired and therefore EON is not seeking, and EON may not recover, any additional sums as royalties for our sales of products going forward.

In October 2014, the court issued an order under seal ruling on some of the parties’ post-trial motions.  In the ruling, the court reduced the damage award from $18.8 million to $13.0 million, and in November 2014, the court entered an order directing us to pay damages in the reduced amount.  The court has also directed EON to recompute its request for pre-judgment interest to account for the reduction in the damages award.

We continue to believe that the evidence and the law do not support the jury’s findings of infringement, validity, and the award of damages, and intend to continue vigorously defending the action, including exercising all available appeals.  As of fiscal year ended December 31, 2013, we had accrued an immaterial charge in our financial statements for this lawsuit, and as of September 30, 2014, we had not made any further accrual related to this matter.  However, given the inherent uncertainty in predicting the ultimate outcome of post-trial motions and the appeals process, we believe it is reasonably possible that a  material loss of up to $13.0 million may result from these proceedings.  In continuing to assess the impact of the jury verdict and the judge’s order on our financial statements, we will continue to evaluate the jury verdict, the court’s recent order ruling on the post-trial motions, and the likelihood of a successful appeal.

Transdata/OG&E Patent Litigation.  In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company (“OG&E”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company (“GE”) meters with our wireless modules.  We have agreed with GE to contribute to the indemnification and defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, which the court ruled upon in June 2013. A hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013. In May 2014, GE filed reexamination requests on the TransData patents at issue with the U.S. Patent and Trademark Office (the “USPTO”).  In October 2014, OG&E filed a motion to stay the litigation pending the reexamination of the patents by the USPTO.  We believe that OG&E has meritorious defenses to TransData’s allegations, and we intend to vigorously defend against the action together with OG&E and GE.

Linex Patent Litigation.  In March 2013, Linex Technologies, Inc., a non-producing entity, or Linex, filed suit against us in United States District Court for the Southern District of Florida. Linex alleged that certain of our networking technology infringes United States Patent Nos. 6,493,377 and 7,167,503. We filed an answer in May 2013. In January 2014, the court granted the plaintiff’s request for a stay of the matter, pending reexamination of the patents at issue by the USPTO.  In September 2014, Linex amended certain patent claims and canceled certain other patent claims based upon the USPTO’s completed reexaminations, and in October 2014, the court lifted the stay of

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the matter.  The trial has been scheduled for November 2015.  We believe that we have meritorious defenses to Linex’s allegations and intend to continue vigorously defending against the action.

Other than as described above, the Company has not recorded any amounts for contingent losses associated with the matters described above based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, the Company is currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

Customer Performance and Other Commitments

Certain customer agreements require us to obtain letters of credit or surety bonds in support of our obligations under such arrangements. These letters of credit or surety bonds typically provide a guarantee to the customer for future performance, which usually covers the deployment phase of a contract and may on occasion cover the operations and maintenance phase of service contracts.  We have available a line of credit with a bank, which provides for advances and the issuance of letters of credit of up to $50 million. At September 30, 2014, we have not made any drawdown on our line of credit.

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or ourselves.  These letters of credit or guarantee instruments are related to performance guarantees, facility leases and workers compensation insurance.  These letters of credit are subject to compliance with financial covenants and other customary conditions to borrowings. As of September 30, 2014, we were in compliance with the financial covenants in the credit agreement.  As of September 30, 2014 and December 31, 2013, we had a total of $3.2 million and $9.8 million, respectively, of standby letters of credit issued under the credit facility with a financial institution, of which $0.6 million (AUD$0.6 million) and $0.6 million (AUD$0.6 million), respectively, were denominated in Australian dollars.

As of September 30, 2014, we had a $15.0 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

5. Stock-Based Compensation

Equity Incentive Plan and Employee Stock Purchase Plan

Our Board of Directors adopted the 2012 Equity Incentive Plan, or the 2012 Plan, which became effective on March 12, 2013 and serves as the successor to our 2003 Stock Option Plan, or the 2003 Plan. Pursuant to the 2012 Plan, 3,400,000 shares of our common stock were initially reserved for grant, plus (1) any shares that were reserved and available for issuance under the 2003 Plan at the time the 2012 Plan became effective, and (2) any shares that become available upon forfeiture or repurchase by us under the 2003 Plan and a stock option plan assumed in connection with a previous acquisition, will be reserved for issuance. Under the 2012 Plan, we may grant both incentive and non-statutory stock options, restricted stock and restricted stock units to employees, directors and service providers. We may grant options to purchase shares of common stock to employees, directors and service providers at prices not less than the fair market value at date of grant for both Incentive Stock Options, or ISOs, or Nonqualified Stock Options, or NQSOs. ISOs granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock must be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years. Restricted stock units, or RSUs, generally vest between two to four years. We have also granted to certain executive officers awards with performance and service-based conditions.  The potential shares to be awarded related to performance-based awards are derived from fiscal 2014 operating performance metrics which will be determined at the end of the year.  As of September 30, 2014 and December 31, 2013, there were 3.6 million and 2.5 million shares, respectively, of common stock reserved for future issuance under our stock plan.

Our Board of Directors adopted the 2012 Employee Stock Purchase Plan, or ESPP, which became effective on March 12, 2013, pursuant to which 400,000 shares of our common stock have been reserved for future issuance.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$2,770	$1,376	$7,392	$10,631
Research and development	3,042	1,905	8,892	15,056
Sales and marketing	1,783	950	5,582	5,822
General and administrative	2,881	2,759	9,604	12,994
Stock-based compensation expense	$10,476	$6,990	$31,470	$44,503

The following table summarizes our stock option activity and related information for the nine months ended September 30, 2014 (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2013	4,726	$11.88
Options granted	732	14.67
Options exercised	(284)	3.31
Options cancelled or expired	(316)	17.83
Balance at September 30, 2014	4,858	$12.41	5.81	$11,176
As of September 30, 2014:
Options vested and expected to vest	4,770	$12.34	5.74	$11,176
Options exercisable	3,515	$10.86	4.63	$11,176

The following table summarizes our restricted stock unit activity and related information for the nine months ended September 30, 2014 (in thousands, except per share data):

	Restricted Stock
	Units Outstanding
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance at December 31, 2013	2,759	$19.14
Restricted stock units granted	1,085	13.18
Restricted stock units vested	(912)	17.46
Restricted stock units cancelled	(375)	17.94
Balance at September 30, 2014	2,557	$17.36

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2013, as approved by our Board of Directors, we modified certain stock options held by employees and directors to purchase 1,752,895 shares of our common stock with an exercise price of $34.90 per share or greater to reduce the exercise price to $17.00 per share, the IPO price. There were no changes to vesting terms or conditions. As a result of the modification to these stock options, we incurred an incremental charge to stock-based compensation of $5.5 million and $4.1 million for the nine months ended September 30, 2014 and 2013, respectively, and expect to incur $0.3 million of incremental stock-based compensation over a weighted average period of 0.7 years.

As of September 30, 2014, there was $10.2 million and $24.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to options and RSUs, respectively, which are expected to be recognized over a weighted-average period of 3.0 and 2.0 years, respectively.

6. Income Taxes

Our provision for income taxes for the three months ended September 30, 2014 and 2013 reflects an effective tax rate of 0.4% and (0.8)%, respectively.  Our provision for income taxes for the three months ended September 30, 2014 consists primarily of withholding taxes, offset by a tax benefit related to foreign losses, while our provision for income taxes for the three months ended September 30, 2013 consisted primarily of foreign income and withholding taxes.  Our provision for income taxes for the nine months ended September 30, 2014 and 2013 reflects an effective tax rate of (0.5)% and (0.7)%, respectively, and consists primarily of foreign income and withholding taxes.

7. Business Acquisition

On May 6, 2014, we entered into a purchase agreement to acquire 100% of the outstanding shares of Streetlight.Vision (“SLV”), a company incorporated under the laws of France, which provides street light control and management software. On May 23, 2014, we completed the acquisition of SLV, a société par actions simplifiée, and paid approximately $8.8 million in cash, of which $2.6 million was deposited in an escrow account to satisfy indemnification claims that we may have for a period 24 months pursuant to the terms of the purchase agreement.  If there remains more than $1.3 million in the escrow account 12 months after the completion of the acquisition after taking into account any pending indemnification claims, such amount over $1.3 million shall be paid to the SLV shareholders.  The remaining $1.3 million will be paid to the SLV shareholders after the conclusion of the 24-month period, subject to any pending indemnification claims.

In accordance with ASC 805, Business Combinations, the acquisition of SLV was recorded as a purchase business acquisition since SLV was considered a business. Under the purchase method of accounting, the fair value of the consideration was allocated to net assets acquired at their fair values. The results of operations of SLV, which are not material for the nine months ended September 30, 2014, are included in our consolidated financial results.

The $8.8 million total consideration was preliminarily allocated primarily to $4.7 million, $4.3 million, and $(0.2) million of goodwill, intangible assets, and net liabilities, respectively.

8. Restructuring Charges

The following table presents restructuring and other charges included in cost of revenues and restructuring and other charges in the Condensed Consolidated Statements of Operations (in thousands):

Three Months Ended	Nine Months Ended
September 30,	September 30,

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	2014	2013	2014	2013
Severance	$1,888	$—	$1,888	$—
Other	117	—	17	—
Total restructuring and other	$2,005	$—	$1,905	$—

Activity in our restructuring reserve is summarized as follows (in thousands):

	Balance December 31, 2013	Additions	Utilization	Balance September 30, 2014
Fiscal 2014 Plan
Severance reserve (1)	$—	1,888	(1,026)	862

(1) The reserve is recorded in the Condensed Consolidated Balance Sheets under "Accrued liabilities."

Restructuring and other charges noted above are based on our 2014 Restructuring Plan (as defined below). Any changes in the estimates of executing the approved plans are reflected in our results of operations.

2014 Restructuring Plan

During the three months ended September 30, 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus our strategy, optimize our structure, and improve operational efficiencies.

During the three and nine months ended September 30, 2014, we recorded $1.9 million of severance costs to restructuring and other charges in the Condensed Consolidated Statement of Operations.

In connection with the 2014 Restructuring Plan, we expect to record aggregate future charges of approximately $1.6 million to $2.1 million of additional severance.

The remaining restructuring costs under the 2014 Restructuring Plan are expected to be incurred by the first half of 2015.

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

Financial Overview

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. For the nine months ended September 30, 2014, product revenue represented 61% and service revenue represented 39% of our total revenue.    For the nine months ended September 30, 2014 and 2013, we shipped 1.5 million and 1.7 million endpoints, respectively.  We have shipped 19.7 million cumulative endpoints since inception.

Our product revenue is derived from sales of hardware such as communications modules, access points, relays and bridges, and software. To date, in our typical customer deployments, we have sold our communications modules to third-party device manufacturers and our other hardware and software products directly to our customers.  In such sales of communications modules to third-party device manufacturers, we only record revenue related to the communications modules pursuant to a contractual relationship between us and the third-party device manufacturer.  However, in some cases, we have sold third-party devices such as meters integrated with our communications modules directly to our customers.  In those circumstances where we sell third party devices directly to our customers, we recognize the sale on a gross basis as we are acting as principal.  Whether our customer purchases the third party device from us or the third party device manufacturer is dependent on the nature and extent of the business relationship our customer has with the third-party device manufacturer and how our customer prefers to manage their deployment.

Our service revenue includes fees for professional services, managed services and SaaS, and ongoing customer support.  Our professional services revenue for the nine months ended September 30, 2014 and 2013 was $21.2 million and $31.4 million, respectively.  Our managed and SaaS services revenue for the nine months ended September 30, 2014 and 2013 was  $23.4 million and $51.9 million, respectively.

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments of our advanced metering solution. In the nine months ended September 30, 2014,  the deployments for Progress Energy Service Company, LLC,  Oklahoma Gas & Electric Company, and Singapore PowerAssets Ltd represented 20%, 13%, and 13% of our revenue, respectively.

Each of these total revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to third party device manufacturers, as well as direct revenue from our customers. We expect that a limited number of customers will continue to account for a substantial portion of our revenue in future periods although these customers have varied and are likely to vary from period to period.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as amortization of acquired intangibles. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount was 589 as of September 30, 2014.

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

Restructuring and Other

During the three months ended September 30, 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus our strategy, optimize our structure, and improve operational efficiencies.

During the three and nine months ended September 30, 2014, we recorded $1.9 million of severance costs to restructuring and other charges in the Condensed Consolidated Statement of Operations.

In connection with the 2014 Restructuring Plan, we expect to record aggregate future charges of approximately $1.6 million to $2.1 million of additional severance.

The remaining restructuring costs under the 2014 Restructuring Plan are expected to be incurred by the first half of 2015.  If actual events differ from our current assumptions, we will record the related benefit or expense in the period incurred.

Key Non-GAAP Financial Measures

We believe that our results of operations under GAAP, when considered in isolation, may only provide limited insight into the performance of our business in any given period. As a result, we manage our business, make planning decisions, evaluate our performance and allocate resources by assessing non-GAAP measures such as non-GAAP revenue, recurring non-GAAP revenue per endpoint, cost of non-GAAP revenue, gross profit on non-GAAP revenue, and adjusted EBITDA, in addition to other financial measures presented in accordance with GAAP. We believe that these non-GAAP measures offer valuable supplemental information regarding the performance of our business, and will help investors better understand the sales volumes, and gross margin and profitability trends, as well as the cash flow characteristics, of our business. These non-GAAP measures should not be considered in isolation from, are not a substitute for, and do not purport to be an alternative to revenue, cost of revenue, gross profit (loss), net income (loss) or any other performance measure derived in accordance with GAAP.

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

To date, a substantial portion of our non-GAAP revenue is attributable to a limited number of customer deployments of our advanced metering solution. In the nine months ended September 30, 2014,  the deployments for Commonwealth Edison Company and Baltimore Gas and Electric Company represented  17% and 16% of our non-GAAP revenue, respectively.

Each of these total non-GAAP revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to third party device manufacturers, as well as direct invoices to our customers.

Recurring non-GAAP revenue per endpoint on a trailing twelve month basis as of September 30, 2014 and 2013 was $2.04 per endpoint and $2.17 per endpoint, respectively.  This metric represents a trailing twelve-month non-GAAP recurring revenue per cumulative endpoints deployed inception-to-date.

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

The non-GAAP financial measures set forth below for the three and nine months ended September 30, 2014 and 2013 have been derived from our condensed consolidated financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited, in thousands, except for percentages)		(unaudited, in thousands, except for percentages)
Non-GAAP revenue(1)	$70,888	$94,216	$206,342	$254,438
Cost of non-GAAP revenue(2)	49,030	54,673	142,350	167,337
Gross profit on non-GAAP revenue(3)	$21,858	$39,543	$63,992	$87,101
Gross margin on non-GAAP revenue	31%	42%	31%	34%
Adjusted EBITDA(4)	$(5,565)	$11,392	$(21,021)	$2,502

(1)The following table reconciles revenue to non-GAAP revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited, in thousands)		(unaudited, in thousands)
Revenue, net	$28,041	$72,481	$113,877	$229,694
Change in deferred revenue, net of foreign currency translation	42,847	21,735	92,465	24,744
Non-GAAP revenue	$70,888	$94,216	$206,342	$254,438

(2)The following table reconciles cost of revenue to cost of non-GAAP revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited, in thousands)		(unaudited, in thousands)
Cost of revenue	$26,738	$49,255	$87,718	$148,084
Change in deferred cost of revenue, net of foreign currency translation	25,244	6,842	62,302	30,028
Less: Stock-based compensation included in cost of revenue	(2,770)	(1,376)	(7,392)	(10,631)
Less: Amortization of intangibles included in cost of revenue	(182)	(48)	(278)	(144)
Cost of non-GAAP revenue	$49,030	$54,673	$142,350	$167,337

 (3)The following table reconciles gross profit to gross profit on non-GAAP revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited, in thousands)		(unaudited, in thousands)
Gross profit	$1,303	$23,226	$26,159	$81,610
Change in deferred revenue, net of foreign currency translation	42,847	21,735	92,465	24,744
Change in deferred cost of revenue, net of foreign currency translation	(25,244)	(6,842)	(62,302)	(30,028)
Stock-based compensation included in cost of revenue	2,770	1,376	7,392	10,631
Amortization of intangibles included in cost of revenue	182	48	278	144
Gross profit on non-GAAP revenue	$21,858	$39,543	63,992	$87,101
Gross margin on non-GAAP revenue	31%	42%	31%	34%

 (4)The following table reconciles net loss to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited, in thousands)		(unaudited, in thousands)
Net loss	$(37,273)	$(12,269)	$(89,671)	$(67,165)
Change in deferred revenue, net of foreign currency translation	42,847	21,735	92,465	24,744
Change in deferred cost of revenue, net of foreign currency translation	(25,244)	(6,842)	(62,302)	(30,028)
Other (income) expense, net	(7)	54	(55)	24,966
Provision (benefit) for income taxes	(140)	100	463	492
Depreciation and amortization	1,771	1,624	4,704	4,990
Stock-based compensation	10,476	6,990	31,470	44,503
Restructuring expenses	1,888	—	1,888	—
Legal settlements and other	117	—	17	—
Adjusted EBITDA	$(5,565)	$11,392	$(21,021)	$2,502

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

Results of Operations and Other Financial Measures

The following table sets forth our condensed consolidated results of operations for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited, in thousands)		(unaudited, in thousands)
Revenue, net	$28,041	$72,481	$113,877	$229,694
Cost of revenue	26,738	49,255	87,718	148,084
Gross profit	1,303	23,226	26,159	81,610

Operating expenses:
Research and development	16,986	16,980	52,053	60,851
Sales and marketing	10,131	7,424	28,208	26,514
General and administrative	9,601	10,937	33,256	35,952
Restructuring and other	2,005	—	1,905	—
Total operating expenses	38,723	35,341	115,422	123,317
Operating loss	(37,420)	(12,115)	(89,263)	(41,707)

Other income (expense), net:	7	(54)	55	(24,966)

Loss before income taxes	(37,413)	(12,169)	(89,208)	(66,673)
Provision (benefit) for income taxes	(140)	100	463	492
Net loss	$(37,273)	$(12,269)	$(89,671)	$(67,165)

Revenue

The following table sets forth our revenue for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Product revenue	$16,321	$56,650	$(40,329)	$69,299	$146,366	$(77,067)
Service revenue	11,720	15,831	(4,111)	44,578	83,328	(38,750)
Revenue, net	$28,041	$72,481	$(44,440)	$113,877	$229,694	$(115,817)

Of the $28.0 million total revenue recognized in the three months ended September 30, 2014, 100%, or $28.0 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to the three months ended September 30, 2014.  Revenue from our advanced metering, demand-side management, and distribution automation solutions represented  78%, 15%,  and  7%, respectively, of total revenue for the three months ended September 30, 2014.

Of the $72.5 million total revenue recognized in the three months ended September 30, 2013, 88%, or $64.0 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to 2013, and 12%, or $8.5 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions in the first half of 2013 as there was no new initial acceptance in the third quarter of fiscal year 2013. Revenue from our advanced metering, demand-side management, and distribution automation solutions represented 92%, 4%, and 4%, respectively, of total revenue for the three months ended September 30, 2013.

Of the $113.9 million total revenue recognized in the nine months ended September 30, 2014, 83%, or $94.4 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2014, and 17%, or $19.5 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during the nine months ended September 30, 2014. Revenue from our advanced metering, demand-side management, and distribution automation solutions represented  84%, 10%,  and  6%,  respectively, of total revenue for the nine months ended September 30, 2014.

Of the $229.7 million total revenue recognized in the nine months ended September 30, 2013, 92%, or $210.2 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from utility customers for which acceptance of initial phases of deployment was achieved prior to 2013, and 8%, or $19.5 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2013. Revenue from our advanced metering, demand-side management, and distribution automation solutions represented 91%, 4%, and 5%, respectively, of total revenue for the nine months ended September 30, 2013.

Product Revenue. The $40.3 million decrease in product revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was due to a decrease of $27.8 million and $12.5 million, respectively, in hardware revenue and software revenue.  The $27.8 million decrease in hardware revenue was primarily due to $37.1 million decease related to lower volume, partially offset by $9.5 million increase related to product mix.  The $12.5 million decrease in software revenue was primarily due to decreased software purchase by a customer.

The $77.1 million decrease in product revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due to a decrease of $61.7 million in hardware revenue and a decrease of $15.4 million in software revenue.  The $61.7 million decrease in hardware revenue was primarily due to $81.7 million decreases related to lower volume, partially offset by $22.3 million increases related to product mix.  The $15.4 million software revenue decrease was primarily due to software purchase by a customer

Service Revenue. The $4.1 million decrease in service revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to $3.2 million resulting from the recognition of services revenue during the three months ended September 30, 2013 that was previously deferred subject to contingency provisions for a customer.  Revenue from managed and SaaS services and professional services represented 26% and 16%, respectively, of total revenue for the three months ended September 30, 2014 and 14% and 8%, respectively, of total revenue for the three months ended September 30, 2013.

The $38.8 million decrease in service revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to $46.1 resulting from the recognition of services revenue during the nine months ended September 30, 2013 that was previously deferred subject to contingency provisions for two customers,  partially offset by an increase of $8.4 million for services associated with the receipt of customer acceptances for follow-on phases of deployment of our networking platform and solutions. Revenues from managed and SaaS services and professional services represented 21% and 19%, respectively, of total revenue for the nine months ended September 30, 2014, and 23% and 14%, respectively, of total revenue for the nine months ended September 30, 2013.

We expect revenue to fluctuate from period to period for the remainder of 2014 and beyond, which may lead to gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Non-GAAP Revenue

The following table sets forth our non-GAAP revenue for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Non-GAAP revenue	$70,888	$94,216	$(23,328)	$206,342	$254,438	$(48,096)

The $23.3 million decrease in non-GAAP revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to  a decrease of $20.4, $2.0 million, and $1.0 million in product mix, lower volumes, and lower service billings, respectively.

Non-GAAP revenue from our advance metering solution and demand-side management and distribution automation solutions represented 81% and 19%, respectively, of total non-GAAP revenue for the three months ended September 30, 2014, and 91% and 9%, respectively,  of total non-GAAP revenue for the three months ended September 30, 2013.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 70%, 15%, and 15%, respectively, of total non-GAAP revenue for the three months ended September 30, 2014, and 77%, 11% and 12%, respectively, of total non-GAAP revenue for the three months ended September 30, 2013.

The $48.1 million decrease in non-GAAP revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due to a  decrease of $24.6 million and $26.5 million in software revenue and third-party product mix, respectively, partially offset by an increase of $2.9 million in service billings.

Non-GAAP revenue from our advance metering solution and demand-side management and distribution automation solutions represented 85% and 15%, respectively,  of total non-GAAP revenue for the nine months ended September 30, 2014, and 91% and 9%, respectively, of total non-GAAP revenue for the nine months ended September 30, 2013.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 70%, 15%, and 15%, respectively, of total non-GAAP revenue for the nine months ended September 30, 2014, and 77%, 11% and 12%, respectively, of total non-GAAP revenue for the nine months ended September 30, 2013.

We expect that non-GAAP revenue will be lower year-over-year for the three and twelve months ended December 31, 2014 primarily due to continued effect of the long and unpredictable sales cycles of our existing and potential customers.

Cost of Revenue and Gross Profit

The following table sets forth our cost of revenue and gross profit for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Product cost of revenue	$10,791	$34,844	$(24,053)	$42,120	$100,152	$(58,032)
Service cost of revenue	15,947	14,411	1,536	45,598	47,932	(2,334)
Cost of revenue	$26,738	$49,255	$(22,517)	$87,718	$148,084	$(60,366)

Product gross profit	$5,530	$21,806	$(16,276)	$27,179	$46,214	$(19,035)
Service gross profit (loss)	(4,227)	1,420	(5,647)	(1,020)	35,396	(36,416)
Gross profit	$1,303	$23,226	$(21,923)	$26,159	$81,610	$(55,451)

Product Cost of Revenue. The $24.1 million decrease in product cost of revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to a decrease of $88.2 million from lower volumes, partially offset by a $69.1 million increase related to product mix.

The $58.0 million decrease in product cost of revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to a  decrease of $67.7 million from lower volumes, partially offset by a $12.3 million increase related to higher costs and product mix.

Service Cost of Revenue. The $1.5 million increase in service cost of revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to a $0.5 million increase in higher managed services costs driven by incremental non-GAAP revenue and $0.9 million increase due to higher bonus attainment.

The $2.3 million decrease in service cost of revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to a decrease of $2.7 million and $2.0 million in stock-based compensation related to our IPO and professional & outside services, respectively, partially offset by a $2.4 million increase in payroll compensation and benefits.

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

Cost of Non-GAAP Revenue and Gross Profit on Non-GAAP Revenue

The following table sets forth our cost of non-GAAP revenue for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Cost of non-GAAP revenue	$49,030	$54,673	$(5,643)	$142,350	$167,337	$(24,987)

Cost of non-GAAP revenue decreased by $5.6 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to decrease of $6.9 million related to lower volumes, partially offset by an increase of  $0.9 million and $0.4 million related to product mix and higher costs, respectively.

Cost of non-GAAP revenue decreased by $25.0 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to decreases of $22.1 million and $5.2 million related to lower volumes and higher costs, respectively, partially offset by an increase of $2.3 million related to product mix.

The following table sets forth our gross profit and gross margin on non-GAAP revenue for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Gross profit on non-GAAP revenue	$21,858	$39,543	$(17,685)	$63,992	$87,101	$(23,109)
Gross margin on non-GAAP revenue	31%	42%		31%	34%

Gross profit on non-GAAP revenue decreased by $17.7 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to a decrease of $20.2 million and $1.0 million in one-time software licenses and lower services gross profits, respectively, partially offset by an increase of $3.5 million in hardware content mix.

Gross profit on non-GAAP revenue decreased by $23.1 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to a decrease of $25.2 million and $0.5 million in lower one-time software license revenue and lower hardware content mix, respectively, partially offset by an increase of $2.6 million related to higher services revenue.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Research and development	$16,986	$16,980	$6	$52,053	$60,851	$(8,798)
Sales and marketing	10,131	7,424	2,707	28,208	26,514	1,694
General and administrative	9,601	10,937	(1,336)	33,256	35,952	(2,696)
Restructuring and other	2,005	-	2,005	1,905	-	1,905
Operating expenses	$38,723	$35,341	$3,382	$115,422	$123,317	$(7,895)

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

Stock-based compensation in operating expenses increased by $2.1 million during the three months ended September 30, 2014 due to higher stock-based compensation during the three months ended September 30, 2014.  Stock-based compensation in operating expenses was lower by $9.8 million during the nine months ended September 30, 2014 due to higher stock-based compensation for equity instruments vested upon our IPO during the nine months ended September 30, 2013.

Research and Development.   Research and development expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 remained flat.

The $8.8 million decrease in research and development expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to decreases of $6.2 million and $0.9 million in stock-based compensation and outside services, respectively.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products.

Sales and Marketing. The $2.7 million increase in sales and marketing expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to an increase of $1.3 million and $0.8 million in payroll compensation and stock-based compensation, respectively.

The $1.7 million increase in sales and marketing expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to an increase of $1.7 million and $0.3 million in compensation & benefits and travel & entertainment expense, respectively, partially offset by an decrease of $0.2 million in stock-based compensation.

General and Administrative. The $1.3 million decrease in general and administrative expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was due to decreases of  $1.5 million in legal expenses and $0.3 million in fees charged related to letter of credit activities,  partially offset by an increase of $0.3 million in  benefits and payroll compensation expenses, including stock-based compensation.

The $2.7 million decrease in general and administrative expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to a $3.4 million decrease in stock-based compensation, partially offset by increases of $0.7 million in payroll compensation.

Restructuring and Other. The $2.0 million and $1.9 million increase in restructuring and other expense for the three and nine months ended September 30, 2014, respectively, as compared to the three and months ended September 30, 2013 was primarily due to severance costs related to workforce reductions.

Operating Loss

The following table sets forth our operating loss for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change

	(unaudited, in thousands)			(unaudited, in thousands)
Operating loss	$(37,420)	$(12,115)	$(25,305)	$(89,263)	$(41,707)	$(47,556)

The approximately $25.3 million increase in operating loss for the three months ended September 30, 2014 as compared to the operating loss for the three months ended September 30, 2013 was due to a decrease of $21.9 million in gross profit, coupled by an increase of $3.4 million in operating expenses.

The approximately $47.6 million increase in operating loss for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due to a decrease of $55.5 million in gross profit, offset by a decrease of $7.9 million in operating expenses.

Other Income (Expense), Net

The following table sets forth our other income (expense), net, for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Interest income (expense), net	$7	$(54)	$61	$55	$(1,290)	$1,345
Conversion of promissory notes and remeasurement of warrants and derivatives	—	—	—	—	(23,676)	23,676
Other income (expense), net	$7	$(54)	$61	$55	$(24,966)	$25,021

Other income (expense), net, was higher for the nine months ended September 30, 2014 primarily due to the $22.9 million loss on conversion of convertible promissory notes, $0.9 million of interest expense on our convertible promissory notes, and $0.8 million loss on termination of warrants, all of which were related to our IPO and were recorded during the nine months ended September 30, 2013.

Net Loss

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Net loss	$(37,273)	$(12,269)	$(25,004)	$(89,671)	$(67,165)	$(22,506)

The approximately $25.0 million increase in net loss for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to a decrease of $25.3 million in operating loss, offset by an increase of $0.1 million in other income, net.

The approximately $22.5 million increase in net loss for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2014 was due to an increase of $47.6 million in operating loss, offset by a decrease of $25.0 million in other income, net.

Provision for Income Taxes

Since inception, we have incurred net losses and have not recorded provisions for U.S. federal and state income taxes, except state minimum taxes. We have not reported a benefit for federal and state income taxes in the condensed consolidated financial statements as the deferred tax asset arising from our net operating losses has been offset by a valuation allowance because it was more likely than not that the tax benefit of the net operating losses will not be realized. We have recorded a provision for foreign taxes associated with our foreign subsidiaries.

Liquidity and Capital Resources

As of September 30, 2014, we had $50.1 million in cash and cash equivalents and $60.4 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $19.7 million of foreign government and agency securities as of September 30, 2014. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada. None of the securities deemed sovereign debt was from Greece, Ireland, Italy, Portugal or Spain. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations at least through December 2015.

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

Prior to fiscal year 2013, we funded our operations primarily through private sales of equity securities and debt financing. In March 2013, we completed our IPO in which we issued and sold 5,462,500 shares of common stock at a public offering price of $17.00 per share. We received net proceeds of $84.5 million after deducting underwriting discounts and commissions of $6.5 million and paid offering costs of $1.9 million, but before deducting previously paid and unpaid offering expenses of approximately $4.5 million. Our convertible notes converted into 3,764,954 shares of common stock.  We paid $12.0 million in consideration for the termination of certain preferred stock warrants of a related party.    Concurrently with our IPO, we issued and sold in a private placement with a related party 705,881 shares of common stock at the IPO price of $17.00 per share and we received net proceeds of $12.0 million.

We have available a line of credit with a bank, which provides for advances and the issuance of letters of credit of up to $50 million. As of September 30, 2014, there were no borrowings outstanding under the credit agreement; however, $3.2 million of letters of credit were outstanding, leaving $46.8 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of September 30, 2014, we were in compliance with the financial covenants in the credit agreement.

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

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2014	2013	Change
	(unaudited, in thousands)
Cash used in operating activities	$(22,389)	$(1,830)	$(20,559)
Cash used in investing activities	(10,384)	(64,794)	54,410
Cash provided by financing activities	291	75,843	(75,552)

Cash Flows from Operating Activities

Cash flows used in operating activities totaled $22.4 million during the nine months ended September 30, 2014, primarily as a result of a net loss of $89.7 million, which was partially offset by the change in our operating assets and liabilities of $29.0 million, non-cash stock-based compensation of $31.7 million, and depreciation and amortization of $4.7 million.

Cash flows used in operating activities totaled $1.8 million during the nine months ended September 30, 2013, primarily as a result of a net loss of $67.2 million and the change in our operating assets and liabilities of $9.4 million,  which were partially offset by non-cash stock-based compensation expense of $44.5 million, non-cash loss on conversion of convertible promissory notes and termination of warrants of $23.7 million, and depreciation and amortization of $5.0 million.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $10.4 million during the nine months ended September 30, 2014, primarily as a result of $46.6 million in purchases of short-term investments, $8.8 million for the acquisition of Streetlight.Vision, and $4.2 million in purchases of property and equipment, partially offset by $49.2 million in proceeds from sales and maturities of short-term investments.

Cash flows used in investing activities totaled $64.8 million during the nine months ended September 30, 2013,  primarily as a result of $61.5 million in purchases of short-term investments and $3.3 million in purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows provided in financing activities totaled $0.3 million during the nine months ended September 30, 2014 primarily as a result of $6.8 million in proceeds from our employee stock purchase program and the exercise of stock options, partially offset by $5.4 million for taxes paid related to the net share settlement of equity awards.

Cash provided by financing activities totaled $75.8 million during the nine months ended September 30, 2013 and consisted primarily of $84.5 million in net proceeds from the sale of 5,462,500 shares of common stock in our IPO, $12.0 million proceeds from the sale of 705,881 shares of common stock in a private placement, partially offset by the payment of $12.0 million payment for the termination of certain Series A and Series C preferred stock warrants, and $7.7 million for taxes paid related to the net share settlement of equity awards.

Concentration of Credit Risk

We typically extend credit to our customers and meter manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of September 30, 2014,  Commonwealth Edison Company and Virginia Electric and Power Company accounted for 23% and 12%, respectively, of our accounts receivable. As of December 31, 2013, Baltimore Gas and Electric Company, Landis+Gyr AG (acquired by Toshiba Corporation),

Commonwealth Edison Company, and Virginia Electric and Power Company accounted for 26%, 11%, 10%, and 10%, respectively, of our accounts receivable.

To date, we have not had any significant write-offs of uncollectable accounts receivable, and there was no allowance for doubtful accounts as of September 30, 2014 and December 31, 2013.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of September 30, 2014, our financial guarantees that were not recorded on our balance sheet consisted of $44.0 million of standby letters of credit and $15.0 million of surety bonds related to performance guarantees, facility leases, and workers compensation insurance.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2014 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Fixed Income Securities

Our fixed income investment portfolio is denominated in U.S. dollars and consists of various holdings, types and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. A sensitivity analysis was performed on our investment portfolio as of September 30, 2014. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes; however, interest rates do not always move in such a manner and actual results may differ materially. A shift in the yield curve of 100 basis points would have resulted in a change of less than 2% of the fair value of our fixed income securities.

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the bank’s prime interest rate plus an additional margin. As of September 30, 2014, we had not drawn on this credit facility. Our capital leases do not change based on changes in market interest rates.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars and Brazilian real. Consequently, we are subject to foreign currency exchange risk on our customer billings denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the nine months ended September 30, 2014 and 2013.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item  1.Legal Proceedings

EON Patent Litigation.  In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers. Other defendants include Landis+Gyr AG (acquired by Toshiba Corporation), Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc. This lawsuit alleges infringement of United States Patent Nos. 5,388,101 (the “’101 Patent”), 5,481,546 (the “’546 Patent”), and 5,592,491 (the “’491 Patent,” and together with the ‘101 Patent and the ‘546 Patent, the “EON Patents”) by certain networking technology and services that we and the other defendants provide. We filed amended answers, affirmative defenses and counterclaims in August 2012, September 2012, October 2012 and November 2012 denying the plaintiff’s allegations and asserting that the  plaintiff’s patents are invalid.  All of the other named defendants in the case settled with EON prior to trial, which was held in June 2014.  After the trial, the jury determined that we had infringed certain, but not all, of the claims under the EON Patents, and returned a verdict against us in the amount of $18.8 million.  However, the court ruled that there was insufficient evidence to support EON’s allegation of willful infringement and granted our motion to dismiss that claim.  In June 2014, we filed post-trial motions with the court seeking, among other things, judgment as a matter of law to set aside the jury verdict, or in the alternative, a new trial.  In  its post-trial motions, EON sought pre-judgment interest and attorneys’ fees.  All of the EON Patents have expired and therefore EON is not seeking, and EON may not recover, any additional sums as royalties for our sales of products going forward.

In October 2014, the court issued an order under seal ruling on some of the parties’ post-trial motions. In the ruling, the court reduced the damage award from $18.8 million to $13.0 million, and in November 2014, the court entered an order directing us to pay damages in the reduced amount.    The court has also directed EON to recomputed its request for pre-judgment interest to account for the reduction in the damages award.

We continue to believe that the evidence and the law do not support the jury’s findings of infringement, validity, and the award of damages, and intend to continue vigorously defending the action, including exercising all available appeals.  As of fiscal year ended December 31, 2013, we had accrued an immaterial charge in our financial statements for this lawsuit, and as of September 30, 2014, we had not made any further accrual related to this matter.  However, given the inherent uncertainty in predicting the ultimate outcome of post-trial motions and the appeals process, we believe it is reasonably possible that a material loss of up to $13.0 million may result from these proceedings.  In continuing to assess the impact of the jury verdict and the judge’s order on our financial statements, we will continue to evaluate the jury verdict, the court’s recent order ruling on the post-trial motions and the likelihood of a successful appeal.

 Transdata/OG&E Patent Litigation.  In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company (“OG&E”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company (“GE”) meters with our wireless modules.  We have agreed with GE to contribute to the indemnification and defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, which the court ruled upon in June 2013. A hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013.  In May 2014, GE filed reexamination requests on the TransData patents at issue with the U.S. Patent and Trademark Office (the “USPTO”).  In October 2014, OG&E filed a motion to stay the litigation pending the reexamination of the patents by the USPTO.  We believe that OG&E has meritorious defenses to TransData’s allegations, and we intend to vigorously defend against the action together with OG&E and GE.

Linex Patent Litigation.  In March 2013, Linex Technologies, Inc., a non-producing entity, or Linex, filed suit against us in United States District Court for the Southern District of Florida. Linex alleged that certain of our networking technology infringes United States Patent Nos. 6,493,377 and 7,167,503. We filed an answer in May

2013. In January 2014, the court granted the plaintiff’s request for a stay of the matter, pending reexamination of the patents at issue by the USPTO.  In September 2014, Linex amended certain patent claims and canceled certain other patent claims based upon the USPTO’s completed reexaminations, and in October 2014, the court lifted the stay of the matter.  The trial has been scheduled for November 2015.  We believe that we have meritorious defenses to Linex’s allegations and intend to continue vigorously defending against the action.

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

We have incurred significant losses to date, with an accumulated deficit of $706.9 million as of September 30, 2014. For the nine months ended September 30, 2014 and the years ended December 31, 2013, 2012, and 2011, we incurred net loss of $89.7 million, $66.8 million, $89.7 million, and $92.4 million, respectively. We expect these losses to continue. We may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, non-GAAP revenue and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. While our revenue and non-GAAP revenue have increased in recent periods, there can be no assurances that our revenue and non-GAAP revenue will continue to increase or will not decrease on a quarterly or annual basis. For example, we had lower revenue and non-GAAP revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and lower revenue and non-GAAP revenue for the three months ended September 30, 2014 compared to the three months ended June  30, 2014. We expect revenue, non-GAAP revenue, non-GAAP gross margin and adjusted EBITDA to fluctuate from period to period throughout 2014 and beyond. We also expect operating losses in certain future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Key Non-GAAP Financial Measures”  above.

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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of September 30, 2014 and December 31, 2013, we had $617.4 million and $524.7 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

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

The market for our products and services, and smart grid and smart city technology generally, is still developing, and it is uncertain whether our products and services will achieve and sustain high levels of demand and market acceptance. Our near-term and long-term success will depend to a substantial extent on the willingness and ability of utilities to implement smart grid technology. Many utilities lack the financial resources and/or technical expertise required to evaluate, deploy and operate smart grid technology. Utilities’ activities are governed by regulatory agencies, including public utility commissions, which may not create a regulatory environment that is conducive to the implementation of smart grid technologies in a particular jurisdiction. Furthermore, some utilities may be reluctant or unwilling to adopt smart grid technology because they do not perceive the benefits or are unable to develop a business case to justify the up-front and ongoing expenditures. If utilities do not implement smart grid technology or do so in fewer numbers or more slowly than we expect, our business and operating results would be adversely affected. For example, in the past, the rate of smart grid adoption slowed due to uncertainty surrounding the timing and tax treatment of U.S. government stimulus funding, negative publicity and consumer opposition, and regulatory investigations. These uncertainties caused many potential customers that had been considering smart grid programs in the United States to further evaluate their smart grid initiatives and delay their procurement processes or extend their deployment schedules. Smart grid adoption in international markets has trailed adoption in the United States as international markets continue to explore the technology and define the benefits and regulatory requirements for the smart grid.

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

The safety and security of the power grid, the accuracy and protection of the data collected by meters and transmitted via the smart grid, concerns about the safety of smart meters following recent meter-related fires, and concerns about the safety and perceived health risks of using radio frequency communications have been the focus of adverse publicity. For example, in Northern California, PG&E’s full-scale deployment of our networking platform and advanced metering solution has been subject to continued scrutiny following allegations of inaccurate bills generated by newly-installed “smart meters” and safety concerns about the levels of radio frequency electromagnetic fields emitted by the wireless communications technology used by the meters. As a result, the California State Senate created a special committee and the California Public Utilities Commission, or CPUC, hired an independent investigator to review the installation and use of advanced metering products. Negative publicity and consumer opposition in California, Maine and elsewhere have caused other utilities or their regulators to respond by delaying or modifying planned smart grid initiatives, mandating that utilities allow their customers to opt out of smart metering programs, or calling for investigations and/or implementation of unfavorable regulations and legislation. For example, in January 2012, the CPUC ruled that PG&E must let its customers retain or receive an analog meter, for nominal initial and monthly fees, if they, for any reason, opt out of PG&E’s deployment of PG&E’s smart meters. Similarly, outside the United States, public concern over smart grid projects in places such as Victoria, Australia has resulted in increased government scrutiny. Additionally, testing commissioned by the CPUC and other organizations could, in the future, contain negative information regarding the accuracy and safety of smart grid solutions. Finally, smart grid projects by other companies may be, or could be viewed by the public as, unsuccessful. Any of the foregoing factors could directly impact our current or future deployments, as well as inhibit the growth of the overall smart grid market, either of which could cause our business to suffer.

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

Our products are complex and may contain defects or experience failures due to any number of issues in design, materials, deployment and/or use. If any of our products contain a defect, compatibility or interoperability issue or other error, we may have to devote significant time and resources to find and correct the issue. Such efforts could divert the attention of our management team and other relevant personnel from other important tasks. We have in the past experienced product defects due to a faulty component supplied by a third-party, and recorded significant costs associated with warranty claims, write-offs of returned products and customer repair programs implemented as a result. A product defect, product recall or a significant number of product returns could be expensive, damage our reputation and relationships with our customers and third-party vendors, result in property damage or physical injury, result in the loss of business to competitors, and result in litigation against us. Costs associated with field replacement labor, hardware replacement, re-integration with third-party products, handling charges, correcting defects, errors and bugs, or other issues could be significant and could materially harm our financial results.

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

Competition in our market is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new solutions, applications and services in a timely and efficient manner. Our competitors range from small companies to very large and established companies. These competitors offer a variety of products and services related to the smart grid and smart city and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications vendors, street light providers, and other service providers. We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Elster Group GmbH, Itron Inc., Landis+Gyr AG (which was acquired by Toshiba Corporation), Sensus Metering Systems Inc. and Trilliant Holdings, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as S&C Electric Company and Schweitzer Engineering Laboratories, Inc. We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including C3 Inc., Coulomb Technologies Inc., Grid Net Inc., Opower Inc., and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Echelon Corporation, Harvard Engineering PLC, Telensa Limited, and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others. Furthermore, other large companies such as Alcatel-Lucent, AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Siemens AG, Sprint Nextel Corporation, Vodafone Group Plc, and Verizon Communications Inc. have announced plans to pursue business opportunities related to the smart grid and smart city. As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid and smart city, some of which may be competitive with our offerings.

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

We have substantially expanded our overall business, customer base, employee headcount and operations both domestically and internationally in the past, and may do so in the future in response to market conditions and opportunities.  Our expansion has placed, and any future growth could continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer. Moreover, we may from time to time decide to undertake cost savings initiatives, such as additional restructurings, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from customers or other third parties. These charges would affect our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying cost savings initiatives.

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

There can be no assurance that a deterioration in financial markets will not impair our ability or our customers’ ability to obtain financing in the future, including, but not limited to, our or our customers’ ability to incur indebtedness if necessary. In addition, there could be several residual effects from the credit crisis on our business, including insolvency of certain of our key customers or suppliers, which could result in the inability of our customers to obtain credit to finance purchases of our products.

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

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. For example, we are currently engaged in litigation as further described in “Legal Proceedings” above.  In addition, we may be contractually obligated to indemnify our customers or other third parties that use or resell our products in the event our products are alleged to infringe a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. For example, in June 2014, the jury in a patent infringement case returned a verdict against us in the amount of $18.8 million which was subsequently reduced to $13.0 million in October 2014, as further described in “Legal Proceedings” above.    If we cannot or do not license alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2014, we had 67 issued patents and 70 patent applications pending in the United States. In foreign jurisdictions, we have 128 patents granted and 90 patent applications pending, which are collectively based on 62 U.S. patent applications. Our patents expire at various times between 2015 and 2032.  We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the New York Stock Exchange. Achieving and maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, has increased and may further increase our legal, accounting and financial compliance costs, has made  and may further make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and, in the future, internal control over financial reporting. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we have recently been required to include in our periodic reports filed with the SEC, beginning with the year ending December 31, 2014 under Section 404(a) of the Sarbanes-Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our annual reports filed with the SEC, beginning for the year ending December 31, 2018, unless, under the JOBS Act, we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

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

Our cash equivalent and short-term investment portfolio as of September 30, 2014 consisted of $110.5 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2014, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Prior to our IPO in March 2013, there had not been a public market for our common stock. If you purchase shares of our common stock, you may not be able to resell those shares at or above your purchase price. An active or liquid market in our common stock may not be sustainable. The trading prices of the securities of technology companies have been highly volatile, and the trading price of our common stock has been and may continue to be volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended September 30, 2014, the closing price of our common stock on the New York Stock Exchange ranged from $9.03 to $13.85 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the holders of an aggregate of 16,466,097 shares of our common stock have rights, subject to some conditions, that require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of the resale of these shares under the Securities Act would generally result in the shares becoming freely tradable without restriction. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

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

As of September 30, 2014, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 30.2% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on November 13, 2014.

SILVER SPRING NETWORKS, INC.

By:	/s/ Scott A. Lang
Scott A. Lang Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James P. Burns
James P. Burns Executive Vice President and Chief Financial Officer (Principal Financial Officer)