Form 10-K
period 2014-12-31
SILVER SPRING NETWORKS INC
filed 2015-03-02
CIK 1180079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ◻    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ◻    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	☒
Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $13.33 per share of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $471 million.

The number of shares outstanding of the registrant’s Common Stock as of February 20, 2015 was 49,392,472 shares.

Documents Incorporated by Reference

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2015. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

__________________________

Except where the context requires otherwise, in this Annual Report on Form 10-K, “Company,” “Silver Spring,” “we,” “us” and “our” refer to Silver Spring Networks, Inc. and its subsidiaries.

Silver Spring Networks, Silver Spring, the Silver Spring Networks logo, CustomerIQ, GridScape, UtilityIQ, UtilOS, SilverLink, Detectent and Streetlight.Vision and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Silver Spring Networks, Inc. or its affiliates.  Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K includes forward-looking statements. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our non-GAAP revenue, backlog, revenue and other aspects of our future results of operations, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I Item 1A. Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.

PART I.

ITEM 1. BUSINESS

Overview

Silver Spring Networks, Inc. has over ten years of experience creating, building and successfully deploying large scale networks and solutions enabling the “internet of things” for critical infrastructure. The “internet of things” refers to a system where a diversity of physical devices has the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading smart grid network by applying advanced networking technology and solutions to the power grid. We recently broadened beyond the smart grid to networking other critical infrastructure such as street lights, which enable smarter and more efficient cities.

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

Our Networking Platform

Our networking platform provides customers the ability to communicate with devices connected to the power grid. We originally designed and built our network from the ground up to enable customers to deploy large scale networks for the power grid. The networking platform is comprised of our hardware such as access points and relays, our UtilOS network operating software, and our GridScape management and security software. Key attributes of our networking platform include:

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

As we broaden our networking platform for use to other critical infrastructure, we are finding that customers also look for these networking attributes and performance. We recently announced our fifth generation networking platform, Gen5, and several new Gen5-based products, including the “Milli 5.”  We believe our fifth generation networking platform and products are particularly well-suited to expand our opportunities both within the smart grid as well as the broader “internet of things.”

Our Analytic Platform

Our SilverLink Sensor Network is aimed at helping our customers use the data generated by devices on the network in order to provide insights for decision-making. Leveraging our networking leadership and the distributed intelligence we have at the end of the grid, our solution offers near real-time processing. Our SilverLink Sensor Network does this by turning physical devices on the grid into software-defined sensors. These sensors can then deliver information to any application, or app, at the frequency and at the granularity that makes sense for that app. In addition to our internally-developed apps, our solution enables customers and partners to develop their own apps that can be showcased in the Silver Spring app store. Examples include using data on energy usage for better consumer engagement, using voltage data for improving grid reliability, and delivering faster response times to outages. In January 2015, we acquired Detectent, Inc., or Detectent, which is intended to broaden and deepen our analytics offering with apps in advanced metering and grid operations, non-technical loss, revenue assurance and customer engagement. We intend to continue to expand available apps and sensors, and work with additional partners, over time in an effort to deliver more value into our customer footprint and to grow our primarily recurring managed services and SaaS business.

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

Street Lights

We recently introduced our street light solution. Street lights are a critical element of city infrastructure and the public road system. A large portion of a city’s energy budget is consumed by street lighting and the cost to maintain, replace and manage street lights can be high. By integrating our communications module with a photocell or other control device, cities can retrofit existing lighting and convert it to a networked light. Another approach is to replace legacy lighting with LED lighting which includes an integrated communications module. Networking street lights lowers operating and maintenance costs, and enables better control, providing greater precision for turn-on and turn-off times and variable brightness and enhances energy efficiency.  Our May 2014 acquisition of Streetlight.Vision added control and management software to broaden our smart city and street light offerings.

Our Services

We offer a wide range of services related to the initial deployment and ongoing operation of our networking platform and solutions. Our services include professional services, managed services and software-as-a-service (or SaaS), and customer support.

•

Professional Services. We offer an array of services to help utilities deploy our networking platform and solutions. Our services include network design and optimization, deployment support, software and systems integration, program management, consulting services and training. When requested, we will manage the installation of third-party meters and network infrastructure using outsourced third-party installers. These services, which involve close collaboration with our utility customers’ teams, are critical to the successful and timely deployment of our networking platform and solutions.

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

Customers

For the smart grid we market our networking platform and solutions directly to utilities around the world. For smart city infrastructure, we may sell directly to a utility, a city or work through a third-party service provider. Silver Spring has over 45 customers as of December 31, 2014.

Leading utilities have selected our networking platform to be the foundation of the smart grid. Since inception through December 31, 2014, we have been awarded contracts to network almost 28 million Silver Spring-enabled devices that connect homes and businesses, of which we have delivered more than 20 million.  In addition, as of December 31, 2014, we are working with utilities which represent almost 23 million additional homes and businesses which are piloting or evaluating our networking platform, or deploying our technology in phases. Our customers are located in the United States, Canada, Australia, New Zealand, South America, Asia and Europe.

In 2014, the deployments for Ched Service Pty Ltd, or CHED, and Progress Energy Service Company LLC (which was acquired by Duke Energy Corporation), or Progress, represented 21% and 13% of our revenue, respectively. In 2014, the deployments for Commonwealth Edison Company, Baltimore Gas and Electric Company, or BG&E, and Virginia Electric and Power Company represented 19%, 13%, and 10% of our non-GAAP revenue, respectively.

Under our master purchase and service agreements with CHED and Progress, we provide our advanced metering networking solution and software, as well as services related to the deployment and ongoing operation of the networking platform.  The deployments for both customers were contemplated to occur over a period of time.  As of December 31, 2014, the deployment for CHED was substantially complete, and the deployment for Progress was complete.  Under each agreement, we will continue to provide service to support the installed network and meters.  Each of the agreements contains negotiated provisions regarding delivery and customer acceptance, warranties, limitations of liability, source code escrow, and termination, among others.

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

Broaden our Solutions and Services. We strive to broaden the scope and value of our solutions and services to maximize the benefit our customers receive from deploying our solutions.  This expansion includes providing existing customers with additional solutions and services from our existing portfolio and developing new solutions to address our customers’ and the market’s evolving needs.  These include developing new hardware and software solutions, many of which are delivered in our managed services and SaaS offering.  By offering our solutions as a service, we believe we can create greater value for our customers and also for us.  As a result, we intend to expand the number of managed services and SaaS solutions we offer.

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

We believe that by continuing to execute our strategy and connect more and more devices, we will experience a network effect that could establish our networking platform as the industry standard by providing more products and services to a growing number of installed customer endpoints.

Order Backlog

Our order backlog represents future billings for open purchase orders and other firm commitments. As of December 31, 2014, our order backlog was approximately $108 million, of which $59 million is expected to be fulfilled in 2015.   As of December 31, 2013, our order backlog was approximately $99 million.

Total Backlog

Our total backlog represents future product and service billings that we expect to generate pursuant to contracts that we have entered into with our customers and third-party device manufacturers. Our total backlog includes our order backlog, which represents future billings for open purchase orders and other firm commitments. As of December 31, 2014, our total backlog was approximately $921 million, and we expect to fulfill the majority of our total backlog over the next three years.

Our customer contracts are typically structured as master purchase and service agreements, or MSAs, under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer or third-party device partner to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our customers and third-party device manufacturers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals, customer funding uncertainties, and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past and may in the future cause us to extend the deployment schedule or make modifications under customer contracts. In addition, under the MSAs, our customers generally have the right to terminate the MSA for any reason, including for their sole convenience, a material breach or insolvency on our part, or their inability to obtain required regulatory approval. The occurrence of such adjustments and terminations could materially reduce the amount of, or delay the fulfillment of, our total and order backlog.

Our estimates of total backlog and order backlog to be fulfilled are forward-looking statements based on contractual terms and conditions, as well as our expectations as of the date of this Annual Report on Form 10-K. We believe our estimates were prepared on a reasonable basis, reflect the best currently available estimates and judgments, and reflect the assumptions and considerations on which we base our belief that we will fulfill delivery of product and performance of services and bill for such product and services. However, these estimates should not be relied upon as an indication of actual future non-GAAP revenue or revenue, and you should not place undue reliance on these estimates. Any differences among these assumptions and our actual experiences may lead to financial results in future periods that differ significantly from our current estimates. See Item 1A. Risk Factors-- Amounts included in our total backlog and order backlog may not result in actual non-GAAP revenue or revenue or translate into profits. Information regarding total backlog and order backlog is designed to summarize the financial terms of our agreements and is not intended to provide guidance on our future non-GAAP revenue, revenue, operating results, profitability or cash flow.

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

To meet the needs of the market, we have developed relationships with a large number of third parties who have optimized their products to integrate with our networking platform. This approach enables us to deliver end-to-end offerings that address the needs of our customers, offering best-in-class products with a diversity of supply options, while lowering technology risk and accelerating implementation times. We have built a broad ecosystem of technology partners and vendors along with third-party resellers to support the sales, integration, service and delivery of solutions to our customer base.  The composition of our vendors varies between customer projects, depending on each project’s scope and requirements. Our hardware partners manufacture various devices including meters, capacitor bank controllers, smart thermostats and street lights. Our software partners provide various applications including meter data management, consumer information management, energy management, energy analytics and street light management.

Marketing and Sales

We market and sell our products primarily through our direct sales force. In some cases, we may sell our products to third-party service providers or resellers. We continue to invest significantly in direct sales efforts and in increasing our brand awareness, as we expand internationally and broaden our product portfolio because we believe it is critical that we maintain a direct relationship with our existing and prospective customers. We currently have personnel in various locations across the United States, as well as in Australia, Brazil, France, Hong Kong, Singapore, Portugal and the United Kingdom, and we plan to expand to other international locations.

Sales Process

We believe that our demonstrated experience of networking millions of critical infrastructure devices allows us to understand the unique needs of our customers and the markets in which they operate. Given the strategic impact of our networking platform on our customers, our customers’ decision-making processes typically involve top-level executives and large multi-functional teams across many organizational layers. For the smart grid, utilities generally undertake extensive budgeting, procurement, competitive bidding, technical and performance review, and regulatory approval processes that can take several years to complete for the advanced metering deployment. Distribution automation and demand side management can have shorter sales cycles given the capital required for the project may be covered within the utility’s existing capital budget. Municipal governments and other potential customers for our smart city products also typically conduct exhaustive evaluations of potential technologies and may be more inclined to purchase turn-key services from us or our partners for the implementation of their projects.  Customers may conduct both lab testing and field pilot projects to verify the functionality of our products prior to awarding a contract for a larger deployment. We work closely with customers to develop measurable success criteria for these projects and often assist potential utility customers in the development of an internal business case to quantify the value proposition of our products and services. In addition to working with utilities or city governments directly, we sometimes work with systems integrators or agents, particularly when entering foreign markets where we may lack longer-term relationships with local potential customers. In these instances, by working with the parties who do have these relationships, we hope to gain a foothold in new markets more quickly.

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

For example, for our advanced metering solution, our communications modules are integrated into meters manufactured by third parties, such as General Electric Energy, Landis+Gyr AG and Secure Meters. Substantially all of our communications modules sales are fulfilled in this manner, and we receive payment directly from these meter vendors. We believe that allowing our utility customers to purchase meters that have been integrated with our communications modules directly from multiple meter vendors creates a diversity of supply options and reduces their supply chain risk. A similar structure is used in our street light solution, where fulfillment of our communications modules is often completed by our partners who manufacture lighting fixtures or control modules. Our remaining products and services are delivered and billed by us directly to our customers. Alternatively, we may resell third-party devices, such as meters integrated with our communications modules or HAN devices, directly to our utility customers. Regardless of the method of fulfillment, we maintain a direct and ongoing relationship with our utility customers.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to continually invest in the advancement of our networking platform and solutions, including investing in our core network technologies, expanding the functionality of our current solutions, and developing new solutions and applications to address evolving customer needs. In addition, we intend to continue expanding the interoperability of our products with those of our partners and adapting our products for use in international markets. We are also focused on continually improving our hardware product design to further reduce manufacturing costs and cycle time. Our research and development expenses were $64.8 million, $77.0 million, and $62.0 million during the years ended December 31, 2014, 2013, and 2012, respectively.

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

Our contract manufacturers provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, quality control testing, warranty repair, and shipment to our utility customers and meter partners. We currently have two primary manufacturing relationships, Plexus Corp. and Celestica Inc. Our hardware products are manufactured at our contract manufacturers’ facilities in the United States and Thailand. The finished communications modules are shipped directly to our meter, device and street light partners for integration into their devices prior to being shipped to our customers. Other finished hardware products, such as our networking hardware and gas IMUs, are generally shipped directly to our customers.

Under the terms of our manufacturing professional service agreement with Plexus, Plexus manufactures our networking products (access points, relays, and bridges) and end points (communications modules, and gas modules) and ships them directly to end customers, or in the case of communications modules ships them to our meter, device or street light partners for integration into their devices.  Plexus procures components on our behalf based on our purchase orders and forecasts.  We have agreed-to product transformation pricing through 2016, no product exclusivity requirements, a minimum purchase commitment over 24 months, and standard provisions for handling excess and obsolete inventory.  The agreement contains typical provisions regarding warranty, indemnity, and limitations of liability, each of which were negotiated during the contracting process.

Under the terms of our manufacturing service agreement with Celestica, Celestica manufactures communications modules and ships them to our meter, device or street light partners for integration into their devices.  Celestica procures components on our behalf based on our purchase orders and forecasts.  We have agreed-to product transformation pricing, no product exclusivity requirements, a minimum purchase commitment over 24 months, and standard provisions for handling excess and obsolete inventory.  The agreement contains typical provisions regarding warranty, indemnity, and limitations of liability, each of which were negotiated during the contracting process.

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

Furthermore, other large companies such as Alcatel-Lucent, AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Siemens AG, Sprint Nextel Corporation, Vodafone Group Plc, and Verizon Communications Inc. have announced plans to pursue business opportunities related to the smart grid and smart cities. As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid and smart cities, some of which may be competitive with our offerings.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2014, we had 72 issued patents and 73 patent applications pending in the United States. In foreign jurisdictions, we had 141 patents granted and 76 patent applications pending, which are collectively based on 62 U.S. patent applications. Our patents expire at various times between 2015 and 2033. We also have registered and unregistered trademarks in the United States and several foreign jurisdictions. We generally require employees, consultants, utility customers, suppliers and partners to execute confidentiality agreements with us that restrict the disclosure of our intellectual property, and we generally require our employees and consultants to execute invention assignment agreements with us that protect our intellectual property rights.

Employees

As of December 31, 2014, we had a total of 576 regular full-time employees, including 54 employees located outside the United States. Our employees in Brazil are represented by a union in accordance with local statutory requirements, but none of our other employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Executive Officers

Our executive officers and their ages as of February 1, 2015 are as follows:

Name	Age	Position(s)
Scott A. Lang	52	Chairman of the Board of Directors, President and Chief Executive Officer
Richard S. Arnold, Jr.	51	General Counsel and Secretary
James P. Burns	50	Executive Vice President and Chief Financial Officer
Eric P. Dresselhuys	50	Executive Vice President, Global Sales and Development
Donald L. Reeves III	47	Executive Vice President, Engineering and Managed Services
Theresa Stynes	55	Vice President, Human Resources
Raj Vaswani	49	Chief Technology Officer

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

Eric P. Dresselhuys joined us in July 2002 and has served in a number of executive-level sales and marketing roles, most recently as our Executive Vice President, Global Sales and Development since December 2014. From 1997 to 2002, Mr. Dresselhuys was Vice President, Sales and Marketing for Innovatec Corporation, a provider of Advanced Metering and related systems. Prior to joining Innovatec, Mr. Dresselhuys worked at Procter & Gamble, where he held a variety of sales and marketing positions, including leading corporate sales teams and managing new product introductions for the Household Cleaning division. He holds a B.S. in Economics from the University of Wisconsin, Madison.

Donald L. Reeves III joined us in February 2005 and has served in a number of executive-level engineering and product roles, most recently as our Executive Vice President, Engineering and Managed Services since February 2013. From August 2003 to October 2004, Mr. Reeves served as Vice President, Engineering of Black Pearl, Inc., a provider of decision management software. From March 2001 to August 2003, he served as Vice President, Application Engineering of Commerce One, Inc., a provider of e-commerce solutions. Prior to Commerce One, Mr. Reeves managed the software development organizations at a pair of start-up companies, MyTurn.com, Inc. and GlobalPC Inc., providers of personal computers, from August 1998 to February 2001. From December 1990 to August 1998, Mr. Reeves held various engineering positions at Geoworks Corporation, a provider of operating systems, applications and wireless online services. Mr. Reeves holds a B.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley.

Theresa Stynes has served as Vice President, Human Resources since July 2014, after serving as our Director of Human Resources from August 2009 through June 2014.  From September 2000 to August 2009, Ms. Stynes worked at Sun Microsystems as a Business Partner supporting various global organizations.  From 1982 to 1997, Ms. Stynes held various roles at Bank of America, including Vice President/Human Resources and Assistant Vice President/Group Operations Manager. She holds a B.S. in Business Administration and an M.S. in Industrial/Organizational Psychology, both from San Francisco State University.

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

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Notes 1 and 11 of our Notes to Consolidated Financial Statements included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10‑K.

Corporate Information

We were incorporated in the State of Delaware on July 3, 2002 as Real Time Techcomm, Inc. On August 6, 2002, we changed our name to Silver Spring Networks, Inc. Our principal executive offices are located at 555 Broadway Street, Redwood City, California 94063, and our telephone number is (650) 839-4000. Our website address is www.silverspringnet.com.

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

We have incurred significant losses to date, with an accumulated deficit of $706.4 million as of December 31, 2014. For the years ended December 31, 2014, 2013, and 2012, we incurred net loss of $89.2 million, $66.8 million, and $89.7 million, respectively. We expect these losses to continue. We may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, non-GAAP revenue and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Our revenue and non-GAAP revenue have fluctuated in recent periods, and has in the past decreased on a quarterly basis and on an annual basis. There can be no assurances that our revenue and non-GAAP revenue will increase, or will not continue to decrease on a quarterly or annual basis. We expect revenue, non-GAAP revenue, non-GAAP gross margin and adjusted EBITDA to fluctuate from period to period throughout 2015 and beyond. We also expect operating losses in certain future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Non-GAAP Financial Measures”  below.

The factors that may affect the unpredictability of our quarterly results and cause our stock price to fluctuate include, but are not limited to:

•	long, and sometimes unpredictable, sales and customer deployment cycles;
•	changes in the mix of products and services sold;
•	our dependence on a limited number of customers;
•	the timing of acceptance of our products and services by our customers, which can have a material impact on when we recognize related revenue under our revenue recognition policies;
•	delays in regulatory approvals for our customers and customer deployments;
•	changing market conditions;
•	competition;
•

failures of our products, components that we use in our products, or third-party devices containing our products that delay deployments, cause bodily injury, death or property damage, harm our reputation or result in high warranty costs, contractual penalties or terminations;

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

Sales cycles with our prospective customers, particularly to utilities, which are our primary set of prospective customers, tend to be long and unpredictable. Utilities generally have extensive budgeting, procurement, competitive bidding, technical and performance review, and regulatory approval processes that can take up to several years to complete. Utilities may choose, and many historically have often chosen, to follow industry trends rather than be early adopters of new products or services, which can extend the lead time for or prevent acceptance of more recently introduced products or services such as ours. In addition, in many instances, a utility may require one or more pilot programs to test new products and services before committing to a larger deployment. These pilot programs may be quite lengthy and further delay the sales cycle with no assurance that they will lead to a larger deployment or future sales. Furthermore, to the extent our products are required to be deployed with the products of others, such as meters, delays related to such third-party products will further lengthen the sales cycle.

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

The lengthy sales cycles of our products and services also make it difficult to forecast new customer deployments, as well as the volume and timing of orders, which in turn makes forecasting our future results of operations challenging. In the event that we publicly disclose any forecasts of our future results of operations or other performance metrics and those forecasts ultimately turn out to be inaccurate, the value of our common stock could significantly decline.

Our revenue is not predictable and recognition of a significant portion of it will be deferred into future periods.

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of December 31, 2014 and 2013, we had $609.6 million and $524.7 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

Amounts included in our total backlog and order backlog may not result in actual non-GAAP revenue or revenue or translate into profits.

Our total backlog represents future product and service revenue and non-GAAP revenue that we expect to generate pursuant to contracts that we have entered into with our customers and third-party device manufacturers. Our total backlog includes our order backlog, which represents future revenue and non-GAAP revenue for open purchase orders and other firm commitments. We anticipate that our total backlog and order backlog will fluctuate from period to period throughout 2015 and beyond.

We cannot guarantee that our total backlog or order backlog will result in actual non-GAAP revenue or revenue in the originally anticipated period, or at all. In addition, the contracts reflected in our total backlog and order backlog may not generate margins equal to or better than our historical operating results. We have a short history of tracking total backlog and order backlog on a consistent basis as performance measures and as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our total backlog and order backlog. Our customer contracts are typically structured as master purchase and service agreements, or MSAs, under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our customers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past and may in the future cause us to extend the deployment schedule or make modifications under customer contracts. In addition, under our MSAs, our customers generally have the right to terminate the MSA for any reason, including for their sole convenience, a material breach or insolvency on our part or their inability to obtain required regulatory approval. The occurrence of such adjustments or terminations could materially reduce the amount of, or delay the fulfillment of, our total and order backlog. If our total backlog or order backlog fails to materialize as expected, we could experience a material reduction in future non-GAAP revenue, revenue, operating results or cash flow.

We are dependent on the utility industry, which has experienced volatility in capital spending. This volatility could cause our results of operations to vary significantly from period to period.

We derive a substantial portion of our revenue and non-GAAP revenue from sales of products and services directly and indirectly to utilities. Similar to other industries, the utility industry has been affected by recent economic factors, including continued global economic uncertainty. Purchases of our products and services may be reduced or deferred as a result of many factors including economic downturns and uncertainty, slowdowns in new residential and commercial construction, a utility’s access to capital on acceptable terms, the timing and availability of government grants or incentives, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions, consumer opposition and fluctuating interest rates. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the recurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States or in our industry. We have experienced, and may in the future experience, variability in operating results on an annual and a quarterly basis as a result of these factors. Because a significant portion of our expenses is fixed in the short term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. This could materially and adversely affect our operating results, financial condition and cash flows.

Substantially all of our current products depend on the availability and are subject to the regulation of radio spectrum in the United States and abroad.

Substantially all of our current products are designed to communicate wirelessly via radio frequencies and therefore depend on the availability of adequate radio spectrum in order to operate. While these products are designed to operate in a variety of different frequencies to allow us to adapt our solutions to local market conditions, or by using other technologies such as cellular, in the United States they are primarily designed to form a wireless RF mesh using the unlicensed 902-928 megahertz, or MHz, band. The 902-928 MHz band is available for a wide variety of uses and requires us to manage interference by other users who operate in accordance with the Federal Communications Commission, or FCC, rules. The unlicensed frequencies are also often the subject of proposals to the FCC requesting a change in the rules under which such frequencies may be used. In the past, the FCC has re-allocated spectrum for new or additional uses, and has adopted changes to the requirements for equipment using radio spectrum. It is possible that the FCC or the U.S. Congress could adopt additional changes, which may be incompatible with our current or future product offerings, as well as products currently installed in the field, or require them to be modified at significant, or even prohibitive, cost. If the unlicensed frequencies become unacceptably crowded, restrictive or subject to changed laws, regulations or rules governing their use, our business, financial condition and results of operations could be materially and adversely affected.

Our international growth and future success also depend on the availability of radio spectrum that is compatible with our products, including Gen5, our next-generation networking technology, and on our ability to develop products that use alternative communications technology as we continue to integrate our products with products from additional device partners. Certain international markets, such as Europe, use and may continue to use different spectrum bands than the United States, which has in the past and may continue to require us to make modifications to our products in order to operate within the designated spectrum.  Additionally, we have in the past and may in the future seek rights and seek to certify our products for use using a variety of spectrum in various markets, such as New Zealand, Singapore, Brazil, the United Kingdom and a number of other markets, however we may not be granted such rights or certifications in all countries.  In many other countries, there may not be spectrum available or we may be required to obtain a license to operate in a frequency band that is not immediately compatible with our products. Licenses to appropriate spectrum in these countries may be unavailable or only available at unreasonably high prices. Similarly, in the event that we were only able to obtain a license in a different frequency band, the cost of modifying or redesigning our products to make them compatible with available spectrum could be significant or even cost-prohibitive. Alternatively, if we are not able to obtain available spectrum on financially advantageous terms, we may not be able to compete without investing in alternative communication technology. Moreover, interference caused by others who do not comply with regulatory or statutory requirements could further limit the availability of spectrum that is compatible with our products. If limitations on the availability of spectrum or the cost of making necessary modifications or investments in new technology preclude us from selling our products in markets outside of the United States, our growth, prospects, financial condition and results of operations could be materially and adversely affected.

A limited number of our customers are responsible for a significant portion of our non-GAAP revenue, revenue and cash flow. A decrease in sales to these customers or delays in customer deployments could have a material adverse effect on our operating results and financial condition.

A substantial majority of our revenue, non-GAAP revenue and cash flow depends on relatively large sales to a limited number of customers. The combination of lengthy sales cycles and relatively large sales to a small number of customers increases the risk of quarterly fluctuations in our non-GAAP revenue, revenue and operating results. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for further information regarding customer concentration. Our MSAs do not impose purchase obligations on our customers until we have received a purchase order or agreed to a statement of work. Further, the MSAs are typically subject to termination for any reason, including for convenience following a specified notice period. We expect that a limited number of customers will continue to account for a substantial portion of our revenue and non-GAAP revenue in future periods. Changes in the business requirements, vendor selection, or purchasing behavior of our customers could significantly decrease our sales. In addition, our MSAs are complex, often requiring close coordination with our customers over extended preparation and deployment periods and involving large-scale delivery of our products and services. From time to time we have experienced and may in the future experience challenges in satisfying our customers throughout these preparation and deployment periods regarding all aspects of our performance. Additionally, we have in the past received correspondence from customers claiming that there have been deficiencies in our timeliness and coordination regarding hardware, software and services for deployment, and requesting that we remedy the deficiencies noted. If we are unable to address customers’ concerns, we could be required to pay penalties, liquidated damages or other expenses, the customer could terminate our MSA and our reputation could be damaged. Additionally, delays in customer deployments have in the past, and could in the future, affect our results of operations. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

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

Our success in the smart grid market also depends on our ability to expand beyond advanced metering sales and sell additional products and services, such as distribution automation, demand-side management, and our data analytics platform. There can be no assurance that these products and services will be accepted by utilities or consumers. Similarly, our future success depends on our ability to expand our business beyond the smart grid into smart city infrastructure, such as with our street light solution. There can be no assurance that this or other smart city products and services will be accepted by cities or other potential customers. Other competing products and services for both the smart grid and smart city may emerge and may be more successful.

Adverse publicity about, or consumer or political opposition to, the smart grid could inhibit the growth of the overall market.

The safety and security of the power grid, the accuracy and protection of the data collected by meters and transmitted via the smart grid, concerns about the safety of smart meters following recent meter-related fires, and concerns about the safety and perceived health risks of using radio frequency communications have been the focus of adverse publicity. For example, in Northern California, PG&E’s full-scale deployment of our networking platform and advanced metering solution was subject to scrutiny following allegations of inaccurate bills generated by newly-installed “smart meters” and safety concerns about the levels of radio frequency electromagnetic fields emitted by the wireless communications technology used by the meters. As a result, the California State Senate created a special committee and the California Public Utilities Commission, or CPUC, hired an independent investigator to review the installation and use of advanced metering products. Negative publicity and consumer opposition in California, Maine and elsewhere have caused other utilities or their regulators to respond by delaying or modifying planned smart grid initiatives, mandating that utilities allow their customers to opt out of smart metering programs, or calling for investigations and/or implementation of unfavorable regulations and legislation. Similarly, outside the United States, public concern over smart grid projects in places such as Victoria, Australia has resulted in increased government scrutiny. Additionally, testing commissioned by the CPUC and other organizations could, in the future, contain negative information regarding the accuracy and safety of smart grid solutions. Finally, smart grid projects by other companies may be, or could be viewed by the public as, unsuccessful. Any of the foregoing factors could directly impact our current or future deployments, as well as inhibit the growth of the overall smart grid market, either of which could cause our business to suffer.

Security breaches involving our products or services, publicized breaches in smart grid or smart city products and services offered by others, or the public perception of security risks or vulnerability created by the deployment of the smart grid or smart city in general, whether or not valid, could harm our business.

The security technologies we have integrated into our networking platform and solutions that are designed to detect unauthorized activity and prevent or minimize security breaches may not function as expected and there can be no assurance that our products and services, those of other companies with whose products our products and services are integrated or interact, or even the products of other smart grid and smart city solutions providers, will not be subject to significant real or perceived security breaches.

Our networking and analytics platforms allows utilities to collect, monitor, store, compile and analyze sensitive information related to consumers’ energy usage, as well as the performance of different parts of the power grid. As part of our data transfer and managed services and SaaS services, we may store and/or come into contact with sensitive consumer information and data when we perform operational, installation or maintenance functions for our customers. If, in handling this information, we, our partners or our customers fail to comply with privacy or security laws, we could face significant legal and financial exposure to claims of government agencies, customers and consumers whose privacy is compromised. Even the perception that we, our partners or our customers have improperly handled sensitive, confidential information could have a negative effect on our business. In addition, third parties may attempt to breach our security measures or inappropriately use or access our network services or the network hardware and software we have in the field through computer viruses, physical or electronic break-ins, and other means. If a breach is successful, sensitive information may be improperly obtained, manipulated or corrupted, and we may face legal and financial exposure. In addition, a breach could lead to a loss of confidence in our products and services and our business could suffer.

Our current and anticipated future products and services allow authorized personnel to remotely control equipment at residential and commercial locations, at various points on the power grid, and at various points in a city’s critical infrastructure. For example, our software allows a utility to remotely connect and disconnect electricity at specific customer locations. If an unauthorized third-party were to breach our security measures and disrupt, gain access to or take control of any of our products or services, our business and reputation could be severely harmed.

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

Our products are complex and may contain defects or experience failures due to any number of issues in design, materials, deployment and/or use. If any of our products contain a defect, compatibility or interoperability issue or other error, we may have to devote significant time and resources to find and correct the issue. Such efforts could divert the attention of our management team and other relevant personnel from other important tasks. A product defect, product recall or a significant number of product returns could be expensive, damage our reputation and relationships with our customers and third-party vendors, result in property damage or physical injury, result in the loss of business to competitors, and result in litigation against us. Costs associated with field replacement labor, hardware replacement, re-integration with third-party products, handling charges, correcting defects, errors and bugs, or other issues could be significant and could materially harm our financial results. We have in the past experienced product defects due to faulty components supplied by third-parties, and recorded significant costs associated with warranty claims, write-offs of returned products and customer repair programs implemented as a result.

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

Our business depends on our ability to integrate our communications modules, including Gen5, our next-generation networking technology, into devices manufactured by third-party vendors. For example, for our advanced metering solution, our communications modules are integrated into electricity meters that are manufactured by third parties such as General Electric Company, Landis+Gyr AG, and Secure Meters Limited, or Secure Meters, among others. A similar structure is used in our street light solution, where fulfillment of our communications modules is often completed by our partners who manufacture lighting fixtures or control modules. In a typical deployment, our customer purchases our communications modules from one or more third-party device manufacturers after integration into the device. Accordingly, even if demand for our products is strong, we have in the past and may in the future be constrained by the production capacity and priorities of the device manufacturers. In addition, several of these device manufacturers offer competing products, partner with other providers or may otherwise choose not to integrate our communications modules with their devices. If for technical or any other reason we were to lose the ability to integrate our communications modules with devices manufactured by third parties, or if our relationships with device manufacturers were to be terminated or renegotiated on unfavorable terms, our business, financial condition, and operating results could suffer. Further, there have been instances where devices with which our technology had been integrated experienced defects or had other problems that were unrelated to our technology. If this occurs in the future and the defects or problems are more significant or occur more frequently, our reputation could suffer and our business could be harmed.

From time to time, we have worked and expect to continue to work with third parties to pursue smart grid and smart city market opportunities. If we are unable to establish and maintain these relationships, or if our initiatives with these third parties are unsuccessful, our business may suffer.

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

As we continue to expand our business and evolve our technology, we may face unexpected challenges in the adoption, deployment and operation of our technology.

The smart grid and smart city market is still expanding and involves rapidly changing technology, which requires us to continue to expand our business and evolve our technology. The current generation of our networking platform and solutions has only been developed in the last several years, and we have only recently announced our next generation networking platform and solutions, Gen5, which should become available in 2015 and continue to evolve over time. We may face unexpected problems or challenges in connection with the introduction and deployment of our new Gen5 platform and solutions, including in the adoption and acceptance by our existing and potential customers, for a variety of reasons such as:

•	real or perceived inability to operate effectively with the technologies, systems or applications of our existing or potential customers;
•	defects, errors or failures in our Gen5 platform and solutions;
•	negative publicity about its performance or effectiveness;
•	delays in releasing the Gen5 platform and solutions or other new technologies to the market; and
•	the introduction or anticipated introduction of competing products or technologies by our competitors.

If the Gen5 or other new technologies do not achieve adequate acceptance and adoption in the market, we may not realize our investments in their research and development, our competitive position will be impaired, and our results of operations could be adversely affected.

In addition, deploying and operating our technology is a complex endeavor. As the size, complexity and scope of our deployments have expanded, we have been able to test product performance at a greater scale and in a variety of new geographic settings and environmental conditions. These larger deployments have presented a number of unforeseen operational and technical challenges, which in some cases have caused delays and required us to commit significant resources to address these challenges. As the number, size and complexity of our deployments grow, we may continue to encounter unforeseen operational, technical and other challenges, some of which could cause significant delays, trigger contractual penalties, result in unanticipated expenses, and/or damage to our reputation, each of which could materially and adversely affect our business, financial condition and results of operations.

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

Most of our current non-GAAP revenue and revenue are derived from our networking platform and advanced metering solution, but our growth and future success will depend, in part, on our ability to continue to design and manufacture new competitive products that achieve market acceptance and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. Any new technology or product that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, and may not achieve the broad market acceptance necessary to generate significant revenues. For example, we recently announced Gen5, our next generation networking platform and solutions, which should become available in 2015 and recently introduced our street light and SilverLink solutions, which may not be adopted by prospective or existing customers.  In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. The market for smart grid and smart city technology products is still in its early stages, and we cannot assure you that we will be successful in developing or selling new products in these markets. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful. If we are unable to develop new products or enhance or sustain the quality of our existing products, successfully develop and deploy new technology and products or integrate these new technologies into devices manufactured by our third-party devices, our business and operating results could be harmed.

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

Furthermore, changes in the underlying regulatory conditions that affect utilities could have a potentially adverse effect on a utility’s interest or ability to implement smart grid technologies. For example, ongoing regulatory uncertainties have in the past delayed the timing of some deployments. Many regulatory jurisdictions have implemented rules that provide financial incentives for the implementation of energy efficiency and demand response technologies, often by providing rebates or through the restructuring of utility rates. If these programs were to cease, or if they were restructured in a manner inconsistent with the capabilities enabled by our products and services, our business, financial condition and results of operations could be significantly harmed.

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

Our future success will depend significantly on our ability to manufacture our products timely and cost-effectively, in sufficient volumes, and in accordance with quality standards. Currently, our primary manufacturing relationship is with Plexus Corp., who provides us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our customers and third-party vendors.

Our reliance on our contract manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply. Any manufacturing disruption by our contract manufacturers could impair our ability to fulfill orders and warranty repair obligations. We may be unable to manage our relationships with our contract manufacturers effectively as they may experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations or otherwise fail to meet our future requirements for timely delivery. Similarly, to the extent that our contract manufacturers procure materials on our behalf, we may not benefit from any warranties received by the contract manufacturers from the suppliers or otherwise have recourse against the original supplier of the materials or even the contract manufacturer. In such circumstances, if the original supplier were to provide us or our contract manufacturers with faulty materials, we might not be able to recover the costs of such materials or be compensated for any damages that arise as a result of the inclusion of the faulty components in our products. For example, in the past we discovered that faulty components from third-party suppliers were used in a discrete number of our communications modules.

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

Competition in our market is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new solutions, applications and services in a timely and efficient manner. Our competitors range from small companies to very large and established companies. These competitors offer a variety of products and services related to the smart grid and smart city and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications vendors, street light providers, and other service providers. We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Elster Group GmbH, Itron Inc., Landis+Gyr AG Sensus Metering Systems Inc. and Trilliant Holdings, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as S&C Electric Company and Schweitzer Engineering Laboratories, Inc. We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including C3 Inc., Coulomb Technologies Inc., Grid Net Inc., Opower Inc., and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Echelon Corporation, Harvard Engineering PLC, Telensa Limited, and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others. Furthermore, other large companies such as Alcatel-Lucent, AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Siemens AG, Sprint Nextel Corporation, Vodafone Group Plc, and Verizon Communications Inc. have announced plans to pursue business opportunities related to the smart grid and smart city. As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid and smart city, some of which may be competitive with our offerings.

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

We have substantially expanded our overall business, customer base, employee headcount and operations both domestically and internationally in the past, and may do so in the future in response to market conditions and opportunities.  Our expansion has placed, and any future growth could continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer. Moreover, we have in the past undertaken cost savings initiatives, including a restructuring in 2014. We may from time to time decide to undertake additional cost savings initiatives, such as restructurings, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from customers or other third parties. These charges would affect our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying cost savings initiatives.

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

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. We have also been required to provide a surety bond in order to stay the execution of judgment pending our appeal in our ongoing patent infringement litigation with EON Corp. IP Holdings, LLC, and to collateralize a portion of the bond, as further described in Item 3. Legal Proceedings and Part II, Item 8. Consolidated Financial Statements and Supplementary Data, Note 16, Commitments and Contingencies of the Notes to Consolidated Financial Statements, below.  Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

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

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. To date, we have completed only three small acquisitions, including the acquisition of Detectent, Inc. in January 2015, and we therefore have limited experience in successfully acquiring and integrating additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. For example, we may not realize the anticipated benefits of the acquisition of Detectent.  We may have difficulty integrating acquired businesses, technologies or products, such as Detectent, with our existing products and services. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. In addition, any acquisitions we are able to complete may not result in the synergies or any other benefits we had expected to achieve, which could result in substantial write-offs. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. For example, we are currently engaged in litigation as further described in Item 3. Legal Proceedings below.  In addition, we may be contractually obligated to indemnify our customers or other third parties that use or resell our products in the event our products are alleged to infringe a third-party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. For example, in June 2014, the jury in a patent infringement case returned a verdict against us and in December 2014 the court entered a final judgment against us in the amount of $14.7 million, as further described in “Legal Proceedings” below.  If we cannot or do not license alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2014, we had 72 issued patents and 73 patent applications pending in the United States. In foreign jurisdictions, we have 141 patents granted and 76 patent applications pending, which are collectively based on 62 U.S. patent applications. Our patents expire at various times between 2015 and 2033.  We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

We are an “emerging growth company,”  or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an EGC, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from our IPO date, although if our annual revenue exceeds $1.0 billion in any year or our market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before the end of that five-year period, we would cease to be an “emerging growth company” as of December 31 of that year. If we lose our EGC status before the end of five years, we will be required to comply with all the reporting requirements applicable to other public companies including, but not limited to, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find our common stock less attractive as we continue to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange. Achieving and maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, has increased and may further increase our legal, accounting and financial compliance costs, has made and may further make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC under Section 404(a) of the Sarbanes-Oxley Act, or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our annual reports filed with the SEC beginning for the year ending December 31, 2018, unless, under the JOBS Act, we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to continue to expend significant resources and provide significant management oversight. We are in the process of implementing appropriate business processes, documenting our system of internal control over relevant processes, assessing their design, remediating any deficiencies identified and testing their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

The Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange make it difficult and expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain or increase coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent for purposes of the New York Stock Exchange rules, and officers may be curtailed.

The effects of new regulations relating to conflict minerals may adversely affect our business.

The SEC has adopted disclosure and reporting rules intended to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo, or DRC, and adjoining countries. These rules require us to determine the origin of certain materials used in our products and, by no later than May 31, 2015, disclose whether we use any materials containing conflict minerals originating from the DRC and adjoining countries. If it is determined that our products contain or use any conflict minerals from the DRC or adjoining countries, additional requirements will be triggered. Compliance with conflict mineral disclosure requirements may results in increased costs of regulatory compliance, potential risks to our reputation, difficulty satisfying any customers that insist on conflict-free products and harm to our business.

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

Our cash equivalent and short-term investment portfolio as of December 31, 2014 consisted of $120.8 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 31, 2014, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of December 31, 2014, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2027 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

There has not been a long history of a  public market for our common stock, and an active or liquid market in our common stock may not be sustainable. The trading prices of the securities of technology companies have been highly volatile, and the trading price of our common stock has been and may continue to be volatile. The market price of our common stock has in the past and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue, non-GAAP revenue and other operating results or our backlog;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	delays in regulatory approvals for our customers and customer deployments;
•

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or the expectations of investors, or the publishing inaccurate or unfavorable research about our business by securities analysts;

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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended December 31, 2014, the closing price of our common stock on the New York Stock Exchange ranged from $6.90 to $9.58 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

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

As of December 31, 2014, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 30.3% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

 ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Redwood City, California, where we occupy facilities totaling approximately 171,100 square feet under a lease.  We use these facilities for administration, sales and marketing, research and development, customer support, and professional services. On February 26, 2015, the landlord for these facilities notified us of their intent to terminate the lease effective April 30, 2016.  We believe that the existing facilities are adequate to meet our current needs until replacement space can be obtained.  We intend to look for replacement space in the San Francisco Bay Area near our existing facilities, and believe we will be able to identify suitable space prior to the expiration of the lease in April 2016.

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

ITEM 3. LEGAL PROCEEDINGS

EON Patent Litigation.  In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers.  The lawsuit alleges infringement of United States Patent Nos. 5,388,101, or the “’101 Patent”, 5,481,546, or the “’546 Patent”, and 5,592,491, or the “’491 Patent, and together with the ‘101 Patent and the ‘546 Patent, the EON Patents, by certain networking technology and services that we and the other defendants provide.  Other defendants included Landis+Gyr AG, Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc., all of which settled with EON prior to trial.  We filed answers, affirmative defenses and counterclaims denying the plaintiff’s allegations and asserting that the plaintiff’s patents are invalid.  A trial was held in June 2014.  After the trial, the jury determined that we had infringed certain, but not all, of the claims under the EON Patents, and returned a verdict against us in the amount of $18.8 million.  The court ruled there was insufficient evidence to support EON’s allegation of willful infringement and granted our motion to dismiss that claim.  In June 2014, we filed post-trial motions with the court seeking, among other things, judgment as a matter of law to set aside the jury verdict, or in the alternative, a new trial.  In its post-trial motions, EON sought pre-judgment interest and attorneys’ fees. Following post-trial motions, the court reduced the damage award to approximately $13.0 million, and in December 2014, entered a final judgment in that amount plus approximately $1.5 million in pre-judgment interest. The court subsequently revised the final judgment to include additional costs of about $0.2 million and entered an amended final judgment in December 2014.  All of the EON Patents have expired and therefore EON is not seeking, and EON may not recover, any additional sums as royalties for our sales of products going forward.

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award.    Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  EON filed a notice of cross appeal in January 2015.  Our opening appellate brief is due in March 2015.  We expect the appeal process to take place during 2015 and perhaps into early 2016.

We continue to believe that the evidence and the law do not support the jury’s findings of infringement, validity, and the award of damages, and intend to continue vigorously defending the action, including exercising all available appeals.  However, given the inherent uncertainty in predicting the ultimate outcome of the appeals process, we believe it is reasonably possible that a material loss of up to $14.7 million, the amount of the amended final judgment, may result from these proceedings.  In continuing to assess the impact of the jury verdict and the judgment on our financial statements, we will continue to evaluate the jury verdict, the court’s rulings on the post-trial motions and the likelihood of a successful appeal.

Transdata/OG&E Patent Litigation.  In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company, or OG&E, alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company, or GE meters with our wireless modules.  We have agreed with GE to contribute to pay the defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, and a hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013.  In May 2014, GE filed reexamination requests on the TransData patents at issue with the U.S. Patent and Trademark Office, or USPTO.  The reexaminations are currently proceeding.  In August and September 2014, GE also petitioned the USPTO for inter partes review of each patent.  In October 2014, OG&E filed a motion to stay the litigation pending the reexamination of the patents by the USPTO, which the court denied in January 2015.  Pre-trial proceedings in the matter are ongoing.  We believe that OG&E has meritorious defenses to TransData’s allegations, and that OG&E will continue to vigorously defend itself.

Linex Patent Litigation.  In March 2013, Linex Technologies, Inc., a non-producing entity, or Linex, filed suit against us in United States District Court for the Southern District of Florida. Linex alleged that certain of our networking technology infringes United States Patent Nos. 6,493,377 and 7,167,503. We filed an answer in May 2013. In January 2014, the court granted the plaintiff’s request for a stay of the matter, pending reexamination of the patents at issue by the USPTO. In September 2014, Linex amended certain patent claims and canceled certain other patent claims based upon the USPTO’s completed reexaminations, and in October 2014, the court lifted the stay of the matter.  In January 2015, Linex filed an amended complaint to incorporate facts related to the reexamination, and we filed an answer responding to the complaint and raising additional defenses.  The trial has been scheduled for November 2015.  We believe that we have meritorious defenses to Linex’s allegations and intend to continue vigorously defending against the action.

In addition to the matters described above, from time to time we may be subject to other legal proceedings and claims in the ordinary course of business.  We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. We may, from time to time, also be subject to various legal or government claims, disputes, or investigations. Such matters may include, but not be limited to, claims, disputes, or investigations related to warranty, refund, breach of contract, employment, intellectual property, government regulation, compliance or other matters.  Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third-party rights or to establish our rights. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.

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

	High	Low
Year Ended December 31, 2014
First quarter	$23.61	$15.18
Second quarter	$17.37	$9.75
Third quarter	$14.01	$9.05
Fourth quarter	$12.63	$6.90
Year Ended December 31, 2013
First quarter (from March 13, 2013)	$22.49	$16.28
Second quarter	$26.29	$15.35
Third quarter	$33.82	$15.09
Fourth quarter	$22.30	$14.63

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

Stockholders

As of December 31, 2014, there were 147 stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item concerning our equity compensation plans is incorporated by reference to the section of our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2014 entitled “Equity Compensation Plan Information.”

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

	Base	INDEXED RETURNS
	Period	Quarter Ending
Company / Index	3/13/2013	3/31/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Silver Spring Networks, Inc.	100	78.77	113.36	78.77	95.45	79.00	60.59	43.86	38.32
NYSE Composite	100	100.64	101.97	107.72	117.08	119.24	125.17	122.71	124.98
S&P 1500 Communications Equipment	100	98.52	101.37	105.36	110.33	114.81	120.42	117.59	124.55

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of our common stock were repurchased during the quarter ended December 31, 2014.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with our consolidated financial statements, related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes.  Our historical results are not necessarily indicative of our results to be expected for 2015 or in any future period.

The selected consolidated statements of operations data for the years ended December 31, 2014, 2013, and 2012, and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements and are included in this Annual Report on Form 10-K. The consolidated statements of operations data for 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011, and 2010 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Statements of Operations Data:
Revenue, net	$191,288	$326,858	$196,737	$237,050	$70,224
Cost of revenue(1)	134,951	211,504	165,018	214,099	120,248
Gross profit (loss)	56,337	115,354	31,719	22,951	(50,024)
Operating expenses:(1)
Research and development	64,771	77,018	61,998	57,510	47,022
Sales and marketing	36,388	34,931	29,104	25,221	21,063
General and administrative	41,260	45,160	29,261	34,353	27,475
Restructuring	1,789	—	—	1,097	166
Total operating expenses	144,208	157,109	120,363	118,181	95,726
Operating loss	(87,871)	(41,755)	(88,644)	(95,230)	(145,750)
Other income (expense), net	123	(24,828)	(683)	3,234	(2,553)
Loss before income taxes	(87,748)	(66,583)	(89,327)	(91,996)	(148,303)
Provision for income taxes	1,422	224	390	363	146
Net loss	(89,170)	(66,807)	(89,717)	(92,359)	(148,449)
Deemed dividend to convertible preferred shareholders	—	(105,000)	—	—	—
Net loss attributable to common stockholders	$(89,170)	$(171,807)	$(89,717)	$(92,359)	$(148,449)
Net loss per share attributable to common stockholders, basic and diluted	$(1.84)	$(4.54)	$(24.45)	$(26.07)	$(46.00)
Weighted average shares used to compute net loss per share, basic and diluted	48,376	37,877	3,670	3,543	3,227

_____________________

(1)	Includes stock-based compensation expense and common stock warrant issuance cost as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Stock-based compensation expense and common stock warrant issuance cost:
Cost of revenue	$7,610	$12,275	$2,553	$3,089	$1,411
Research and development	9,677	17,333	4,229	3,349	1,684
Sales and marketing	6,062	7,060	2,822	2,425	1,288
General and administrative(A)	10,512	15,836	5,488	8,469	2,164
Total stock-based compensation expense and common stock warrant issuance cost	$33,861	$52,504	$15,092	$17,332	$6,547

_____________________

(A)

General and administrative expense for the year ended December 31, 2011 includes a $2.5 million expense for the issuance of a fully vested common stock warrant to purchase 50,000 shares of our common stock to a third-party for purposes of establishing a charitable foundation following our initial public offering.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$120,796	$145,852	$72,646	$71,687	$67,855
Restricted cash	—	—	—	140	13,967
Deferred cost of revenue	333,030	276,123	245,163	206,303	257,494
Total assets	548,194	516,351	417,744	360,933	432,212
Deferred revenue	609,593	524,653	508,056	400,460	401,381
Long-term debt and capital lease obligations	1,448	2,998	56,066	22,382	3,409
Convertible preferred stock	—	—	270,725	270,725	270,725
Stockholders’ deficit	(133,819)	(78,118)	(499,508)	(425,358)	(351,047)

Key Non-GAAP and Other Financial Measures

We believe that our results of operations under GAAP, when considered in isolation, may only provide limited insight into the performance of our business in any given period. As a result, we manage our business, make planning decisions, evaluate our performance and allocate resources by assessing non-GAAP and other financial measures, such as, non-GAAP revenue, recurring non-GAAP revenue, recurring non-GAAP revenue per endpoint, non-GAAP new solutions revenue, cost of non-GAAP revenue, gross profit on non-GAAP revenue, gross margin on non-GAAP revenue, adjusted EBITDA and total backlog, in addition to other financial measures presented in accordance with GAAP. We believe that these non-GAAP and other measures offer valuable supplemental information regarding the performance of our business, and will help investors better understand the sales volumes, and gross margin and profitability trends, as well as the cash flow characteristics, of our business. These non-GAAP and other financial measures should not be considered in isolation from, are not a substitute for, and do not purport to be an alternative to, revenue, cost of revenue, gross profit, gross margin, net loss or any other performance measure derived in accordance with GAAP.

Non-GAAP revenue represents amounts invoiced for products for which ownership, typically evidenced by title and risk of loss, has transferred or services that have been provided to the customer, and for which payment is expected to be made in accordance with normal payment terms. Non-GAAP revenue excludes amounts for undelivered products, services to be performed in the future, and amounts paid or payable to customers. Non-GAAP revenue is initially recorded as deferred revenue and is recognized as revenue when all revenue recognition criteria have been met under our accounting policies as described in Item 7. Critical Accounting Policies and Estimates—Revenue Recognition.   We reconcile revenue to non-GAAP revenue by adding revenue to the change in deferred revenue in a given period.

Recurring non-GAAP revenue is our non-GAAP revenue from our managed services and SaaS offering. Non-GAAP managed services and SaaS revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We reconcile recurring GAAP revenue to recurring non-GAAP revenue by adding revenue due to the change in deferred revenue in a given period. Changes in recurring managed services and SaaS deferred revenue are primarily driven by the timing of customer acceptances and recognition of revenue subject to contingency provisions. We do have other sources of revenue that are recurring in both our product and services solutions, but we believe our non-GAAP managed services and SaaS revenue best represents  our overall recurring non-GAAP revenue.

Recurring non-GAAP revenue per endpoint is calculated as a trailing twelve-month total of our recurring non-GAAP revenue divided by our cumulative home and business endpoints shipped from inception to date. In 2014, our recurring non-GAAP revenue per endpoint was $2.06, which is calculated as revenue from our managed services and SaaS offering in 2014 of $41.7 million, divided by 20.3 million cumulative home and business endpoints shipped from inception to date. Recurring non-GAAP revenue per endpoint represents the amount of incremental revenue we have derived from our growing footprint of networked homes and business as a result of sales of our additional solutions and services.

New solutions revenue includes revenues derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink. New solutions revenue represents incremental opportunities to deliver benefits into our customers’ deployed network or in some cases new stand-alone opportunities to deliver our new solutions. New solutions non-GAAP revenue is calculated as total non-GAAP revenue minus non-GAAP revenue related to our advance metering solutions. We reconcile new solutions revenue to non-GAAP new solutions revenue by adding new solutions revenue to the change in deferred new solutions revenue in a given period.

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

Gross profit on non-GAAP revenue is the difference between non-GAAP revenue and cost of non-GAAP revenue. Gross margin on non-GAAP revenue is non-GAAP gross profit as a percentage of non-GAAP revenue.

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

The non-GAAP financial measures set forth below for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per endpoint and percentages)
Non-GAAP revenue(1)	$276,708	$344,086	$304,333
Recurring non-GAAP revenue(2)	$41,783	$36,657	$33,899
Recurring non-GAAP revenue per endpoint(2)	$2.06	$2.02	$2.15
Non-GAAP new solutions revenue(3)	$41,280	$31,172	$26,090
Cost of non-GAAP revenue(4)	$183,691	$230,076	$201,133
Gross profit on non-GAAP revenue(5)	$93,017	$114,010	$103,200
Gross margin on non-GAAP revenue(5)	34%	33%	34%
Adjusted EBITDA(6)	$(17,201)	$3,834	$2,439

_____________________

(1)	The following table reconciles revenue to non-GAAP revenue:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue, net	$191,288	$326,858	$196,737
Change in deferred revenue, net of foreign currency translation	85,420	17,228	107,596
Non-GAAP revenue	$276,708	$344,086	$304,333

(2)	The following table reconciles recurring GAAP revenue to recurring non-GAAP revenue and recurring GAAP revenue per endpoint to recurring non-GAAP revenue per endpoint:

	Year Ended December 31,			Change in	Change in
	2014	2013	2012	2014	2013
	(unaudited, in thousands, except per endpoint)
Recurring GAAP revenue (TTM)	$32,809	$60,061	$16,387	$(27,252)	$43,674
Changes in deferred revenue, net of foreign currency translations	8,974	(23,404)	17,512	32,378	(40,916)
Recurring non-GAAP revenue (TTM)	$41,783	$36,657	$33,899	$5,126	$2,758

Cumulative endpoints shipped	20,266	18,184	15,781	2,082	2,403

Recurring GAAP revenue per endpoint shipped	$1.62	$3.30	$1.04	$(1.68)	$2.26
Recurring non-GAAP revenue per endpoint shipped	$2.06	$2.02	$2.15	$0.05	$(0.13)

(3)	The following table reconciles new solutions revenue to non-GAAP new solutions revenue:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
New solutions revenue, net	$23,370	$25,495	$20,936
Change in deferred revenue, net of foreign currency translation	17,910	5,677	5,154
New solutions non-GAAP revenue	$41,280	$31,172	$26,090

(4)	The following table reconciles cost of revenue to cost of non-GAAP revenue:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenue	$134,951	$211,504	$165,018
Change in deferred cost of revenue, net of foreign currency translation	56,767	31,039	38,860
Less: Stock-based compensation included in cost of revenue	(7,610)	(12,275)	(2,553)
Less: Amortization of intangibles included in cost of revenue	(417)	(192)	(192)
Cost of non-GAAP revenue	$183,691	$230,076	$201,133

(5)	The following table reconciles gross profit to gross profit on non-GAAP revenue, and gross margin to gross margin on non-GAAP revenue:

	Year Ended December 31,
	2014	2013	2012
	(unaudited, in thousands)
Gross profit	$56,337	$115,354	$31,719
Change in deferred revenue, net of foreign currency translation	85,420	17,228	107,596
Change in deferred cost revenue, net of foreign currency translation	(56,767)	(31,039)	(38,860)
Stock-based compensation included in cost of revenue	7,610	12,275	2,553
Amortization of intangibles included in cost of revenue	417	192	192
Gross profit on non-GAAP revenue	$93,017	$114,010	$103,200
Gross margin on GAAP revenue	29%	35%	16%
Gross margin on non-GAAP revenue	34%	33%	34%

(6)	The following table reconciles net loss to adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012
	(unaudited, in thousands)
Net loss	$(89,170)	$(66,807)	$(89,717)
Change in deferred revenue, net of foreign currency translation	85,420	17,228	107,596
Change in deferred cost of revenue, net of foreign currency translation	(56,767)	(31,039)	(38,860)
Other (income) expense, net	(123)	24,828	683
Provision for income taxes	1,422	224	390
Depreciation and amortization	6,467	6,646	7,255
Stock-based compensation	33,861	52,504	15,092
Restructuring	1,789	—	—
Legal settlements	(100)	250	—
Adjusted EBITDA	$(17,201)	$3,834	$2,439

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

For the years ended December 31, 2014, 2013 and 2012 our total revenue was $191.3 million, $326.9 million and $196.7 million, respectively. In the same periods, our total non-GAAP revenue was $276.7 million, $344.1 million and $304.3 million, respectively. In addition, for the years ended December 31, 2014, 2013 and 2012, we earned gross profit of $56.3 million, $115.4 million and $31.7 million, respectively, and incurred net loss of $(89.2) million, $(66.8) million and $(89.7) million, respectively. To date, a substantial majority of our revenue and non-GAAP revenue has been attributable to a limited number of customer deployments of our networking platform and advanced metering solution. Please see Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures and Factors Affecting Our Performance, Key Elements of Operating and Financial Performance for more information on non-GAAP revenue. Our new solutions, which include products such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink solution is being piloted and deployed by some of our customers and, to date, we have recognized limited revenue and non-GAAP revenue on these solutions as compared with those of our advanced metering solution. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Under Section 107(b) of the JOBS act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail our company of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Product Costs

Our objective is to continue decreasing product costs and improving product gross margins through engineering design cost reductions, higher volume purchasing of our hardware, elimination of single-source parts and additional economies of scale. We leverage the production capacity of our third-party contract manufacturers to maintain production volume capacity and benefit from their volume component buying power. This allows us to preserve flexibility over our supply chain, while committing to minimum production volumes.  In the fourth quarter of 2014, we experienced a significant increase in non-GAAP gross margin versus prior periods due to a favorable shift in product mix and also a reduced mix of lower-margin third-party content in our overall revenue mix.  We do expect fluctuation in our non-GAAP gross margin in future periods but expect our third-party content to remain at lower levels in 2015.

Innovation of New Products and Services Expansion

An important aspect of our strategy depends on our ability to expand beyond advanced metering sales and sell additional solutions to our existing and prospective customers. Our internal investments in SilverLink and our January 2015 acquisition of Detectent are intended to assist us in selling additional solutions to our existing and prospective customers.  There can be no assurance that these products and services will be accepted by utilities or consumers. Similarly, our future success depends on our ability to expand our business beyond the smart grid into smart city infrastructure. Our May 2014 acquisition of Streetlight.Vision adds street light control and management software to broaden our smart city and street lights offerings. There can be no assurance that this or other future smart city products and services will be accepted by potential customers. Other competing products and services for both the smart grid and smart city infrastructure may emerge and may be more successful.

International Expansion

Our future growth will depend, in part, on our ability to increase sales of our networking platform internationally. Historically, the majority of our revenue and non-GAAP revenue have been generated from the United States. In 2014, international customers accounted for 47% of revenue and 12% of our non-GAAP revenue. We intend to aggressively pursue new customers internationally, which may increase operating expenses in the near term and may not result in revenues or non-GAAP revenues until future periods, if at all.

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

Recent Developments in our Business

Organizational Restructuring

During the three months ended September 30, 2014, we initiated a restructuring plan to refocus our strategy, optimize our structure, and improve operational efficiencies. The restructuring plan included a worldwide workforce reduction. As a result, we recorded $1.8 million in severance costs as restructuring charges during the year ended December 31, 2014 in the consolidated statement of operations. In connection with the restructuring plan, we expect to record aggregate future charges of approximately $1.6 million to $2.1 million of additional severance.

More information about restructuring can be found in Note 15, Restructuring, in the Notes to Consolidated Financial Statements.

Recent Acquisitions

To strengthen and expand our capabilities, from time to time we acquire other companies that we believe can provide us with important technology, market coverage or other benefits. During the last three years, we acquired the following companies:

•	On May 23, 2014, we completed the acquisition of Streetlight.Vision SAS, a société par actions simplifiée, which provides street light control and management software.
•

On January 16, 2015, we completed the acquisition of Detectent, Inc., a privately held corporation that provides customer intelligence solutions for utility  companies leveraging its data analytics platform.

More information about our acquisitions can be found in Note 5, Business Acquisitions, and Note 17, Subsequent Events in the Notes to Consolidated Financial Statements.

Key Elements of Operating and Financial Performance

We monitor the key elements of our operating and financial performance set forth below to help us evaluate growth trends, determine investment priorities, establish budgets, measure the effectiveness of our sales efforts and assess operational efficiencies. These key elements of operating and financial performance include certain non-GAAP measures which consist of non-GAAP revenue, recurring non-GAAP revenue per endpoint, cost of non-GAAP revenue and gross profit on non-GAAP revenue. For more information regarding our use of non-GAAP measures, see Item 6, Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures.

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. In 2014, product revenue represented 68% and service revenue represented 32% of our total revenue. For the year ended December  31, 2014 and 2013, we shipped 2.1 million and 2.4 million endpoints, respectively.  We have shipped 20.3 million cumulative endpoints since inception.

Our product revenue is derived from sales of hardware such as communications modules, access points, relays and bridges, and software. To date, in our typical customer deployments, we have sold our communications modules to third-party device manufacturers and our other hardware and software products directly to our customers. In such sales of communications modules to third-party device manufacturers, we only record revenue related to the communications modules pursuant to a contractual relationship between us and the third-party device manufacturer.  However, in some cases, we have sold third-party devices such as meters integrated with our communications modules directly to our customers.  In those circumstances where we sell third-party devices directly to our customers, we recognize the sale on a gross basis as we are acting as principal.  Whether our customer purchases the third-party device from us or the third party device manufacturer is dependent on the nature and extent of the business relationship our customer has with the third-party device manufacturer and how our customer prefers to manage their deployment.         Our service revenue includes fees for professional services, managed services and SaaS, and ongoing customer support. Revenue from managed services and SaaS, and professional services represented 16% and 16%, respectively, of total revenue for the year ended December 31, 2014.

For the years ended December 31, 2014, 2013, and 2012, our advanced metering solutions represented 88%, 92%, and 89%, respectively, of total revenue, and our new solutions represented 12%, 8%, and 11%, respectively of total revenue. Advanced metering solutions revenue includes hardware and software products along with services primarily related to deployment of the network canopy through our access points and the shipment of our communications modules which are integrated into third-party meters for deployment to homes and businesses supported by our customer base. New solutions revenue includes revenues derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink, with revenue from Detectent beginning in 2015.

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments of our advanced metering solution. In 2014, the deployments for CHED and Progress represented 21% and 13% of our revenue, respectively.

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

Non-GAAP Revenue

For the year ended December 31, 2014, non-GAAP product revenue represented 70%, and service revenue represented 30% of our total revenue. Non-GAAP revenue represents amounts invoiced for products for which ownership, typically evidenced by title and risk of loss, has transferred or services that have been provided to the customer, and for which payment is expected to be made in accordance with normal payment terms. Non-GAAP revenue excludes amounts for undelivered products, services to be performed in the future, and amounts paid or payable to customers. Non-GAAP revenue is initially recorded as deferred revenue and is then recognized as revenue when all revenue recognition criteria has been met under our accounting policies as described in Critical Accounting Policies and Estimates—Revenue Recognition. We reconcile revenue to non-GAAP revenue by adding revenue to the change in deferred revenue in a given period.

For the years ended December 31, 2014, 2013, and 2012, non-GAAP revenue from our advanced metering solutions represented 85%, 91%, and 92%, respectively, of total revenue, and our non-GAAP revenue from new solutions represented 15%, 9%, and 8%, respectively, of total revenue.

To date, a substantial portion of our non-GAAP revenue is attributable to a limited number of customer deployments of our advanced metering solution. In 2014, the deployments for Commonwealth Edison Company, BG&E, and Virginia Electric and Power Company represented 19%, 13%, and 10%  of total non-GAAP revenue, respectively.

Each of these total non-GAAP revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to our third party device manufacturers, as well as direct invoices to our customers.

Recurring GAAP Revenue per Endpoint

Recurring GAAP revenue per cumulative endpoint for the years ended December 31, 2014, 2013, and 2012 was $1.62, $3.30 and $1.04, respectively. Recurring GAAP revenue is our GAAP revenue from our managed services and SaaS offering.

Recurring non-GAAP Revenue per Endpoint

Recurring non-GAAP revenue per endpoint as of December 31, 2014 and 2013 was $2.06 and $2.02, respectively. Recurring non-GAAP revenue is our non-GAAP revenue from our managed services and SaaS offering. Non-GAAP managed services and SaaS revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We reconcile recurring GAAP revenue to recurring non-GAAP revenue by adding revenue due to the change in deferred revenue in a given period. Changes in recurring managed services and SaaS deferred revenue are primarily driven by the timing of customer acceptances and recognition of revenue subject to contingency provisions. We do have other sources of revenue that are recurring in both our product and services solutions, but we believe our non-GAAP managed services and SaaS revenue best represents our overall recurring non-GAAP revenue. Recurring non-GAAP revenue per endpoint represents the amount of incremental revenue we have derived from our growing footprint of networked homes and business as a result of sales of our additional solutions and services.  The increase in recurring non-GAAP revenue per endpoint from December 31, 2013 to December 31, 2014 is due to incremental monthly fee revenue as new customers’ ramp up deployments of our managed services and SaaS solutions. We intend to continue to broaden the scope of our available solutions and services, which should have the effect of increasing the amount of recurring non-GAAP revenue per endpoint over time.

Recurring non-GAAP revenue per endpoint represents a trailing twelve-month recurring non-GAAP revenue, which is non-GAAP managed services and SaaS revenue, divided by our per cumulative home and business endpoints shipped from inception to date. Non-GAAP managed services and SaaS revenue is primarily recurring in nature and includes some one-time set-up costs related to the business.  These one-time set-up costs could cause fluctuations in our non-GAAP managed services and SaaS revenue from period to period.  In addition, our managed services and SaaS offerings are subject to regular renewals and renegotiations with our customers, which could contribute to fluctuations or cancellations in the amount of revenue which is deemed to be recurring from period to period, which in turn, could cause fluctuations in the amount of recurring non-GAAP revenue per endpoint from period to period. See Item 6, Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures above.

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

Service cost of revenue includes compensation and related costs for our service delivery, customer operations and customer support personnel, facilities and infrastructure cost and depreciation, and data center costs. In accordance with our accounting policies, we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred as described under Critical Accounting Policies and Estimates—Revenue Recognition.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as legal settlement expenses and amortization of acquired intangibles. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount decreased from 602 as of December 31, 2013 to 576 as of December 31, 2014.

Research and Development

Research and development expense represents the largest component of our operating expenses and consists primarily of:

•	compensation, benefits and stock-based compensation provided to our hardware and software engineering personnel, as well as facility costs and other related overhead;
•	cost of prototypes and test equipment relating to the development of new products and the enhancement of existing products; and
•	fees for design, testing, consulting, legal and other related services.

We expense our research and development costs as they are incurred.

Sales and Marketing

Sales and marketing expense consists primarily of:

•	compensation, benefits, sales commissions and stock-based compensation provided to our sales, marketing and business development personnel, as well as facility costs and other related overhead;
•	marketing programs, including expenses associated with industry events and trade shows;
•	amortization of acquired intangibles; and
•	travel costs.

General and Administrative

General and administrative expense consists primarily of:

•	compensation, benefits and stock-based compensation provided to our executive, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead;
•	fees paid for professional services, including legal, tax and accounting services;
•	and legal settlement expenses.

Restructuring

During the three months ended September 30, 2014, we initiated a restructuring plan to refocus our strategy, optimize our structure, and improve operational efficiencies. The restructuring plan included a worldwide workforce reduction.

Results of Operations and Key Non-GAAP Financial Measures

The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenue, net	$191,288	$326,858	$196,737
Cost of revenue	134,951	211,504	165,018
Gross profit	56,337	115,354	31,719
Operating expenses:
Research and development	64,771	77,018	61,998
Sales and marketing	36,388	34,931	29,104
General and administrative	41,260	45,160	29,261
Restructuring	1,789	—	—
Total operating expenses	144,208	157,109	120,363
Operating loss	(87,871)	(41,755)	(88,644)
Other income (expense), net	123	(24,828)	(683)
Loss before income taxes	(87,748)	(66,583)	(89,327)
Provision for income taxes	1,422	224	390
Net loss	$(89,170)	$(66,807)	$(89,717)

Revenue

The following table sets forth our revenue for the periods shown:

	Year Ended December 31,			Change in	Change in
	2014	2013	2012	2014	2013
	(in thousands)
Product revenue	$129,333	$224,310	$162,623	$(94,977)	$61,687
Service revenue	61,955	102,548	34,114	(40,593)	68,434
Revenue, net	$191,288	$326,858	$196,737	$(135,570)	$130,121

Revenue from our advanced metering solution and new solutions represented 88% and 12%, respectively, of total revenue for the year ended December 31, 2014. Of the $191.3 million total revenue recognized in 2014, 85%, or $163.2 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2014, and 15%, or $28.1 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2014. Revenue from international customers represented 47% of total revenue in 2014.

Revenue from our advanced metering solution and new solutions represented 92% and 8%, respectively, of total revenue for the year ended December 31, 2013. Of the $326.9 million total revenue recognized in 2013, 84%, or $273.5 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2013, and 16%, or $53.4 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2013. Revenue from international customers represented 13% of total revenue in 2013.

Revenue from our advanced metering solution and new solutions represented 89% and 11%, respectively, of total revenue for the year ended December 31, 2012. Of the $196.7 million total revenue recognized in 2012, 95%, or $186.9 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2012, and 5%, or $9.8 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2012. Revenue from international customers represented 8% of total revenue in 2012.

In 2014, the deployments for CHED and Progress represented 21% and 13% of our revenue, respectively.  In 2013, the deployments for PG&E and FPL represented 39% and 20% of our revenue, respectively. In 2012, the deployments for FPL, PG&E and OG&E represented 31%, 30% and 18% of our revenue, respectively.

We anticipate that revenue in 2015 may be similar to the levels achieved in 2014 and that revenue may fluctuate from period to period throughout 2015 primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements as described above under Factors Affecting Our Performance—Customer Acceptance Provisions Impact Timing of Revenue Recognition.

Product Revenue

The $95.0 million decrease in product revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to a decrease of $81.5 million in hardware revenue and a decrease of $13.5 million in software revenue. The $81.5 million decrease in hardware revenue was primarily due to a $108.0 million decrease related to lower volume, partially offset by an increase of $27.7 million related to product mix. The $13.5 million decrease in software revenue was primarily due to decreased software purchases by customers.

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

Service Revenue

The $41.0 million decrease in service revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to a decrease of $38.7 million from the recognition of service revenue that was previously deferred in prior year subject to contingency provisions with customers who have now completed their network deployment and optimization and a decrease of $2.3 million for services associated with the receipt of new customer acceptances.

The $68.4 million increase in service revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to an increase of $46.0 million from the recognition of services revenue that was previously deferred subject to contingency provisions with a customer that has now completed its network deployment and optimization, and an increase of $22.4 million for services associated with the receipt of customer acceptances.

Revenue from managed services and SaaS, and professional services represented 16% and 16%, respectively, of total revenue for the year ended December 31, 2014, 18% and 13%, respectively, of total revenue for the year ended December 31, 2013, and 8% and 9%, respectively, of total revenue for the year ended December 31, 2012.

Non-GAAP Revenue

The following table sets forth our reconciliation of revenue to non-GAAP revenue for the periods shown:

	Year Ended December 31,			Change in	Change in
	2014	2013	2012	2014	2013
	(unaudited, in thousands)
Revenue, net	$191,288	$326,858	$196,737	$(135,570)	$130,121
Changed in deferred revenue, net of foreign currency translation	85,420	17,228	107,596	68,192	(90,368)
Non-GAAP revenue	$276,708	$344,086	$304,333	$(67,378)	$39,753

The $67.4 million decrease in non-GAAP revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to decreased product revenue of $71.9 million, which was a result of a $48.8 million decrease in hardware volume primarily related to reduced third-party content, and a $23.1 million decline in software revenue, partially offset by an increase of $4.5 million in services revenue which was driven by growth from our managed services and SaaS business. Non-GAAP revenue related to the deployments for Commonwealth Edison Company, BG&E, and Virginia Electric and Power Company represented approximately 19%, 13%, and 10% respectively, of total non-GAAP revenue in 2014. Non-GAAP revenue from international customers represented 12% of total non-GAAP revenue in 2014.

The $39.8 million increase in non-GAAP revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due to increases of $28.8 million from changes in product mix partially offset by lower volumes, and an increase of $11.0 million in services. Non-GAAP revenue related to the deployments for BG&E and Commonwealth Edison Company represented approximately 27% and 11%, respectively, of total non-GAAP revenue in 2013. Non-GAAP revenue from international customers represented 16% of total non-GAAP revenue in 2013.

Non-GAAP revenue from our advanced metering and new solutions represented 85% and 15%, respectively, for the year ended December 31, 2014, 91% and 9% for the year ended December 31, 2013, and 92% and 8%, respectively, for the year ended December 31, 2012.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 70%, 15%, and 15%, respectively, for the year ended December 31, 2014, 77%, 11%, and 12%, respectively, for the year ended December 31, 2013, and 78%, 11% and 11%, respectively, for the year ended December 31, 2012.

We anticipate that non-GAAP revenue will fluctuate period to period throughout 2015, and may be at similar levels year-over-year for the reasons as described above under —Factors Affecting Our Performance.

Cost of Revenue and Gross Profit (Loss)

The following table sets forth our cost of revenue and gross profit for the periods shown:

	Year Ended December 31,			Change in	Change in
	2014	2013	2012	2014	2013
	(in thousands)
Product cost of revenue	$77,158	$150,315	$115,325	$(73,157)	$34,990
Service cost of revenue	57,793	61,189	49,693	(3,396)	11,496
Total Cost of revenue	$134,951	$211,504	$165,018	$(76,553)	$46,486
Product gross profit	$52,175	$73,995	$47,298	$(21,820)	$26,697
Service gross profit (loss)	4,162	41,359	(15,579)	(37,197)	56,938
Total Gross profit	$56,337	$115,354	$31,719	$(59,017)	$83,635

Product Cost of Revenue. The $73.2 million decrease in product cost of revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to a decrease of $73.3 million from lower volumes and $1.0 million in stock based compensation, partially offset by an increase of $1.8 million related to higher costs and change in product mix and an increase of $1.0 million in software costs.

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

Service Cost of Revenue. The $3.4 million decrease in service cost of revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to a decrease of $3.7 million in stock based compensation related to our IPO and $1.7 million in professional and outside services, partially offset by a $2.0 million increase in payroll compensation and benefits.

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

Cost of Non-GAAP revenue and Gross Profit on Non-GAAP revenue

The following table sets forth our reconciliation of cost of revenue to cost of non-GAAP revenue for the periods shown:

	Year Ended December 31,			Change in	Change in
	2014	2013	2012	2014	2013
	(unaudited, in thousands)
Cost of revenue	$134,951	$211,504	$165,018	$(76,553)	$46,486
Change in deferred cost of revenue, net of foreign currency translation	56,767	31,039	38,860	25,728	(7,821)
Less: Stock-based compensation included in cost of revenue	(7,610)	(12,275)	(2,553)	4,665	(9,722)
Less: Amortization of intangibles included in cost of revenue	(417)	(192)	(192)	(225)	—
Cost of Non-GAAP revenue	$183,691	$230,076	$201,133	$(46,385)	$28,943

Cost of non-GAAP revenue decreased by $46.4 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to a decrease of $46.7 million in product cost of non-GAAP revenue primarily due to decreased third-party volume, partially offset by $0.3 million in higher service costs.

Cost of non-GAAP revenue increased by $28.9 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to an increase of $24.8 million in product cost of non-GAAP revenue primarily due to changes in product mix partially offset by lower volumes and $4.1 million in higher service costs.

The following table sets forth our reconciliation of gross profit to gross profit on non-GAAP revenue for the periods shown:

	Year Ended December 31,			Change in	Change in
	2014	2013	2012	2014	2013
	(unaudited, dollars in thousands)
Gross profit	$56,337	$115,354	$31,719	$(59,017)	$83,635
Changed in deferred revenue, net of foreign currency translation	85,420	17,228	107,596	68,192	(90,368)
Change in deferred cost of revenue, net of foreign currency translation	(56,767)	(31,039)	(38,860)	(25,728)	7,821
Stock-based compensation included in cost of revenue	7,610	12,275	2,553	(4,665)	9,722
Amortization of intangibles included in cost of revenue	417	192	192	225	—
Gross profit on non-GAAP revenue	$93,017	$114,010	$103,200	$(20,993)	$10,810
Gross margin on non-GAAP revenue	34%	33%	34%

Gross profit on non-GAAP revenue decreased by $21.0 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a decrease in gross profit of $25.2 million in product mix, partially offset by an increase of $4.2 million in services.

Gross profit on non-GAAP revenue increased by $10.8 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to an increase in gross profit of $7.0 million from services and $3.8 million from product primarily driven by changes in product mix partially offset by lower volumes.

For the year ended December 31, 2014, gross margin on non-GAAP revenue was 34% as compared with 33% in 2013. The gross margin increase was primarily due to changes in product mix driven by a decrease in third-party hardware, as well as an increase in non-GAAP revenue attributable to services.

For the year ended December 31, 2013, gross margin on non-GAAP revenue was 33% as compared with 34% in 2012. The gross margin decrease was primarily due to changes in product mix, partially offset by an increase in non-GAAP revenue attributable to services.

We expect gross margin on non-GAAP revenue to fluctuate from period to period throughout 2015 and to increase for 2015 as compared to 2014.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Year Ended December 31,			Change in	Change in
	2014	2013	2012	2014	2013
	(in thousands)
Research and development	$64,771	$77,018	$61,998	$(12,247)	$15,020
Sales and marketing	36,388	34,931	29,104	1,457	5,827
General and administrative	41,260	45,160	29,261	(3,900)	15,899
Restructuring	1,789	—	—	1,789	—
Operating expenses	$144,208	$157,109	$120,363	$(12,901)	$36,746

Personnel-related expenses represent the most significant component of our operating expenses and fluctuated from period to period. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate continued spending in future periods in order to execute our long-term business plan.

In the year ended December 31, 2014, we recognized $26.3 million of stock-based compensation expense in operating expenses as compared to $40.2 million during fiscal year 2013. The decrease is due to fiscal 2013’s increased restricted stock units that vested in connection with our IPO, the modification of stock options held by employees as of the date of our IPO (see Part II, Item 8. Consolidated Financial Statements and Supplementary Data, and Note 9. Stock-Based Compensation), expenses related to our 2013 corporate bonus program, equity awards granted upon the IPO that were previously communicated to employees but not granted during the period from February 2012 to the date of our IPO, the implementation of our Employee Stock Purchase Plan that became effective at our IPO, and new equity awards granted during the year in 2013.

Research and Development. The $12.2 million decrease in research and development expense for the year ended December 31, 2014 was primarily due to a decrease of $7.7 million in stock-based compensation, a decrease of $2.0 million in personnel-related expenses as a result of 2014 Restructuring Plan, and a decrease of $1.5 million in contractors & outside services.

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

Sales and Marketing. The $1.4 million increase in sales and marketing expense for the year ended December 31, 2014 was primarily due to an increase of $2.2 million in personnel-related expenses, partially offset by a decrease of $1.0 million in stock-based compensation.

The $5.8 million increase in sales and marketing expense for the year ended December 31, 2013 was primarily due to an increase of $4.2 million in stock based compensation and $1.2 million in personnel-related expenses.

General and Administrative. The $3.9 million decrease in general and administrative expense for the year ended December 31, 2014 was primarily due to a decrease of $5.3 million in total stock-based compensation, partially offset by an increase of $1.4 million and $0.4 million in outside services and personnel-related expenses, respectively.

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

Restructuring. The $1.8 million increase in restructuring expense for the year ended December 31, 2014 was due to severance costs related to workforce reductions as a result of our restructuring plan which was initiated during the third quarter of 2014 to refocus our strategy, optimize our structure, and improve operational efficiencies. See Note 15, Restructuring, to Notes to Consolidated Financial Statements for more information.

Operating Loss

The following table sets forth our operating losses for the periods shown:

	Year Ended December 31,			Change in	Change in
	2014	2013	2012	2014	2013
	(in thousands)
Operating loss	$(87,871)	$(41,755)	$(88,644)	$(46,116)	$46,889

The $46.1 million increase in operating loss for the year ended December 31, 2014 was primarily due to a decrease of $59.0 million in gross profit, offset by an increase in operating expenses of $12.9 million.

The $46.9 million decrease in operating loss for the year ended December 31, 2013 was primarily due to an increase of $83.6 million in gross profit, partially offset by an increase in operating expenses of $36.5 million.

We expect to continue to incur operating losses in future periods as we continue to invest in our growth.

Other Income (Expense), Net

The following table sets forth our other income (expense), net, for the periods shown:

	Year Ended December 31,			Change in	Change in
	2014	2013	2012	2014	2013
	(in thousands)
Interest income	$316	$86	$4	$230	$82
Interest expense	(132)	(1,199)	(4,296)	1,067	3,097
Other expense, net	(61)	(39)	(269)	(22)	230
Conversion of promissory notes and remeasurement of preferred stock warrants and embedded derivatives	—	(23,676)	3,878	23,676	(27,554)
Other income (expense), net	$123	$(24,828)	$(683)	$24,951	$(24,145)

Other income (expense), net, consists primarily of interest income on cash balances,  foreign currency-related gains and losses, interest expense on capital leases, convertible promissory notes, and changes in the fair value of our preferred stock warrants and embedded derivatives. We have historically invested our cash in money market accounts and fixed income securities.

Other income, net, decreased for the year ended December 31, 2014 primarily due to a decrease of $23.7 million loss incurred in fiscal year 2013 relating to the conversion of convertible promissory notes and termination of warrants, a decrease of $0.9 million in interest expense incurred in fiscal year 2013 on our convertible promissory notes, partially offset by an increase of $0.2 million in interest income.

Other expense, net, for the year ended December 31, 2013 consists primarily of a $23.7 million loss on conversion of convertible promissory notes and termination of warrants, and $0.9 million of interest expense on our convertible promissory notes and $0.2 million on capital leases.

Provision for Income Taxes

We have recorded a provision for state taxes and foreign taxes associated with our foreign subsidiaries. We have not reported a provision for federal taxes in the consolidated financial statements as the federal taxable income has been offset by the deferred tax asset arising from net operating losses from prior years. State provision arose from state minimum taxes and income tax from a few states where there were insufficient net operating losses from prior years to offset state taxable income.   As of December 31, 2014, we had federal and state net operating loss carryforwards of $307.5 million and $315.3 million, respectively. If not utilized, the federal and state net operating loss carryforward will begin to expire in 2029 and 2015, respectively.

Our effective tax rate differs from the U.S. federal statutory rate primarily due to the valuation allowance on our deferred tax assets, differences between the U.S. federal tax rate and tax rates applicable to our non-U.S. operations, loss on debt extinguishments, and non-deductible stock-based compensation.

Net Loss

The following table sets forth our net losses for the periods shown:

	Year Ended December 31,			Change in	Change in
	2014	2013	2012	2014	2013
	(in thousands)
Net loss	$(89,170)	$(66,807)	$(89,717)	$(22,363)	$22,910

Net loss consists of operating loss plus other income (expense), net, less provision for income taxes. The $22.4 million increase in net loss in 2014 was primarily due to $46.1 million increase in operating loss, partially offset by $25.0 million increase in other income, net.  The $22.9 million decrease in net loss in 2013 was due to a $46.9 million decrease in operating loss, partially offset by a $24.0 million increase in other expense, net. The provision for income taxes for 2014 was $1.4 million and inconsequential in 2013.

We expect to continue to incur net losses in future periods as we continue to invest in our growth.

Liquidity and Capital Resources

As of December 31, 2014 we had $60.5 million in cash and cash equivalents and $60.3 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $2.0 million of foreign government and agencies securities as of December 31, 2014. These sovereign debt securities had an average credit rating of AAA and were predominantly from Germany. None of the securities deemed sovereign debt was from Greece, Ireland, Italy, Portugal or Spain. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations through at least December 2015.

We expect that operating expenses will constitute a material use of our cash balances. In the near term, we intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate increased spending in future periods in order to execute our long-term business plan. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We have incurred net losses and experienced negative cash flows from operating activities in current and certain prior fiscal years, and we expect we will continue to incur operating and net losses and cash flows to fluctuate from period to period in 2015 and beyond. We believe that our available cash balances and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of customer wins and related billings and the expansion of our production capacity, as well as sales and marketing activities, timing and extent of spending on research and development efforts and the continuing market acceptance of our networking platform and solutions.

Prior to fiscal 2013, we funded our operations primarily through private sales of equity securities and debt financing. In March 2013, we completed our IPO and raised $84.2 million in net proceeds, after deducting underwriting discounts and commissions and offering costs. Concurrently with our IPO, we issued and sold shares of common stock in a private placement with a related party and received net proceeds of $12.0 million.

We have available a line of credit with a bank, which provides for advances and the issuance of letters of credit of up to $50 million. As of December 31, 2014, there were no borrowings outstanding under the credit agreement; however, $17.0 million of letters of credit, including $13.0 million related to EON litigation case, were outstanding, leaving $33.0 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of December 31, 2014, we were in compliance with the financial covenants in the credit agreement.

Uses of Capital

We are occasionally required to provide performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. For example, in December 2014, we filed a surety bond in the amount of $17.6 million in connection with a notice of appeal that we filed with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. in our ongoing patent infringement litigation with EON.  See Item 3. Legal Proceedings and Item 8. Note 16, Commitments and Contingencies, of Notes to Consolidated Financial Statements for more information. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

Capital Expenditures

Our capital expenditures were $6.1 million, $4.0 million and $4.9 million in the years ended December 31, 2014, 2013 and 2012, respectively. These expenditures were primarily to support increased network operations, hosting data centers, and corporate infrastructure. In 2015 and beyond, we expect to use a portion of our cash for capital expenditures to increase our services and infrastructure, including servers and equipment related to managed services and SaaS and information systems, to support increased demand for our services, and for equipment and related infrastructure.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash (used in) provided by operating activities	$(8,765)	$14	$(24,278)
Cash used in investing activities	(12,270)	(67,167)	(4,714)
Cash (used in) provided by financing activities	(983)	77,103	29,951

Cash Flows from Operating Activities

Operating activities used $8.8 million of cash during 2014, primarily as a result of a net loss of $89.2 million, and a change in our operating assets and liabilities of $39.6 million which were offset by non-cash stock-based compensation expense of $33.9 million, depreciation and amortization of $6.5 million, and other non-cash adjustment of $0.4 million.

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

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to purchases and sales of short-term investment securities, capital expenditures to support our growth and cash paid in connection with a business combination.

Cash used in investing activities totaled $12.2 million during 2014, and consisted of $8.8 million used for the acquisition of Streetlight.Vision, $57.7 million used to purchase short-term investments, and $6.1 million used in purchases of property and equipment, offset by $60.2 million in proceeds from sales and maturities of short-term investments.

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

Cash Flows from Financing Activities

Cash used by financing activities totaled $1.0 million during 2014, and consisted of $7.0 million in net proceeds from the issuance of common stock, offset by payment of $6.5 million for taxes related to the net share settlement of equity awards and payment of $1.6 million on capital lease obligations.

Cash provided by financing activities totaled $77.1 million during 2013, and consisted primarily of $84.2 million in net proceeds from the sale of 5,462,500 shares of common stock in our IPO, $12.0 million proceeds from the sale of 705,881 shares of common stock in a private placement, $2.9 million in proceeds from the issuance of common stock in connection with the exercise of stock options, partially offset by the payment of $12.0 million payment for the termination of certain Series A and Series C preferred stock warrants, $8.0 million for taxes paid related to the net share settlement of equity awards, and $2.0 million for payments on capital lease obligations.

Cash provided by financing activities totaled $29.9 million during 2012, and consisted primarily of $29.0 million in net proceeds from the issuance of a convertible note.

Concentration of Credit Risk

We typically extend credit to our customers and third party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of December 31, 2014, Commonwealth Edison Company, Virginia Electric and Power Company, and CPS Energy accounted for 19%, 13%, and 11%, respectively, of our accounts receivable. As of December 31, 2013, BG&E, Landis+Gyr AG, Commonwealth Edison Company, and Virginia Electric and Power Company accounted for 26%, 11%, 10%, and 10%, respectively, of our accounts receivable.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of December 31, 2014, our financial guarantees that were not recorded on our balance sheet consisted of $17.0 million of standby letters of credit.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2014 (in thousands

	Payments Due by Period
		Less than 1	1—3	3—5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations(1)	$13,150	$5,507	$4,968	$1,186	$1,489
Capital lease obligations	1,275	1,163	112	—	—
Purchase commitments(2)	15,380	15,380	—	—	—
Total	$29,805	$22,050	$5,080	$1,186	$1,489

_____________________

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.
(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude agreements that are cancelable without penalty.

Our consolidated balance sheet consists of other long-term liability which includes gross unrecognized tax benefits, and related gross interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.

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

Revenue Recognition

We generally market our products and services for our advanced metering, distribution automation and demand-side management solutions directly to customers.  Our advanced metering solution, which includes our UtilOS network operating system, UtilityIQ software suite, networking hardware, and communications modules, provides utilities with two-way communication from our communications modules to the utility’s back office. Our hardware devices include UtilOS embedded software, which functions together with the tangible hardware elements to deliver the tangible products’ essential functionality. Our UtilityIQ software suite of products includes software that is not embedded with the tangible hardware elements, but that is also necessary to deliver the tangible products’ essential network functionality, as well as other application software that provides additional functionality to the network solution. We derive revenue from sales of products, including hardware and software, as well as services, including network design and deployment support, managed services and SaaS, and ongoing customer support. We enter into separate arrangements with third-party device manufacturers to integrate our communications modules with their meters pursuant to our customers’ specifications. While we may receive payment directly from these third party device manufacturers, the timing of revenue recognition related to communications modules delivered to third-party device manufacturers is ultimately determined based upon acceptance by our customers. Much of our sales of communications modules have been fulfilled through third-party device manufacturers in this manner.

We enter into multiple deliverable arrangements with customers to deploy our networking platform and solutions, which include the delivery of hardware and software, as well as services.

Judgment is required in determining the separate units of accounting, which depends on whether the delivered items have standalone value to customers. When we sell our products and services separately, or when the customer could resell them on a standalone basis, we treat the delivered elements as having standalone value. In our typical customer arrangements, we consider the following to be separate units of accounting: (i) our hardware together with the related embedded software; (ii) our network management software within our UtilityIQ, or UIQ, suite that provides the tangible product’s essential network functionality and related hardware for which the network management software is intended to be used; (iii) other application software within our UIQ suite not essential for the customer to obtain functionality of the hardware; and (iv) our service offerings, which include professional services, managed services and SaaS, and ongoing customer support.

We determine total arrangement consideration, and exclude amounts that are contingent upon the delivery of additional items or meeting other specified performance conditions, including potential refunds or penalty provisions. We allocate the total arrangement consideration to the deliverables based on our determination of the units of accounting and their relative selling prices. As we have not yet established vendor-specific objective evidence, or VSOE or identified third-party evidence of fair value for these units of accounting, we use our best estimate of selling price to perform the relative fair value allocation. Judgment is also required in determining how to measure and allocate arrangement consideration among the separate units of accounting. The process for performing an assessment of our best estimate of selling price for our products and services is based on quantitative and qualitative aspects of multiple factors. These factors include market conditions, such as competitive alternatives and pricing practices, as well as company-specific factors, such as standalone sales, nature and size of the customer, contractually stated prices, costs to manufacture products or provide services and profit objectives. In establishing such profit objectives, we consider prices in previous contracts, size of the transaction, and the drivers, if any, that could influence future margins.

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
•

if the criteria are customer-specific, availability of objective and sufficient evidence to  reliably demonstrate that the delivered products and services will meet all of the specified criteria prior to receipt of customer acceptance;

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

Considering our limited historical experience, we have concluded for our current arrangements with acceptance terms, revenue is not recognized until we have determined acceptance is achieved. Once we have achieved acceptance, we recognize revenue as follows:

•

Revenue from software that functions together with the tangible hardware elements to deliver the tangible products’ essential functionality is recognized upon delivery of both the software and related hardware elements, assuming all other revenue recognition criteria are met.

•

Application software and related post contract support services which are not considered essential to the functionality of hardware devices are within the scope of ASC 985-605.  In accordance with ASC 985-605, revenues are recognized ratably over the longest service period for post-contract customer support or PCS and professional services as we have not established VSOE for software or the related software elements.

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

Certain of our customer and third-party device manufacturer contracts include contingency provisions, which impact our revenue recognition as such contingent amounts limit the amount of the total arrangement consideration under multiple deliverable contracts that can be allocated to delivered and accepted products and services. Amounts that are invoiced prior to a transaction meeting all of the revenue recognition criteria, including contingency provisions, are recorded in deferred revenue until such provisions have lapsed. Such amounts were $26.2 million and $45.8 million for the years ended December 31, 2014 and 2013, respectively. These contingencies are related to potential penalties for late delivery, liquidated damages related to failure to meet milestones or deliver specified products or services, or credits to be issued upon the failure to meet service level arrangements. The amounts that could be paid under these provisions are typically limited and capped at amounts that do not exceed the maximum contract value. Accordingly, even in situations where we have received customer acceptance, we limit the revenue recognized for accepted products and services by the amount that could be paid under these provisions. We do not recognize these deferred amounts until the provisions have lapsed.  Predicting when such provisions will lapse is subject to significant uncertainty as the timing is dependent on a variety of factors, including the progress and completion of deployments. Related to the contingency provisions described above, $4.6 million and $13.8 million, respectively, were recorded as current deferred revenue, and $21.6 million and $31.9 million, respectively, were recorded as non-current revenue as of December 31, 2014 and 2013.

In cases where we sell third-party products and services such as meters, hardware, services, software or software maintenance as part of the overall solution, we evaluate whether we act as principal or agent under the arrangement. The evaluation considers multiple factors, including whether we are the primary obligor under the arrangement with the customer, whether we bear the risk of loss and credit risk associated with the supply of third-party products and services, whether we have the ability to change the product or perform part of the service, and whether we have the ability to control the price charged to our customers for the third-party products and services. Revenue is presented on a gross basis when we conclude that we are the principal under the arrangement with respect to third-party products and services, and revenue is presented on a net basis when we conclude that we are acting as the agent. Substantially all of our revenue related to third-party products and services is recognized on a gross basis as we are generally acting as the principal under our arrangements.

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

Deferred Cost of Revenue

Deferred cost of revenue is recorded for products for which ownership, typically evidenced by title and risk of loss, has transferred to the customer, but for which criteria for revenue recognition have not been met. We only defer tangible direct costs associated with hardware products delivered. Cost of revenue for providing services is not deferred but is expensed in the period incurred. Deferred cost of revenue is recorded at the standard inventory cost at the time of shipment. Deferred costs are recognized when the applicable revenue recognition criteria are met for the corresponding deferred revenue. We evaluate deferred cost of revenue for recoverability based on multiple factors, including whether net revenues less related direct costs will exceed the amount of deferred cost of revenue based on the terms of the overall arrangement. To the extent that deferred cost of revenue is determined to be unrecoverable, we adjust deferred cost of revenue with a charge to cost of revenue in the current period. In connection with our recoverability assessments, we have not incurred significant impairment charges through December 31, 2014.

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

•

The fair values of stock options are estimated at the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for the expected volatility, risk-free interest rate, and expected term. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award. Our excess tax benefits cannot be credited to stockholders’ equity until the deduction reduces cash taxes payable, accordingly, we realized $0.1 million excess tax benefits during fiscal year 2014 and no excess tax benefits prior to fiscal year 2014. The amount of capitalized stock-based employee compensation cost as of December 31, 2014 and 2013 was not material.

•

The fair values of restricted stock and restricted stock units are determined based upon the fair value of the underlying common stock at the date of grant. Prior to our IPO, restricted stock units contained certain service and performance-based conditions. The expense associated with the performance-based grants was recorded in connection with our IPO when the performance condition was determined to be probable (see Part II. Item 8. Consolidated Financial Statements and Supplementary Data, Note 1.  Summary of Business and Description of Significant Accounting Policies).

The determination of fair value of stock-based payment awards utilizing the Black-Scholes-Merton model is affected by the fair value of our common stock as of the time of grant, expected term of the option, and other assumptions related to expected volatility of our common stock and the applicable risk-free interest rates in effect at the date of grant.

We estimate the volatility of our common stock on the date of grant based on the historical and implied volatility of the stock prices of a peer group of publicly-traded companies for the period equal to the expected life of our stock options. We currently have no history or expectation of paying cash dividends on our common stock. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant. We utilize an estimated forfeiture rate when calculating the expense for the period, and apply separate estimated forfeiture rates for executive and non-executive awards, to determine the expense recorded in our consolidated statements of operations. If this estimated rate changes in future periods due to actual forfeitures, our stock compensation expense may increase or decrease significantly. If there are any modifications or cancellations of the underlying unvested securities or the terms of the stock option, we may be required to accelerate, increase or cancel any remaining unamortized stock-based compensation expense.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the course of business. We use significant judgment and assumptions to estimate the likelihood of the loss or impairment of an asset or the incurrence of a liability in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. See Note 16, Commitments and Contingencies,  of our Notes to Consolidated Financial Statements for information about legal contingencies.

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

Our fixed income investment portfolio is denominated in U.S. dollars and consists of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in interest rates or credit spreads could have a material adverse impact on the fair value of our fixed income investment portfolio. A sensitivity analysis is performed on our investment portfolio each quarter.

The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of December 31, 2014, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(in thousands)	-100 BPS	-50 BPS	Fair Value December 31, 2014	+50 BPS	+100 BPS
Total fixed income securities	$67,297	$67,024	$66,557	$66,076	$65,596

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the bank’s prime interest rate plus an additional margin. As of December 31, 2014, we had not drawn on this credit facility. Our capital leases do not change based on changes in market interest rates.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars, Euro and Brazilian real. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Euro and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange risk has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency exchange risk should become more significant. There were no significant foreign exchange gains or losses in the years ended December 31, 2014, 2013, and 2012, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Silver Spring Networks, Inc.

We have audited the accompanying consolidated balance sheets of Silver Spring Networks, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flow for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Spring Networks, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

March 2, 2015

SILVER SPRING NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$60,457	$82,596
Short-term investments	60,339	63,256
Accounts receivable	54,740	69,724
Inventory	6,722	4,350
Deferred cost of revenue	29,585	37,460
Deferred tax assets	5,278	350
Prepaid expenses and other current assets	5,146	4,408
Total current assets	222,267	262,144
Property and equipment, net	12,860	12,364
Goodwill and intangible assets	8,221	671
Deferred cost of revenue, non-current	303,445	238,663
Deferred tax assets, non-current	354	1,613
Other long-term assets	1,047	896
Total assets	$548,194	$516,351
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$27,530	$31,317
Accrued liabilities	23,258	21,282
Deferred revenue	91,688	111,293
Current portion of capital lease obligations	1,163	1,615
Deferred tax liability	249	1,176
Total current liabilities	143,888	166,683
Deferred revenue, non-current	517,905	413,360
Deferred tax liability, non-current	5,146	187
Other liabilities	15,074	14,239
Total liabilities	682,013	594,469
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock, $0.001 par value; 1,000,000 shares authorized; 49,062 and 47,384 shares issued and outstanding as of December 31, 2014 and 2013, respectively	47	46
Additional paid-in capital	573,344	538,967
Accumulated other comprehensive income (loss)	(779)	130
Accumulated deficit	(706,431)	(617,261)
Total stockholders’ deficit	(133,819)	(78,118)
Total liabilities and stockholders’ deficit	$548,194	$516,351

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Product revenue	$129,333	$224,310	$162,623
Service revenue	61,955	102,548	34,114
Total revenue, net	191,288	326,858	196,737
Cost of revenue:
Product cost of revenue	77,158	150,315	115,325
Service cost of revenue	57,793	61,189	49,693
Total cost of revenue	134,951	211,504	165,018
Gross profit	56,337	115,354	31,719
Operating expenses:
Research and development	64,771	77,018	61,998
Sales and marketing	36,388	34,931	29,104
General and administrative	41,260	45,160	29,261
Restructuring	1,789	—	—
Total operating expenses	144,208	157,109	120,363
Operating loss	(87,871)	(41,755)	(88,644)
Other income (expense), net:
Interest income	316	86	4
Interest expense	(132)	(1,199)	(4,296)
Other expense, net	(61)	(39)	(269)
Conversion of promissory notes and remeasurement of warrants and derivatives	—	(23,676)	3,878
Other income (expense), net	123	(24,828)	(683)
Loss before income taxes	(87,748)	(66,583)	(89,327)
Provision for income taxes	1,422	224	390
Net loss	(89,170)	(66,807)	(89,717)
Deemed dividend to convertible preferred stockholders	—	(105,000)	—
Net loss attributable to common stockholders	$(89,170)	$(171,807)	$(89,717)
Net loss per share
Basic and diluted	$(1.84)	$(4.54)	$(24.45)
Weighted average shares used to compute net loss per share
Basic and diluted	48,377	37,877	3,670

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(89,170)	$(66,807)	$(89,717)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(770)	182	(119)
Net unrealized gain (loss) on available for sale investments (net of tax effect of $0, $51, and $0)	(139)	84	—
Other comprehensive income (loss)	(909)	266	(119)
Comprehensive loss	$(90,079)	$(66,541)	$(89,836)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ DEFICIT

(In thousands)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	deficit
Balances as of December 31, 2011	22,366	270,725	3,600	4	35,392	(17)	(460,737)	(425,358)
Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	179	—	831	—	—	831
Repurchases and forfeitures of common and restricted stock	—	—	(15)	—	(237)	—	—	(237)
Stock-based compensation	—	—	—	—	15,092	—	—	15,092
Other comprehensive loss	—	—	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	—	—	(89,717)	(89,717)
Balances as of December 31, 2012	22,366	270,725	3,764	4	51,078	(136)	(550,454)	(499,508)
Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	1,644	1	2,926	—	—	2,926
Shares withheld related to net share settlement of restricted stock	—	—	(422)	—	(8,019)	—	—	(8,019)
Discount on Series E	—	(105,000)	—	—	105,000	—	—	105,000
preferred stock			—			—	—
Deemed dividend to Series E preferred stock	—	105,000	—	—	(105,000)	—	—	(105,000)
Conversion of preferred stock to common stock	(22,366)	(270,725)	32,407	32	270,693	—	—	270,725
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	66	—	—	66
Conversion of convertible promissory notes	—	—	3,765	3	79,437	—	—	79,441
Issuance of common stock from private placement	—	—	706	1	11,999	—	—	12,000
Issuance of common stock from initial public offering, net of offering costs	—	—	5,463	5	79,916	—	—	79,921
Issuance of common stock upon net exercise of common stock warrants	—	—	57	—	—	—	—	—
Stock-based compensation	—	—	—	—	50,871	—	—	50,871
Other comprehensive income	—	—	—	—	—	266	—	266
Net loss	—	—	—	—	—	—	(66,807)	(66,807)
Balances as of December 31, 2013	—	$—	47,384	$46	$538,967	$130	$(617,261)	$(78,118)
Issuance of common stock upon exercise of stock options and vesting of restricted stock			1,658	1	1,112			1,113
Shares withheld related to net share settlement of restricted stock			(473)	(1)	(6,452)			(6,453)
Issuance of common stock in connection with employee stock purchase plan			493	1	5,906			5,907
Stock-based compensation					33,811			33,811
Other comprehensive income						(909)		(909)
Net loss							(89,170)	(89,170)
Balances as of December 31, 2014	—	$—	49,062	$47	$573,344	$(779)	$(706,431)	$(133,819)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(89,170)	$(66,807)	$(89,717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred taxes	(225)	(205)	(298)
Depreciation and amortization	6,467	6,646	7,255
Stock-based compensation	33,861	52,504	15,092
Conversion of promissory notes and remeasurement of warrants and derivatives	—	23,676	(3,878)
Non-cash interest expense on convertible notes	—	935	1,461
Other non-cash adjustments	431	333	178
Changes in operating assets and liabilities:
Accounts receivable	15,554	(13,245)	(23,177)
Inventory	(2,271)	3,381	(5,246)
Prepaid expenses and other current assets	(724)	(1,153)	1,109
Deferred cost of revenue	(56,907)	(30,960)	(38,860)
Other long-term assets	918	4,504	(3,446)
Accounts payable	(4,120)	2,848	10,883
Accrued liabilities	998	4,820	(3,398)
Customer deposits	321	(61)	(7,046)
Deferred revenue	84,590	16,597	107,596
Other liabilities	1,512	(3,799)	7,214
Net cash (used in) provided by operating activities	(8,765)	14	(24,278)
Cash flows used in investing activities:
Changes in restricted cash	—	—	140
Payments for business acquisition, net of cash and cash equivalents acquired	(8,726)	—	—
Proceeds from sales of available-for-sale investments	53,450	9,122	—
Proceeds from maturities of available-for-sale investments	6,750	—	—
Purchases of available-for-sale investments	(57,671)	(72,339)	—
Purchases of property and equipment	(6,073)	(3,950)	(4,854)
Net cash used in investing activities	(12,270)	(67,167)	(4,714)
Cash flows provided by (used in) financing activities:
Payment upon termination of preferred stock warrants of a related party	—	(12,000)	—
Proceeds from initial public offering, net of offering costs	—	84,247	—
Proceeds from private placement of common stock with a related party	—	12,000	—
Payments on capital lease obligations	(1,550)	(2,034)	(1,312)
Proceeds from sale-leaseback of property and equipment	—	—	1,676
Proceeds from issuance of convertible promissory note	—	—	28,993
Proceeds from issuance of common stock, net of repurchases	7,020	2,909	594
Taxes paid related to net share settlement of equity awards	(6,453)	(8,019)	—
Net cash (used in) provided by financing activities	(983)	77,103	29,951

Effect of exchange rate changes on cash	(121)	—	—
Net (decrease) increase in cash and cash equivalents	(22,139)	9,950	959
Cash and cash equivalents—beginning of period	82,596	72,646	71,687
Cash and cash equivalents—end of period	$60,457	$82,596	$72,646
Supplemental cash flow information—cash paid for income taxes	$659	$233	$801
Supplemental cash flow information—cash paid for interest	$132	$263	$427
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$270,725	$—
Fair value of common stock issued on conversion of convertible promissory notes	$—	$79,441	$—
Deferred offering costs not yet paid	$—	$20	$—
Property and equipment acquired under capital lease	$—	$1,767	$2,915
Leasehold improvements funded by lease incentives	$650	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Silver Spring Networks, Inc. (the “Company”, “we”, “us” and “our”) has over ten years of experience creating, building and successfully deploying large scale networks and solutions enabling the “internet of things” for critical infrastructure. The “internet of things” refers to a system where a diversity of physical devices have the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading grid network by applying advanced networking technology and solutions to the power grid. We have recently broadened beyond the smart grid to networking other critical infrastructure such as street lights, enabling smarter and more efficient cities.

 BASIS OF PRESENTATION

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes during the reporting period. Estimates are used for revenue and cost recognition, inventory valuation, warranty obligations, stock-based compensation, valuation of assets acquired and liabilities assumed in a business combination, classification of current and non-current deferred revenue and deferred cost of revenue, income taxes and deferred income tax assets and associated valuation allowances. These estimates generally involve complex issues and require judgments, involve the analysis of historical and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities at the time of purchase of three months or less, and consist of money market funds. Short-term investments consist of high grade investment securities with original maturities at the time of purchase of greater than three months, and are available for use in current operations. We classify all of our cash equivalents and short-term investments as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ deficit. Realized gains and losses are included in other income and expense, net. We evaluate our short-term investments for impairment each reporting period. Determining whether a decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. We consider various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than the our cost basis, the investment's financial condition, and near-term prospects of the investee. If we determine that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in its consolidated statements of operations. Amounts are reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for estimated losses on purchased components for which we believe it is probable that they will not be recoverable in future operations. To the extent that such forecasts are not achieved, commitments and associated accruals may change.

Revenue Recognition

We generally market our products and services for our advanced metering, distribution automation and demand-side management solutions directly to customers. For our advanced metering solution, we contract with third-party device manufacturers, which integrate our communications modules into their meters. Our advanced metering solution, which includes our UtilOS network operating system, UtilityIQ software suite, networking hardware, and communications modules, provides utilities with two-way communication from our communications modules to the utility’s back office. Our hardware devices include UtilOS embedded software, which functions together with the tangible hardware elements to deliver the tangible products’ essential functionality. Our UtilityIQ software suite of products includes software that is not embedded with the tangible hardware elements, but that is also necessary to deliver the tangible products’ essential network functionality, as well as other application software that provides additional functionality to the network solution. We derive revenue from sales of products, including hardware and software, as well as services, including network design and deployment support, managed services and SaaS, and ongoing customer support. We enter into separate arrangements with third-party device manufacturers to integrate our communications modules with their meters pursuant to our customers’ specifications. While we may receive payment directly from these third-party device manufacturers, the timing of revenue recognition related to communications modules delivered to third-party device manufacturers is ultimately determined based upon acceptance by our customers. Substantially all of our sales of communications modules have been fulfilled through third-party device manufacturers in this manner.

We enter into multiple deliverable arrangements with customers to deploy our networking platform and solutions, which include the delivery of hardware and software, as well as services.

Judgment is required in determining the separate units of accounting, which depends on whether the delivered items have standalone value to customers. When we sell our products and services separately, or when the customer could resell them on a standalone basis, we treat the delivered elements as having standalone value. In our typical customer arrangements, we consider the following to be separate units of accounting: (i) our hardware together with the related embedded software; (ii) our network management software within our UtilityIQ suite that provides the tangible product’s essential network functionality and related hardware for which the network management software is intended to be used; (iii) other application software within our UtilityIQ suite not essential for the customer to obtain functionality of the hardware; and (iv) our service offerings, which include professional services, managed services and SaaS, and ongoing customer support. We determine total arrangement consideration, and exclude amounts that are contingent upon the delivery of additional items or meeting other specified performance conditions, including potential refunds or penalty provisions. We allocate the total arrangement consideration to the deliverables based on our determination of the units of accounting and their relative selling prices. As we have not yet established vendor-specific objective evidence, or VSOE, or identified third-party evidence of fair value for these units of accounting, we use our best estimate of selling price to perform the relative fair value allocation. Judgment is also required in determining how to measure and allocate arrangement consideration among the separate units of accounting. The process for performing an assessment of our best estimate of selling price for our products and services is based on quantitative and qualitative aspects of multiple factors. These factors include market conditions, such as competitive alternatives and pricing practices, as well as company-specific factors, such as standalone sales, nature and size of the customer, contractually stated prices, costs to manufacture products or provide services and profit objectives. In establishing such profit objectives, we consider prices in previous contracts, size of the transaction, and the drivers, if any, that could influence future margins.

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
•

if the criteria are customer-specific, availability of objective and sufficient evidence to  reliably demonstrate that the delivered products and services will meet all of the specified criteria prior to receipt of customer acceptance;

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

Considering our limited historical experience, we have concluded for our current arrangements with acceptance terms, revenue is not recognized until we have determined acceptance is achieved. Once we have achieved acceptance, we recognize revenue as follows:

•

Revenue from software that functions together with the tangible hardware elements to deliver the tangible products’ essential functionality is recognized upon delivery of both the software and related hardware elements, assuming all other revenue recognition criteria are met.

•

Application software and related post contract support services which are not considered essential to the functionality of hardware devices are within the scope of ASC 985-605.  In accordance with ASC 985-605, revenues are recognized ratably over the longest service period for post-contract customer support, or PCS, and professional services as we have not established VSOE for software or the related software elements.

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

Certain of our customer and third-party device manufacturer contracts include contingency provisions, which impact our revenue recognition as such contingent amounts limit the amount of the total arrangement consideration under multiple deliverable contracts that can be allocated to delivered and accepted products and services. Amounts that are invoiced prior to a transaction meeting all of the revenue recognition criteria, including contingency provisions, are recorded in deferred revenue until such provisions have lapsed. For the years ended December 31, 2014 and 2013, such amounts were $26.2 million and $45.8 million, respectively, related to those customers whose revenue which we have started recognizing. These contingencies are related to potential penalties for late delivery, liquidated damages related to failure to meet milestones or deliver specified products or services, or credits to be issued upon the failure to meet service level arrangements. The amounts that could be paid under these provisions are typically limited and capped at amounts that do not exceed the maximum contract value. Accordingly, even in situations where we have received customer acceptance, we limit the revenue recognized for accepted products and services by the amount that could be paid under these provisions. We do not recognize these deferred amounts until the provisions have lapsed.  Predicting when such provisions will lapse is subject to significant uncertainty as the timing is dependent on a variety of factors, including the progress and completion of deployments. Related to the contingency provisions described above, $4.6 million and $13.8 million, respectively, were recorded as current deferred revenue and $21.6 million and $31.9 million, respectively, were recorded as non-current revenue as of December 31, 2014 and 2013.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In cases where we sell third-party products and services such as meters, hardware, services, software or software maintenance as part of the overall solution, we evaluate whether we act as principal or agent under the arrangement. The evaluation considers multiple factors, including whether we are the primary obligor under the arrangement with the customer, whether we bear the risk of loss and credit risk associated with the supply of third-party products and services, whether we have the ability to change the product or perform part of the service, and whether we have the ability to control the price charged to our customers for the third-party products and services. Revenue is presented on a gross basis when we conclude that we are the principal under the arrangement with respect to third-party products and services, and revenue is presented on a net basis when we conclude that we are acting as the agent. Substantially all of our revenue related to third-party products and services is recognized on a gross basis as we are generally acting as the principal under our arrangements.

Shipping charges billed to customers were not significant for the years ended December 31, 2014, 2013, and 2012. Shipping charges are included in revenue, and the related shipping costs are included in cost of revenue in the accompanying consolidated statements of operations.

Cost of Revenue

Cost of revenue consists of cost of product and service revenue. Cost of product revenue includes contract manufacturing costs, including raw materials, components and associated freight, and normal yield loss. In addition, cost of product revenue includes compensation, benefits and stock-based compensation provided to our manufacturing personnel, overhead and other direct costs. Product costs are deferred upon shipment and are recognized in the period in which we recognize the related revenue. Period costs, which consist primarily of logistics costs, manufacturing ramp-up costs, expenses for inventory obsolescence, standard warranty costs and lower of cost or market adjustments are recognized in the period in which they are incurred.

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

Deferred cost of revenue is recorded for products for which ownership (typically title and risk of loss) has transferred to the customer, but for which criteria for revenue recognition have not been met. We only defer tangible direct costs associated with hardware products delivered. Cost of revenue for providing services is not deferred, but is expensed in the period incurred. Deferred cost of revenue associated with deferred product revenue is recorded at the standard inventory cost at the time of shipment. We evaluate deferred cost of revenue for recoverability based on multiple factors, including whether net revenues less related direct costs will exceed the amount of deferred cost of revenue based on the terms of the overall arrangement. To the extent that deferred cost of revenue is determined to be unrecoverable, we adjust deferred cost of revenue with a charge to product cost of revenue in the current period. In connection with our recoverability assessments, we have not incurred significant impairment charges through December 31, 2014.

We recognize deferred revenue and associated deferred cost of revenue in the consolidated statements of operations once all revenue recognition criteria have been met.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Supplier Concentrations and Other Inventory Risks

We have arrangements under which substantially all of our manufacturing activity is subcontracted to third-party vendors. Currently we have our manufacturing relationships with Plexus Corp. and Celestica, Inc., who provides us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our customers and third-party vendors. Contract manufacturing activities are conducted in the United States and are undertaken based on management’s product demand forecasts. Our contract manufacturers procure components necessary to assemble the products anticipated by management’s forecast and test the products according to our quality specifications. If the components are unused for specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our product demand forecasts. Our communications modules and other hardware products consist of commodity parts and certain custom components. Our components are generally available from multiple sources or suppliers. However, some components used in our products are purchased from single or limited sources.

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

The following table summarizes the percentage of revenue related to our customers’ deployments in excess of 10% of total revenue:

	Year Ended December 31,
	2014	2013	2012
CHED	21%	—%	—%
Progress	13	—	—
PG&E	—	39	30
FPL	—	20	31
OG&E	—	—	18

Each of these total revenue percentages includes amounts related to the customers’ deployments that were billed directly to our third party device manufacturers, as well as direct revenue from the customers. We typically extend credit to our customers and third party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. To date, we have not had any significant write-offs of uncollectible accounts receivable, and there was no allowance for doubtful accounts as of December 31, 2014 and 2013.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the percentage of accounts receivable from customers and third party device manufacturers in excess of 10% of accounts receivable:

	December 31,
	2014	2013
Commonwealth Edison Company	19%	10%
Virginia Electric and Power Company	13	10
CPS	11	—
Landis + Gyr AG	—	11
Baltimore Gas and Electric Company	—	26

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $2.2 million, $2.2 million, and $2.5 million for each of the years ended December 31, 2014, 2013, and 2012.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Software	3 to 7 years
Computer and network equipment	2 to 5 years
Machinery and equipment	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, generally 1 to 10 years

Intangible and Long-Lived Assets

We evaluate long-lived assets and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 360, Property, Plant and Equipment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are being amortized over the estimated useful lives of the related assets. Each period, we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. For the years ended December 31, 2014, 2013, and 2012, no impairment losses were recorded.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350, Intangibles — Goodwill and Other. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of goodwill is tested at the reporting unit level. We first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the two-step impairment test to measure the amount of the impairment loss, if any. For the years ended December 31, 2014, 2013, and 2012, no impairment losses were recorded.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Corporate Bonus Incentive Plan

Our corporate bonus incentive plan is funded by a combination of cash and restricted stock units, at management’s discretion. We accrue and record the related corporate bonus amounts payable, both in cash and restricted stock units, under this plan in the period in which it is earned. The Compensation Committee may make incentive awards based on such terms, conditions and criteria as it considers appropriate. Stock awards issued in connection with this plan are generally fully vested at the time of grant. Because the award of share-based payments described above represents an obligation to issue a variable number of the Company’s shares determined on the basis of a monetary value derived solely on variations in an operating performance measure (and not on the basis of variations in the fair value of the entity’s equity shares), the award is considered a share-based liability in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and is remeasured to fair value each reporting period.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock, restricted stock units, and employee stock purchase plan, based on estimated fair values. The fair values of stock options and our 2012 Employee Stock Purchase Plan (please refer to Note 9. Stock Based Compensation for further discussion) are estimated at the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. The fair values of restricted stock and restricted stock units are determined based upon the fair value of the underlying common stock at the date of grant. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award. Our excess tax benefits cannot be credited to stockholders’ equity until the deduction reduces cash taxes payable; accordingly, we realized $0.1 million in excess tax benefits during fiscal 2014 and no excess tax during fiscal 2013. The amount of capitalized stock-based employee compensation cost as of December 31, 2014 and 2013 was not material.

 Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The carrying value of net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that we believe is more likely than not to be realized. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on its financial position or results of operations.

We follow a two-step approach to recognizing and measuring tax benefits associated with uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if, based on the technical merits, it is more likely than not that the tax position will be sustained upon examination by a taxing authority, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with a taxing authority. We recognize any interest and penalties related to uncertain tax positions in the provision for income taxes line of our consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The updated standard will replace most existing revenue recognition guidance under GAAP

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

2. NET LOSS PER SHARE

In connection with our IPO, all of our outstanding convertible preferred stock converted into common stock. In addition, we recognized a deemed dividend of $105.0 million to common stockholders on the date of conversion. Basic net loss per share applicable to common stockholders is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders is computed by giving effect to all potential shares of common stock, including convertible debt, stock options, warrants and convertible preferred stock, to the extent dilutive. As we have incurred losses during each of the last three fiscal years, basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(89,170)	$(66,807)	$(89,717)
Deemed dividend to convertible preferred shareholders	—	(105,000)	—
Net loss attributable to common stockholders	$(89,170)	$(171,807)	$(89,717)
Weighted-average shares used to compute net loss per share, basic and diluted	48,377	37,877	3,670
Basic and diluted net loss per share attributable to common stockholders	$(1.84)	$(4.54)	$(24.45)

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Employee equity incentive plans	6,922	7,760	4,847
Warrants to purchase convertible preferred stock	—	—	386
Warrants to purchase common stock	—	—	50
Convertible preferred stock	—	—	22,366
Total common stock equivalents	6,922	7,760	27,649

Also excluded from the computation of diluted net loss per share was the impact of issuing shares for the potential conversion of the subordinated convertible notes, which converted in connection with our IPO.

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2014 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$54,239	$—	$—	$54,239
Cash equivalents:
Money market mutual funds	6,218	—	—	6,218

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total cash and cash equivalents	60,457	—	—	60,457
Short-term fixed income securities:
U.S. government and agency obligations	38,718	46	(18)	38,746
U.S. and foreign corporate debt securities	19,625	9	(33)	19,601
Foreign governments and multi-national agency obligations	2,000	—	(8)	1,992
Total short-term investments	60,343	55	(59)	60,339
Total cash, cash equivalents and short-term investments	$120,800	$55	$(59)	$120,796

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2013 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$52,346	$—	$—	$52,346
Cash equivalents:
Money market mutual funds	30,250	—	—	30,250
Total cash and cash equivalents	82,596	—	—	82,596
Short-term fixed income securities:
U.S. government and agency obligations	41,991	84	(21)	42,054
U.S. and foreign corporate debt securities	18,366	76	(1)	18,441
Foreign governments and multi-national agency obligations	2,764	—	(3)	2,761
Total short-term investments	63,121	160	(25)	63,256
Total cash, cash equivalents and short-term investments	$145,717	$160	$(25)	$145,852

As of December 31, 2014,  approximately 46% and 42% of our cash, cash equivalents, and short-term investments were held with two financial institutions. As of December 31, 2013, approximately 41%,  34%, and 21% of our cash, cash equivalents, and short-term investments were held with three financial institutions.

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments held at December 31, 2014 consisted of the following (in thousands):

	December 31, 2014		December 31, 2013
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$20,588	$20,599	$44,477	$44,474
Due after 1 year through 3 years	45,973	45,958	48,894	49,032
Total cash equivalents and short-term investments	$66,561	$66,557	$93,371	$93,506

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2014 and 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2014		As of December 31, 2013
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. and foreign corporate debt securities	$14,563	$(33)	$4,247	$(1)

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign governments and multi-national agency obligations	1,992	(8)	2,761	(3)
U.S. government and agency obligations	13,523	(18)	12,566	(21)
Total	$30,078	$(59)	$19,574	$(25)

As of December 31, 2014 and 2013, there were no investments with unrealized losses for a period in excess of 12 months.

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 31, 2014, we anticipate that we will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2014 and 2013. There were no material gross realized gains or losses from available-for-sale securities during the years ended December 31, 2014 and 2013.

4.  FAIR VALUE MEASUREMENTS

We determine the fair values of our financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. Under ASC Topic 820, Fair Value Measurement and Disclosures, the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The guidance for fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the year ended December 31, 2014 and 2013.

Assets Measured at Fair Value on a Recurring Basis

As of December 31, 2014, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,218	$—	$—	$6,218
Total cash equivalents	6,218	—	—	6,218
Short-term investments:
U.S. Government and agency obligations	—	38,746	—	38,746
U.S. and foreign corporate debt securities	—	19,601	—	19,601
Foreign governments and multi-national agency obligations	—	1,992	—	1,992
Total short-term investments	—	60,339	—	60,339

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total assets measured at fair value	$6,218	$60,339	$—	$66,557

As of December 31, 2013, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$30,250	$—	$—	$30,250
Total cash equivalents	30,250	—	—	30,250
Short-term investments:
U.S. Government and agency obligations	—	42,054	—	42,054
U.S. and foreign corporate debt securities	—	18,441	—	18,441
Foreign governments and multi-national agency obligations	—	2,761	—	2,761
Total short-term investments	—	63,256	—	63,256
Total assets measured at fair value	$30,250	$63,256	$—	$93,506

As of December 31, 2014 and 2013, there were no liabilities that are measured and recorded at fair value on a recurring basis.

As of December 31, 2014 and 2013, there were no assets and liabilities that are measured and recorded at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of our accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

5.  BUSINESS ACQUISITION

On May 6, 2014, we entered into a purchase agreement to acquire 100% of the outstanding shares of Streetlight.Vision, a company incorporated under the laws of France, which provides street light control and management software. On May 23, 2014 (the “acquisition date”), we completed the acquisition of Streetlight.Vision SAS, a société par actions simplifiée, (“SLV”) for a purchase price of $8.8 million in cash consideration, of which $2.6 million was deposited in an escrow account to satisfy indemnification claims that we may have for a period 24 months pursuant to the terms of the purchase agreement.  If there remains more than $1.3 million in the escrow account 12 months after the completion of the acquisition after taking into account any pending indemnification claims, such amount over $1.3 million shall be paid to the SLV shareholders.  The remaining $1.3 million will be paid to the SLV shareholders after the conclusion of the 24-month period, subject to any pending indemnification claims.  The total cash consideration paid was to acquire 100% of the shares of SLV on a debt-free, cash-free basis and payment of outstanding indebtedness in the aggregate amount of Euro 1.2 million (or approximately $1.6 million).

SLV, a software and consulting company, provides central management software for street light and street applications. SLV develops a central management software that commands, controls, monitors, and configures networks of street lights, as well as various other devices connected to the street lights electrical grid through various power line or radiofrequency technologies. It provides street lights monitoring and control solutions to street lights maintenance companies, manufacturers of street lights control systems, manufacturers of street lights ballasts, manufacturers of LED and induction fixtures, and energy service providers worldwide. The acquisition of SLV will enable us to expand our footprint into the smart city market.

In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the acquisition of SLV was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed is measured at fair value as of the date of acquisition when control is obtained. The fair value of the

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration transferred and the assets acquired and liabilities assumed was determined by us and in doing so relied in part upon a third-party valuation report to measure the identifiable intangible assets acquired and obligations related to deferred revenue. The following table summarizes the fair value of total consideration transferred for the SLV acquisition, the total fair value of net identifiable assets acquired and the resulting goodwill recorded (in thousands):

Cash consideration	$8,749
Less: Fair value of net identifiable assets acquired	(4,064)
Goodwill	$4,685

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates. As we finalize certain valuation assumptions, the provisional measurements of identifiable assets, liabilities, the resulting goodwill, and deferred income taxes are subject to change, and the final purchase price accounting could be different from the amounts presented herein.

Assets acquired and liabilities assumed as of May 23, 2014 (in thousands):

Net tangible assets, excluding deferred revenue	$621
Deferred revenue	(350)
Intangible assets subject to amortization:
Developed technology	1,600
Customer relationships	2,100
Trade name	300
In-process research and development (IPR&D)	300
Deferred tax liabilities in connection with acquired intangible
assets and other fair value adjustments, net	(507)
Total fair value of net identifiable assets acquired	$4,064

Certain closing balance sheet items in connection with the acquisition of SLV were finalized during the fourth quarter of 2014. As a result, the net assets acquired decreased by $0.1 million which was accounted for as measurement period adjustments in the fourth quarter of 2014 with a corresponding adjustment to goodwill.

Intangible assets of $4.3 million consist primarily of developed technology, customer relationships, trade name and IPR&D. Developed technology relates to SLV’s technology and knowhow which is currently generating revenue. Customer relationships relate to SLV’s ability to sell existing, in-process and future versions of its products to its existing customers. Trade names represent future value to be derived from the use of existing trade names. Developed technology, IPR&D and trade name were valued using the relief from royalty method based on discounted cash flow (“DCF”). A discount rate of 17% was used to value developed technology, 20% to value IPR&D, and 19% to value trade name. The customer relationships were valued using multi-period excess earnings method under the income approach based on DCF and using a discount rate of 19%. The discount rate used in the present value calculation was derived from a weighted average cost of capital (“WACC”) analysis, adjusted to reflect additional benefits or risks related to each asset’s characteristics. The intangible assets of $4.0 million are subject to amortization and we expect to amortize these intangible assets on a straight-line basis over their expected useful lives of approximately four to seven years. Of the total purchase consideration, $4.7 million was recognized as goodwill, which represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the SLV acquisition is largely attributable to the synergies expected to be realized. None of the goodwill recorded as part of the SLV acquisition will be deductible for income tax purposes.

We recognized $0.4 million of acquisition-related costs that were expensed in the year ended December 31, 2014. These costs are included as part of general and administration costs in the consolidated statement of operations.

The amounts of revenue and earnings of SLV included in our consolidated statement of operations from the acquisition date to the period ending December 31, 2014 are as follows (in thousands):

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues	$900
Net loss	$(509)

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

The following table presents goodwill as of December 31, 2014 and 2013 and changes in the carrying amount of goodwill (in thousands):

	December 31,
	2014	2013

Balance, beginning of period	$447	$447
Goodwill acquired during the period	4,685	-
Goodwill measurement period adjustment	85	-
Currency translation adjustment	(488)	-
Balance, end of period	$4,729	$447

During the year ended December 31, 2014, we recorded goodwill of $4.7 million in connection with our acquisition of SLV. In addition, we also adjusted goodwill by $0.1 million in connection with our acquisition of SLV as a measurement period adjustment during the year ended December 31, 2014. Of the total goodwill, goodwill related to SLV is designated in a currency other than United States Dollars and is adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions:

	Developed Technology	Customer Relationships	Trade Name	In-process R&D	Total
Amortization Period	4-5 years	2-7 years	6 years	Indefinite
Cost:
Balance at December 31, 2012	$962	$260	$—	$—	$1,222
Balance at December 31, 2013	$962	$260	$—	$—	$1,222
Acquired as a part of SLV acquisition	1,600	2,100	300	300	4,300
Currency translation adjustment	(166)	(220)	(31)	(31)	(448)
Balance at December 31, 2014	$2,396	$2,140	$269	$269	$5,074

Accumulated Amortization:
Balance at December 31, 2012	$546	$260	$—	$—	$806
Amortization expense	192	—	—	—	192
Balance at December 31, 2013	$738	$260	$—	$—	$998
Amortization expense	417	169	28	—	614

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Currency translation adjustment	(16)	(12)	(2)	—	(30)
Balance at December 31, 2014	$1,139	$417	$26	$—	$1,582
Intangible assets, net at December 31, 2014	$1,257	$1,723	$243	$269	$3,492
Intangible assets, net at December 31, 2013	$224	$—	$—	$—	$224

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. During the year ended December 31, 2014, we recorded intangible assets of $4.3 million in connection with our acquisition of SLV. The intangible assets acquired in connection with acquisition of SLV are designated in a currency other than United States Dollars and are adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

The following table illustrates the amortization expense included in the consolidated statements of operations for the years ended December 31, 2014 (in thousand):

Year Ended
December 31,
2014
Cost of revenue	$417
Selling and marketing	197
Total	$614

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ended
2015	$704
2016	672
2017	672
2018	463
2019	313
2020 and thereafter	399
$3,223

7. CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANTS

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant Termination and Concurrent Private Placement with a Related Party

Prior to our IPO, entities affiliated with Foundation Capital, together Foundation Capital, beneficially owned 32.7% of our common stock. Foundation Capital is considered a related party, as Warren Weiss, a general partner with Foundation Capital, is also a member of our Board of Directors. Foundation Capital held warrants to purchase 41,993 shares of our Series A Preferred Stock and 333,333 shares of our Series C Preferred Stock prior to our IPO.

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

8. COMMON STOCK

Initial Public Offering

In March 2013, we completed our IPO in which we issued and sold 5,462,500 shares of common stock at a public offering price of $17.00 per share. We received net proceeds of $84.2 million after deducting underwriting discounts and commissions of $6.5 million and offering costs of $2.2 million incurred in fiscal 2013 prior to our IPO. In addition, we reclassified previously capitalized offering expenses of $4.2 million against the IPO proceeds in our consolidated statements of convertible preferred stock and shareholders’ deficit in the year ended December 31, 2013. Concurrently with our IPO, we issued and sold in a private placement 705,881 shares of common stock at the public offering price of $17.00 per share, which resulted in net proceeds of $12.0 million. In addition, in connection with our IPO:

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

•

We recognized stock-based compensation expense of $14.6 million in the year ended December 31, 2013 upon the effectiveness of the Registration Statement on Form S-1 in connection with our incentive bonus plans.

•	We recognized stock-based compensation expense of approximately $4.7 million in the year ended December 31, 2013 related to the modification of stock options held by current employees.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2014 and 2013, there were 4.3 million and 2.5 million shares, respectively, of common stock reserved for future issuance under our 2012 Employee Stock Purchase Plan and future granting under the 2012 Plan.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$7,610	$12,275	$2,553
Research and development	9,677	17,333	4,229
Sales and marketing	6,062	7,060	2,822
General and administrative	10,512	15,836	5,488
Stock-based compensation expense	$33,861	$52,504	$15,092

Of the total stock-based compensation, we recorded $0.3 million, $1.6 million, and $0.0 million, respectively as stock-based compensation related to our corporate bonus incentive plan during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014 and 2013, stock-based bonus of $1.9 million and $1.6 million, respectively, were recorded under accrued liabilities in the consolidated balance sheets in connection with our corporate bonus incentive plan.

We issue new common shares upon exercise of stock options. The following table summarizes our stock option activity and related information for the year ended December 31, 2014 (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2013	4,726	$11.88
Options granted	732	14.67
Options exercised	(378)	2.94
Options cancelled or expired	(555)	17.57
Balance at December 31, 2014	4,525	$12.38	5.67	$8,699
As of December 31, 2014:
Options vested and expected to vest	4,454	$12.32	5.62	$8,699
Options exercisable	3,372	$11.08	4.65	$8,699

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.  This amount is subject to change based on changes to the fair value of our common stock. During the years ended December 31, 2014, 2013, and 2012, the total cash received from the exercise of stock options was $1.1 million, $2.9 million, and $0.6 million, net of repurchases, respectively, and the total intrinsic value of stock options exercised was $3.6 million, $9.5 million, and $6.6 million, respectively.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The following table summarizes our restricted stock unit activity and related information for the year ended December 31, 2014 (in thousands, except per share data):

	Restricted Stock
	Units Outstanding
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance at December 31, 2013	2,757	$19.14
Restricted stock units granted	1,218	10.72
Restricted stock units vested	(1,280)	18.77
Restricted stock units cancelled	(497)	17.50
Balance at December 31, 2014	2,198	$15.06

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

The following table summarizes the assumptions relating to our stock options:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	43% - 47%	47% – 52%	53.0%
Expected dividends	—%	—%	—%
Expected life in years	6.08	5.00 – 6.08	5.95 – 6.08
Risk-free interest rate	1.81% - 1.98%	0.87% – 1.96%	1.0%
Weighted average grant date fair value per share	$6.60	$19.11	$21.20

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assumptions relating to our ESPP:

Expected volatility	33 - 36%
Expected dividends	—%
Expected life in years	< 1 year
Risk-free interest rate	0.05 - 0.08%

As of December 31, 2014 there was $28.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value on the respective vesting dates of restricted stock units during the years ended December 31, 2014, 2013 and 2012 was $17.3 million, $19.5 million and $0.3 million, respectively.

10. INCOME TAXES

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(57,125)	$(28,774)	$(73,662)
Foreign	(30,623)	(37,809)	(15,665)
Loss before income taxes	$(87,748)	$(66,583)	$(89,327)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
United States federal	$—	$—	$—
State	1,191	(115)	382
Foreign	613	452	306
Total current provision for income taxes	1,804	337	688
Deferred:
United States federal	—	(47)	—
State	—	123	—
Foreign	(382)	(189)	(298)
Total deferred benefit for income taxes	(382)	(113)	(298)
Provision for income taxes	$1,422	$224	$390

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal statutory tax expense (benefit)	$(30,031)	$(23,304)	$(31,265)
Research tax credit	(574)	(884)	—
Effect of non-U.S. operations	10,754	13,320	5,469
Change in valuation allowance	18,166	(925)	23,732

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense	1,982	3,455	2,665
Remeasurement of preferred stock warrant liability	—	—	(752)
Loss on debt extinguishments	—	8,287	—
Other	1,125	275	541
Provision for income taxes	$1,422	$224	$390

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss and tax credit carryforwards	$129,471	$157,971
Deferred revenue	159,523	96,054
Stock-based compensation expense	12,241	11,415
Warrant liability	—	—
Accruals and reserves	7,452	5,793
Intangible assets	1,434	1,480
Other	355	343
Gross deferred tax assets	310,476	273,056
Valuation allowance	(186,273)	(168,092)
Deferred tax assets	124,203	104,964
Deferred tax liabilities
Property and equipment, net	(1,612)	(1,905)
Deferred cost of revenue	(122,116)	(102,459)
Deferred tax liabilities	(123,728)	(104,364)
Net deferred tax assets	$475	$600

As of December 31, 2014, we had federal and state net operating loss carryforwards of $307.5 million and $315.3 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2029 and 2015, respectively.  In addition, we had federal and California research tax credit carryforwards of $9.3 million and $10.9 million, respectively. The federal credit carryforwards will begin to expire in 2024, and the California credit carryforwards have no expiration date.

Since its enactment as part of the Economic Recovery Tax Act of 1981 (ERTA), P.L 97-34, the federal research and development (R&D) tax credit has been available to taxpayers incurring qualifying research expenses (QREs) in the United States. However, the federal R&D tax credit is still not a permanent part of the tax law and must be extended each year by Congress. During 2014, the federal R&D tax credit was extended through the end of December 31, 2014.

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

Below summarizes the change in deferred tax assets valuation allowance (in thousands):

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at Beginning of Period	Net Change	Balance at End of Period
Deferred tax assets valuation allowances
Year ended December 31, 2012	$141,820	$25,175	$166,995
Year ended December 31, 2013	166,995	1,097	168,092
Year ended December 31, 2014	168,092	18,181	186,273

Undistributed earnings of our foreign subsidiaries amounted to $5.6 million as of December 31, 2014. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The income tax liability that might be incurred if these earnings were to be distributed is not material to the financial statements because of the Company’s full valuation allowance position.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits—beginning of period	$8,715	$5,586	$4,393
Gross increase for tax positions of prior years	165	1,216	774
Gross decrease for tax positions of prior years	(13)	—	—
Gross increase for tax positions of current year	1,778	1,913	419
Unrecognized tax benefits balance—end of period	$10,645	$8,715	$5,586

As of December 31, 2014, $0.2 million of the gross unrecognized tax benefits have been recorded as long-term liabilities.  The remainder is reflected as a reduction of deferred tax assets.  Up to $8.7 million and $7.1 million of unrecognized tax benefits at December 31, 2014 and 2013, respectively, would reduce the effective income tax rate in future periods if recognized. However, one or more of these unrecognized tax benefits relate to deferred tax assets that could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing and amount of any related effective tax rate benefit.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Due to our net operating loss position, we have not recorded interest and penalties related to uncertain tax positions as of December 31, 2014.

We file income tax returns in the United States, including various states, and certain foreign jurisdictions. The tax years 2002 to 2014 remain open to examination by the major taxing jurisdictions in which we are subject to tax. As of December 31, 2014, we were not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

11. SEGMENT INFORMATION

We operate in one reportable segment. Our chief operating decision maker is our Chief Executive Officer, who reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. Revenue by geography is based on the billing address of the customer. The following table presents revenue by geographic region (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue:
United States	$101,579	$285,430	$181,948
Australia	62,745	40,939	13,905
All Other	26,964	489	884
Total	$191,288	$326,858	$196,737

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all of our long-lived assets are located in the United States.

12. BALANCE SHEET DETAILS

Deferred Revenue and Deferred Cost of Revenue

The following table details the activity in deferred revenue (in thousands):

	Year Ended December 31,
	2014		2013
Deferred revenue, beginning of period	$524,653			$508,056
Revenue deferred in the period	276,228			343,455
Revenue recognized in the period	(191,288)			(326,858)
Deferred revenue, end of period	$609,593			$524,653

Deferred revenue, current	91,688	—	—	111,293
Deferred revenue, non-current	517,905	—	—	413,360
Deferred revenue, end of period	$609,593			$524,653

The following table details the activity in deferred cost of revenue (in thousands):

	Year Ended December 31,
	2014		2013
Deferred cost of revenue, beginning of period	$276,123			$245,163
Costs deferred related to revenue deferred in the period	123,001			170,213
Cost of revenue recognized in the period	(66,094)			(139,253)
Deferred cost of revenue, end of period	$333,030			$276,123

Deferred cost of revenue, current	29,585	—	—	37,460
Deferred cost of revenue, non-current	303,445	—	—	238,663
Deferred cost of revenue, end of period	$333,030			$276,123

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2014	2013
Component parts	$2,843	$141
Finished goods	3,879	4,209
Inventory	$6,722	$4,350

Finished goods inventory included consigned inventory totaling $3.5 million and $2.8 million as of December 31, 2014 and 2013, respectively.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2014	2013
Computer and network equipment	$14,708	$15,328
Software	13,460	13,003
Machinery and equipment	10,538	8,543
Furniture and fixtures	1,335	929
Leasehold improvements	2,565	1,161
Total property and equipment	42,606	38,964
Less: Accumulated depreciation and amortization	(29,746)	(26,600)
Property and equipment, net	$12,860	$12,364

Depreciation and amortization expense associated with property and equipment, including amounts for assets held under capital leases, was $5.9 million, $6.5 million, and $7.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Machinery and equipment included $4.8 million and $6.3 million of assets held under capital leases at December 31, 2014 and 2013, respectively, with corresponding accumulated amortization of $3.5 million and $3.8 million, respectively.

Software included $3.5 million and $3.0 million of assets held under capital leases at December 31, 2014 and 2013, respectively, with corresponding accumulated amortization of $2.9 and $2.2 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued payroll and related expenses	$8,912	$10,677
Accrued operating expenses	2,548	3,949
Warranty obligations, current	3,838	2,985
Sales, property and income taxes	1,996	1,202
Other deferred revenue	4,955	1,994
Other	1,009	475
Accrued liabilities	$23,258	$21,282

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Warranty obligations, non-current	$3,397	$3,104
Other deferred revenue	9,816	9,174
Other	1,861	1,961
Other liabilities	$15,074	$14,239

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product Warranty

Product warranty obligation is presented as follows on the consolidated balance sheets (in thousands):

	December 31,
	2014	2013
Warranty obligation, current—classified in accrued liabilities	$3,838	$2,985
Warranty obligation, non-current—classified in other liabilities	3,397	3,104
	$7,235	$6,089

Product warranty activity was as follows (in thousands):

	Year Ended
	December 31,
	2014	2013		2012
Warranty obligation—beginning of period	$6,089	$6,316		$9,631
Warranty expense for new warranties issued	669	1,406		1,372
Utilization of warranty obligation	(2,562)	(1,767)		(2,671)
Changes in estimates for pre-existing warranties	3,039	134		(2,016)
Warranty obligation—end of period	$7,235	$6,089	—	$6,316

During the years ended December 31, 2014 and 2013, we revised our estimated warranty liability to reflect updated product field reliability experience and recorded an increase of product warranty liability and product cost of revenue by $3.0 million and $0.1 million, respectively. The change in estimates in fiscal 2014 is primarily due to increase in warranty disposition and processing cost.

As of December 31, 2014 and 2013, we had deferred revenue related to arrangements with extended warranty of $582,000 and $206,000, respectively, included in other deferred revenue under accrued liabilities, and $8.8 million and $7.1 million, respectively, included in other deferred revenue under other liabilities above.

Accumulated Other Comprehensive Income (AOCI)

The components of AOCI, net of tax, were as follows (in thousands):

	Foreign Currency	Unrealized Gains
	Translation	on Available for
	Adjustments	Sale Securities	Total
Balance as of December 31, 2013	$46	$84	$130
Other comprehensive income (loss) before reclassification	(770)	(11)	(781)
Amounts reclassified from AOCI	—	(128)	(128)
Other comprehensive income	(770)	(139)	(909)
Balance as of December 31, 2014	$(724)	$(55)	$(779)

13. BORROWINGS

Credit Facility

We have available a line of credit with a bank, which originally provided for advances and the issuance of letters of credit of up to $40 million. On May 8, 2013, we amended our credit agreement to increase the available capacity from $40 million to $50 million. Loans under the credit agreement bear interest at the bank’s prime rate plus a margin. The credit agreement is guaranteed by certain of our accounts receivable, inventory and cash. As of December 31, 2014, there were no borrowings outstanding under the credit agreement; however, $17.0 million of letters of credit were outstanding, including $13.0 million relating to EON Patent Litigation as discussed under Note 16, Commitments and Contingencies. The remaining available balance of $33.0 million under line of credit is

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings.

The credit agreement will terminate and all amounts owing thereunder will be due and payable on May 17, 2015, unless (a) the commitments are terminated earlier, either at our request or, if an event of default occurs, by the bank (or automatically in the case of certain bankruptcy-related events of default), or (b) the maturity date is extended upon our request, subject to the agreement of the bank. The credit agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants, events of default and indemnification provisions in favor of the bank. The negative covenants include restrictions regarding the incurrence of liens, subject to certain exceptions. The financial covenants require us to meet monthly financial tests with respect to liquidity ratio and unrestricted cash. As of December 31, 2014 we were in compliance with the financial covenants in the credit agreement.

Subordinated Convertible Notes

In December 2011, we issued the December 2011 Note for an aggregate principal amount of $24.0 million, with a maturity date of December 6, 2014. Interest accrued for the first six months at a rate of 3.0% per year and increased by 1.0% every six months to a maximum of 6.0% per year. In February 2012, we issued the February 2012 Note for an aggregate principal amount of $30.0 million, with a maturity date of February 21, 2015. Interest accrued for the first six months at a rate of 3.0% per year and increased by 1.0% every six months to a maximum of 6.0% per year. The unpaid principal amount of the December 2011 Note and February 2012 Note, together with any interest accrued but unpaid thereon, were convertible upon certain events, including closing of an IPO of our common stock.

In connection with our IPO, the December 2011 Note and February 2012 Note together with contractual accrued interest of $2.3 million thereon through March 18, 2013, the closing date of our IPO, converted into 3,764,954 shares of common stock based on the outstanding principal and accrued interest at a conversion price equal to 88% of the IPO price of $17.00 per share. The conversion of the convertible notes and issuance of common stock were accounted for as debt extinguishments and as a result, we recorded a loss on debt extinguishments of $22.9 million in the year ended December 31, 2013.

14. BENEFIT PLAN

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

15. RESTRUCTURING

2014 Restructuring Plan

During the three months ended September 30, 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus our strategy, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan included a worldwide workforce reduction. As a result, we recorded $1.8 million in severance costs as restructuring charges during the year ended December 31, 2014 in the consolidated statement of operations.  Any changes in the estimates of executing the approved plans are reflected in our results of operations.

In connection with the 2014 Restructuring Plan, we expect to record aggregate future charges of approximately $1.6 million to $2.1 million of additional severance.  The remaining restructuring costs under the 2014 Restructuring Plan are expected to be incurred by the first half of 2015.

Accrued liabilities related to restructuring actions during 2014 consist of the following (in thousands):

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31,
2014
Severance Costs
Balance—December 31, 2013	$—
Additions during the period	1,888
Utilization during the period	(1,653)
Balance—December 31, 2014	$235

16. COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

Our primary operating lease commitment at December 31, 2014, related to our headquarters in Redwood City, California, requires monthly lease payments through December 2016. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rent expense for all facility leases was $5.3 million, $4.9 million, and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In March 2012 and June 2012, we sold assets to a financial institution. Concurrently with the sales, we entered into separate agreements to lease the property back from the financial institution over a minimum lease term of three years. The subsequent leasebacks qualified as normal leasebacks and are classified as capital leases. The gains and losses on the transactions were not material.

The following table provides a summary of the sale leaseback transactions that were outstanding as of December 31, 2014 (in thousands):

		Term	Interest	Financed
Lease Commencement	Lease Termination	(months)	rate	Amount
March 2012	March 2015	36	7.4	716
June 2012	June 2015	36	6.7	960
				$1,676

As of December 31, 2014, the future minimum commitments under our operating and capital leases were as follows (in thousands):

	Operating	Capital
	Leases	Leases
2015	$5,507	$1,163
2016	4,354	112
2017	614	—
2018	624	—
2019	562	—
2020 and thereafter	1,489	—
Net minimum lease payments	$13,150	$1,275
Less amount representing interest		(50)
Present value of net minimum capital lease payments		$1,225

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Contingencies

EON Patent Litigation.  In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers.  The lawsuit alleges infringement of United States Patent Nos. 5,388,101 (the “’101 Patent”), 5,481,546 (the “’546 Patent”), and 5,592,491 (the “’491 Patent,” and together with the ‘101 Patent and the ‘546 Patent, the “EON Patents”) by certain networking technology and services that we and the other defendants provide.  Other defendants included Landis+Gyr AG, Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc., all of which settled with EON prior to trial. We filed answers, affirmative defenses and counterclaims denying the plaintiff’s allegations and asserting that the plaintiff’s patents are invalid.  A trial was held in June 2014.  After the trial, the jury determined that we had infringed certain, but not all, of the claims under the EON Patents, and returned a verdict against us in the amount of $18.8 million.  The court ruled there was insufficient evidence to support EON’s allegation of willful infringement and granted our motion to dismiss that claim.  In June 2014, we filed post-trial motions with the court seeking, among other things, judgment as a matter of law to set aside the jury verdict, or in the alternative, a new trial.  In its post-trial motions, EON sought pre-judgment interest and attorneys’ fees.  Following post-trial motions, the court reduced the damage award to approximately $13.0 million, and in December 2014, entered a final judgment in that amount plus approximately $1.5 million in pre-judgment interest.  The court subsequently revised the final judgment to include additional costs of about $0.2 million and entered an amended final judgment in December 2014.  All of the EON Patents have expired and therefore EON is not seeking, and EON may not recover, any additional sums as royalties for our sales of products going forward.

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award, as stated in Note 13, Borrowings.  Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  EON filed a notice of cross appeal in January 2015.  Our opening appellate brief is due in March 2015.  We expect the appeal process to take place during 2015 and perhaps into early 2016.

We continue to believe that the evidence and the law do not support the jury’s findings of infringement, validity, and the award of damages, and intend to continue vigorously defending the action, including exercising all available appeals.  However, given the inherent uncertainty in predicting the ultimate outcome of the appeals process, we believe it is reasonably possible that a material loss of up to $14.7 million, the amount of the amended final judgment, may result from these proceedings.  In continuing to assess the impact of the jury verdict and the judgment on our financial statements, we will continue to evaluate the jury verdict, the court’s rulings on the post-trial motions and the likelihood of a successful appeal.

Transdata/OG&E Patent Litigation.  In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company (“OG&E”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company (“GE”) meters with our wireless modules.  We have agreed with GE to contribute to pay the defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, and a hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013.  In May 2014, GE filed reexamination requests on the TransData patents at issue with the U.S. Patent and Trademark Office (the “USPTO”).  The reexaminations are currently proceeding.  In August and September 2014, GE also petitioned the USPTO for inter partes review of each patent.  In October 2014, OG&E filed a motion to stay the litigation pending the reexamination of the patents by the USPTO, which the court denied in January 2015.  Pre-trial proceedings in the matter are ongoing.  We believe that OG&E has meritorious defenses to TransData’s allegations, and that OG&E will continue to vigorously defend itself.

Linex Patent Litigation.  In March 2013, Linex Technologies, Inc., a non-producing entity, or Linex, filed suit against us in United States District Court for the Southern District of Florida. Linex alleged that certain of our networking technology infringes United States Patent Nos. 6,493,377 and 7,167,503. We filed an answer in May 2013. In January 2014, the court granted the plaintiff’s request for a stay of the matter, pending reexamination of the patents at issue by the USPTO. In September 2014, Linex amended certain patent claims and canceled certain other patent claims based upon the USPTO’s completed reexaminations, and in October 2014, the court lifted the stay of the matter.  In January 2015, Linex filed an amended complaint to incorporate facts related to the reexamination, and we filed an answer responding to the complaint and raising additional defenses.  The trial has been scheduled for November 2015.  We believe that we have meritorious defenses to Linex’s allegations and intend to continue vigorously defending against the action.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have not recorded any amounts for contingent losses associated with the matters described above based on its belief that losses, while reasonably possible, are not probable.  Unless otherwise stated, we are currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

As of December 31, 2014 and 2013, we had a total of $17.0 million, including $13.0 million related to EON Patent Litigation mentioned above, and $9.8 million, respectively, of standby letters of credit issued under the credit facility with a financial institution, of which $0.5 million (AUD$0.6 million) and $0.6 million (AUD$0.6 million), respectively, were denominated in Australian dollars. In accordance with the terms of our credit facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the credit facility.

As of December 31, 2014, we had a $20.3 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. As of December 31, 2013, we had a $15.0 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

Customers and Third Party Device Manufacturers. Refer to the discussion above under the heading Legal Contingencies for a description of our indemnification obligations.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

17. SUBSEQUENT EVENTS

On January 16, 2015, we completed the acquisition of Detectent, Inc. (“Detectent”), a privately held corporation that provides customer intelligence solutions for utilities leveraging its data analytics platform. Based in Escondido, California, Detectent’s SaaS, subscription, and software solutions help improve advanced metering infrastructure and utility grid operations, ensure revenue protection, and deliver enhanced customer engagement programs. In accordance with the Agreement and Plan of Merger dated as of January 6, 2015, by and among Silver Spring, Detectent and a wholly-owned subsidiary of Silver Spring, Detectent became our wholly-owned subsidiary. The total purchase consideration was $11.7 million, including $7.7 million of cash and $4.0 million of deferred cash consideration paid over a two-year period subject to key employee retention.   Part of the purchase consideration, $0.3 million represented cash payment (without interest) to the holders of Detectent’s vested stock options.

The acquisition is being accounted for under the acquisition method of accounting under ASC 805. Under this method of accounting, the total purchase consideration will be measured at fair value as of the acquisition date when control was obtained. Due to the short period of time between the acquisition date and filing of our Annual Report on Form 10-K with the SEC, the acquisition-date fair value of the total consideration transferred and measurement of the assets acquired and liabilities assumed has not been finalized. We are is in the process of obtaining a third-party valuation report to calculate the fair value of the consideration transferred and to measure the assets acquired and liabilities assumed. It is expected that a significant amount of goodwill will be recorded as of the acquisition date. As a result of the acquisition of Detectent, revenues and operating expenses of the Detectent business will be included in our consolidated financial results, beginning in the first quarter of 2015.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly statements of operations data for each of the last eight quarters in the years ended December 31, 2014 and 2013 (in thousands, except per share data).

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014	2013	2013	2013	2013
Revenue, net	$77,411	$28,041	$41,607	$44,229	$97,164	$72,481	$103,510	$53,703
Cost of revenue	47,233	26,738	28,195	32,785	63,420	49,255	55,260	43,569
Gross profit	30,178	1,303	13,412	11,444	33,744	23,226	48,250	10,134
Operating expenses	28,786	38,723	38,084	38,615	33,792	35,341	38,268	49,708
Operating income (loss)	1,392	(37,420)	(24,672)	(27,171)	(48)	(12,115)	9,982	(39,574)
Other income (expense), net	68	7	85	(37)	138	(54)	(184)	(24,728)
Income (loss) before income taxes	1,460	(37,413)	(24,587)	(27,208)	90	(12,169)	9,798	(64,302)
Provision for income taxes	959	(140)	4	599	(268)	100	328	64
Net income (loss)	501	(37,273)	(24,591)	(27,807)	358	(12,269)	9,470	(64,366)
Deemed dividend to convertible preferred stockholders	—	—	—	—	—	—	—	(105,000)
Net income (loss) attributable to common stockholders	$501	$(37,273)	$(24,591)	$(27,807)	$358	$(12,269)	$9,470	$(169,366)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.77)	$(0.51)	$(0.58)	$0.01	$(0.26)	$0.20	$(16.18)
Diluted	$0.01	$(0.77)	$(0.51)	$(0.58)	$0.01	$(0.26)	$0.19	$(16.18)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	$48,929	$48,551	$48,315	$47,693	$47,198	$46,729	$46,599	$10,469
Diluted	$50,191	$48,551	$48,315	$47,693	$49,603	$46,729	$48,995	$10,469

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our chief executive officer, or CEO, and chief financial officer, CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our CEO and CFO concluded that as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the rules of the SEC that permit emerging growth companies such as our company to provide only management’s report in the Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

On February 26, 2015, the landlord for the facilities which serve as our corporate headquarters in Redwood City, California pursuant to the terms of the Lease Agreement, dated July 5, 2007, as amended, between us and the Board of Trustees of The Leland Stanford Junior University, notified us of their intent to terminate the lease effective on April 30, 2016.  We believe that the existing facilities are adequate to meet our current needs until replacement space can be obtained.  We intend to look for replacement space in the San Francisco Bay Area near our existing facilities, and believe we will be able to identify suitable space prior to the expiration of the lease in April 2016.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICIERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officers is incorporated herein by reference from the information under Part I Item 1. Business—Executive Officers of this Annual Report on Form 10-K. All other information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2014.

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

ITEM 11. COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K are as follows:

1.Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II. Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedules:

Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on this March 2, 2015.

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

Signature	Title	Date

/s/ Scott A. Lang Scott A. Lang	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2015

/s/ James P. Burns James P. Burns	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015

/s/ Thomas R. Kuhn Thomas R. Kuhn	Director	March 2, 2015

/s/ Jonathan Schwartz Jonathan Schwartz	Director	March 2, 2015

Signature	Title	Date

/s/ Richard A. Simonson Richard A. Simonson	Director	March 2, 2015

/s/ Laura D. Tyson Laura D. Tyson	Director	March 2, 2015

/s/ Peter Van Camp Peter Van Camp	Director	March 2, 2015

/s/ Warren M. Weiss Warren M. Weiss	Director	March 2, 2015

/s/ Thomas H. Werner Thomas H. Werner	Director	March 2, 2015

EXHIBIT INDEX

The following exhibits are included herein or incorporated herein by reference:

Exhibit		Incorporated by Reference				Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-35828	3.1	5/9/2013
3.2	Restated Bylaws of the Registrant.	10-Q	001-35828	3.2	5/9/2013
4.1	Form of Registrant’s common stock certificate.	S-1	333-175393	4.1	11/30/2012
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated December 11, 2009, by and among Registrant and certain security holders of the Registrant.	S-1	333-175393	4.2	7/7/2011
10.1‡	Form of Indemnification Agreement.	S-1	333-175393	10.1	7/7/2011
10.2‡	2003 Stock Option Plan, as amended to date.	10-Q	001-35828	10.2	11/7/2013
10.3‡	2012 Equity Incentive Plan, as amended to date.	10-Q	001-35828	10.3	11/7/2013
10.4‡	2012 Employee Stock Purchase Plan.	S-1	333-175393	10.4	6/14/2012
10.5‡	Offer Letter Employment Agreement, dated June 24, 2004, between the Registrant and Scott A. Lang.	S-1	333-175393	10.5	7/7/2011
10.6‡	Letter Agreement, dated September 11, 2008, between the Registrant and Scott A. Lang.	S-1	333-175393	10.6	7/7/2011
10.7‡	Letter Agreement, dated November 3, 2014, between the Registrant and Scott A. Lang.					X
10.8‡	Change of Control Letter Agreement, dated March 24, 2011, between the Registrant and Eric P. Dresselhuys, as amended.	S-1	333-175393	10.9	7/7/2011
10.9‡	Offer Letter Employment Agreement, dated September 4, 2013, between the Company and James P. Burns.	10-Q	001-35828	10.16	11/7/2013
10.10	Lease Agreement, dated July 5, 2007, as amended, between the Registrant and the Board of Trustees of The Leland Stanford Junior University.	S-1	333-175393	10.14	6/14/2012
10.11†	Master Design, Procure and Install Contract, dated December 8, 2011, by and between the Registrant and Progress Energy Service Company, LLC.			X
10.12†	Framework Agreement, dated December 8, 2011, by and between the Registrant and CHED Services Pty Ltd.			X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see page 104 of this Report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

_____________________

†     Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.

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