Form 10-Q
period 2015-03-31
SILVER SPRING NETWORKS INC
filed 2015-05-11
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 6, 2015, there were approximately 49,701,343 shares of the Registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	March 31	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,695	$60,457
Short-term investments	60,520	60,339
Accounts receivable	47,921	54,740
Inventory	7,337	6,722
Deferred cost of revenue	188,310	29,585
Deferred tax assets	367	5,278
Prepaid expenses and other current assets	7,492	5,146
Total current assets	362,642	222,267
Property and equipment, net	12,598	12,860
Goodwill and intangible assets	15,997	8,221
Deferred cost of revenue, non-current	112,214	303,445
Deferred tax assets, non-current	20,874	354
Other long-term assets	3,887	1,047
Total assets	$528,212	$548,194
Total liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$30,408	$27,530
Accrued liabilities	24,755	23,258
Deferred revenue	295,960	91,688
Current portion of capital lease obligations	897	1,163
Deferred tax liability	20,778	249
Total current liabilities	372,798	143,888
Deferred revenue, non-current	234,024	517,905
Deferred tax liability, non-current	17	5,146
Other liabilities	15,672	15,074
Total liabilities	622,511	682,013
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common stock and additional paid-in capital, $0.001 par value, 1,000,000 shares authorized; 49,694 and 49,062 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	578,776	573,391
Accumulated other comprehensive loss	(1,549)	(779)
Accumulated deficit	(671,526)	(706,431)
Total stockholders’ deficit	(94,299)	(133,819)
Total liabilities and stockholders’ deficit	$528,212	$548,194

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Product revenue	$105,035	$28,227
Service revenue	38,605	16,002
Total revenue, net	143,640	44,229
Cost of revenue:
Product cost of revenue	56,617	17,915
Service cost of revenue	15,568	14,870
Total cost of revenue	72,185	32,785
Gross profit	71,455	11,444
Operating expenses:
Research and development	15,694	17,725
Sales and marketing	9,297	9,223
General and administrative	12,129	11,667
Restructuring	194	—
Total operating expenses	37,314	38,615
Operating income (loss)	34,141	(27,171)
Other income (expense), net:
Other income (expense), net	288	(37)
Income (loss) before income taxes	34,429	(27,208)
(Benefit) provision for income taxes	(476)	599
Net income (loss)	$34,905	$(27,807)

Net income (loss) per share
Basic	$0.71	$(0.58)
Diluted	$0.69	$(0.58)
Weighted average shares used to compute net income (loss) per share
Basic	49,306	47,693
Diluted	50,899	47,693

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$34,905	$(27,807)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	(948)	8
Net unrealized gain (loss) on available-for-sale investments (net of tax effect of $0 and $0)	178	(75)
Other comprehensive loss	(770)	(67)
Comprehensive income (loss)	$34,135	$(27,874)

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows used in operating activities:
Net income (loss )	$34,905	$(27,807)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	(890)	407
Depreciation and amortization	1,949	1,466
Stock-based compensation	7,023	11,432
Other non-cash adjustments	53	102
Changes in operating assets and liabilities:
Accounts receivable	7,301	8,301
Inventory	(604)	(509)
Prepaid expenses and other assets	(904)	(1,144)
Contingent payments related to Detectent acquisition, held in escrow	(4,000)	—
Deferred cost of revenue	32,516	(20,366)
Accounts payable	2,878	(3,124)
Customer deposits	(200)	107
Deferred revenue	(80,561)	27,675
Accrued and other liabilities	79	200
Net cash used in operating activities	(455)	(3,260)

Cash flows provided by (used in) investing activities:
Business acquisition, net of cash acquired	(7,098)	—
Proceeds from sales of available-for-sale investments	—	13,966
Proceeds from maturities of available-for-sale investments	4,000	4,500
Purchases of available-for-sale investments	(4,056)	(17,354)
Purchases of property and equipment	(1,374)	(1,742)
Net cash used in investing activities	(8,528)	(630)

Cash flows provided by (used in) financing activities:
Payments on capital lease obligations	(410)	(356)
Proceeds from issuance of common stock, net of repurchases	1,905	4,555
Taxes paid related to net share settlement of equity awards	(2,057)	(4,413)
Net cash used in financing activities	(562)	(214)

Effect of exchange rate changes on cash and cash equivalents	(217)	—
Net decrease in cash and cash equivalents	(9,762)	(4,104)
Cash and cash equivalents—beginning of period	60,457	82,596
Cash and cash equivalents—end of period	$50,695	$78,492

Supplemental cash flow information:
Cash paid for taxes	$970	$98
Cash paid for interest	$20	$34

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Silver Spring Networks, Inc. (the “Company”, “we”, “us” and “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of unaudited condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates under different assumptions or conditions. As a result, the quarterly results may not be indicative of the full year results.

The condensed consolidated financial statements include the accounts of Silver Spring Networks, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

2. Significant Accounting Policies and Estimates

There have been no material changes to our significant accounting policies described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014 that have had a material impact on our condensed consolidated financial statements and related notes, except as described below.

Revenue Recognition

Through December 31, 2014, due to limited historical experience, for arrangements that contain customer-specific acceptance criteria, revenue has historically been recognized only after obtaining written acceptance for each service area.  We perform ongoing evaluation of the sufficiency of historical experience in determining the effect of customer-specific acceptance terms on timing of revenue recognition.  During the quarter ended March 31, 2015, following the completion of analyses of historical experience, we determined that we have sufficient objective evidence to conclude that (i) network solution testing conducted in prior deployments can be relied upon to demonstrate that products and services delivered for deployments of other customers will meet acceptance testing criteria, provided that such prior deployments have similar characteristics and substantially similar testing criteria, or (ii) in absence of such evidence from prior deployments, network solution testing in the initial service area for a specific customer deployment can be relied upon to demonstrate that products and services delivered for subsequent service areas within that same deployment will meet subsequent acceptance testing criteria, provided that such initial network solution testing is successfully completed, and the testing criteria in the initial service area are substantially similar to the agreed-upon testing criteria for the remaining service areas.

As a result of the above change in assessment of the impact of customer-specific acceptance criteria, revenue and cost of revenue recognized during the quarter ended March 31, 2015 in the Condensed Statements of Operations included revenue of $112.3 million and cost of revenue of $43.6 million, respectively, which otherwise would have been deferred before the change in such assessment, resulting in a $68.7 million increase to net income, $1.40 increase to basic net income per share, and $1.35 increase to diluted net income per share. Receipt of

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

acceptance from the customers is no longer considered necessary as (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria were met.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

3. Net income (loss) per share

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

The following table sets forth the computation of basic and diluted net income (loss) per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$34,905	$(27,807)
Weighted average shares outstanding—basic	49,306	47,693
Dilutive effect of employee equity incentive plans	1,593	-
Weighted average shares outstanding—diluted	50,899	47,693

Basic net income (loss) per share	$0.71	$(0.58)
Diluted net income (loss) per share	$0.69	$(0.58)

The following potential common shares outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	March 31,
	2015	2014
Employee equity incentive plans	4,405	6,725

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Cash, Cash Equivalents, and Short-Term Investments

Cash, cash equivalents, and short-term investments consisted of the following (in thousands):

	As of March 31, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$44,318	$—	$—	$44,318
Cash equivalents:
Money market mutual funds	6,377	—	—	6,377
Total cash equivalents	6,377	—	—	6,377
Short-term fixed income securities:
U.S. government and agency obligations	39,006	133	—	39,139
U.S. and foreign corporate debt securities	19,340	48	(4)	19,384
Foreign governments and multi-national agency obligations	2,000	—	(3)	1,997
Total short-term investments	60,346	181	(7)	60,520
Total cash, cash equivalents and short-term investments	$111,041	$181	$(7)	$111,215

	As of December 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$54,239	$—	$—	$54,239
Cash equivalents:
Money market mutual funds	6,218	—	—	6,218
Total cash equivalents	6,218	—	—	6,218
Short-term fixed income securities:
U.S. government and agency obligations	38,718	46	(18)	38,746
U.S. and foreign corporate debt securities	19,625	9	(33)	19,601
Foreign governments and multi-national agency obligations	2,000	—	(8)	1,992
Total short-term investments	60,343	55	(59)	60,339
Total cash, cash equivalents and short-term investments	$120,800	$55	$(59)	$120,796

As of March 31, 2015, approximately 45% and 40% of our cash, cash equivalents, and short-term investments were held with two separate financial institutions.  As of December 31, 2014, approximately 46% and 42% of our cash, cash equivalents, and short-term investments were held with two separate financial institutions.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments consisted of the following (in thousands):

	March 31, 2015		December 31, 2014
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$17,745	$17,759	$20,588	$20,599
Due after 1 year through 3 years	48,978	49,138	45,973	45,958
Total cash equivalents & short-term investments	$66,723	$66,897	$66,561	$66,557

 The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2015		As of December 31, 2014
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. and foreign corporate debt securities	$3,723	$(4)	$14,563	$(33)
Foreign governments and multi-national agency obligations	1,997	(3)	1,992	(8)
U.S. government and agency obligations	-	-	13,523	(18)
Total	$5,720	$(7)	$30,078	$(59)

As of March 31, 2015 and December 31, 2014, there were no investments with unrealized losses for a period in excess of 12 months.

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of March 31, 2015, we anticipate that we will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2015 and 2014. There were no material gross realized gains or losses from available-for-sale securities during the three months ended March 31, 2015 and 2014.

5. Fair Value Measurements

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2015 and year ended December 31, 2014.

Assets Measured at Fair Value on a Recurring Basis

As of March 31, 2015, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,377	$—	$—	$6,377
Total cash equivalents	6,377	—	—	6,377
Short-term investments:
U.S. government and agency obligations	—	39,139	—	39,139
U.S. and foreign corporate debt securities	—	19,384	—	19,384
Foreign governments and multi-national agency obligations	—	1,997	—	1,997
Total short-term investments	—	60,520	—	60,520
Total assets measured at fair value	$6,377	$60,520	$—	$66,897

As of December 31, 2014, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,218	$—	$—	$6,218
Total cash equivalents	6,218	—	—	6,218
Short-term investments:

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

U.S. government and agency obligations	—	38,746	—	38,746
U.S. and foreign corporate debt securities	—	19,601	—	19,601
Foreign governments and multi-national agency obligations	—	1,992	—	1,992
Total short-term investments	—	60,339	—	60,339
Total assets measured at fair value	$6,218	$60,339	$—	$66,557

As of March 31, 2015 and December 31, 2014, there were no liabilities that were measured and recorded at fair value on a recurring basis.

As of March 31, 2015 and December 31, 2014, there were no assets and liabilities that are measured and recorded at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of our accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

6. Business Acquisition

Acquisition of Detectent

On January 16, 2015, we completed the acquisition of Detectent, Inc. (“Detectent”), a privately held corporation that provides customer intelligence solutions for utilities leveraging its data analytics platform, based in Escondido, California. Detectent’s SaaS, subscription, and software solutions help improve advanced metering infrastructure and utility grid operations, ensure revenue protection, and deliver enhanced customer engagement programs. In accordance with the Agreement and Plan of Merger dated as of January 6, 2015, by and among Silver Spring, Detectent and a wholly-owned subsidiary of Silver Spring, Detectent became our wholly-owned subsidiary. The total consideration was $11.6 million, including $7.6 million of cash paid on the acquisition date and $4.0 million of deferred cash consideration (“contingent payments”) to be paid over a two-year period subject to key employees’ retention (“retention period”). Contingent payments associated with future employment conditions will be recorded as compensation expense over the retention period. During the three months ended March 31, 2015, we recorded 0.4 million in compensation expense in the consolidated statement of operations with a corresponding liability included in the accrued liability in the consolidated balance sheets.

In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the acquisition of Detectent was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed are measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by us and in doing so relied in part upon a third-party valuation report to measure the identifiable intangible assets acquired and obligations related to deferred revenue. The following table summarizes the fair value of total consideration transferred for the Detectent acquisition, the total fair value of net identifiable assets acquired and the resulting goodwill recorded (in thousands):

[

Cash consideration	$7,616
Less: Fair value of net identifiable assets acquired	(2,824)
Goodwill	$4,792

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill represents the excess of the purchase consideration over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill arising from the Detectent acquisition is largely attributable to the synergies expected to be realized. None of the goodwill recorded as part of the Detectent acquisition will be deductible for income tax purposes.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the acquisition date. The estimated fair value of the identifiable assets acquired and liabilities assumed in the acquisition is based on management’s best estimates. As we finalize certain valuation assumptions, the provisional measurements of certain assets and liabilities, which include accruals, deferred income taxes, and goodwill, are subject to change, and the final purchase price accounting could be different from the amounts presented herein.

Assets acquired and liabilities assumed as of January 16, 2015 (in thousands):

Cash	$518
Net other tangible liabilities	(604)
Intangible assets subject to amortization:
Developed technology	1,900
Customer relationships	1,500
Non-compete agreements	100
Order backlog	300
Deferred tax liabilities in connection with acquired intangible
assets and other fair value adjustments, net	(890)
Total fair value of net identifiable assets acquired	$2,824

Developed technology relates to Detectent’s technology and knowhow which is currently generating revenue. Customer relationships relate to Detectent’s ability to sell existing, in-process and future versions of its products to its existing customers. Non-compete agreements represented the value of the non-compete and non-solicit agreements signed by key employees. Order backlog represents future revenue to be derived from confirmed orders. Developed technology and order backlog were valued using the relief from royalty method based on discounted cash flow (“DCF”). A discount rate of 18.6% was used to value developed technology and 20.1% to value order backlog. The customer relationships and non-compete agreements were valued using multi-period excess earnings method under the income approach based on DCF and using a discount rate of 20.1%. The discount rate used in the present value calculation was derived from a weighted average cost of capital analysis, adjusted to reflect additional benefits or risks related to each asset’s characteristics. The intangible assets are subject to amortization and we expect to amortize these intangible assets on a straight-line basis over their weighted average expected useful lives of approximately one to seven years.

Deferred tax assets and liabilities resulting from the acquisition of Detectent have been netted, where applicable. Following the Detectent acquisition, Detectent has become part of our U.S. tax group. Accordingly, the deferred tax liability of $0.9 million which was recognized in the purchase price accounting has been netted with our existing deferred tax assets. As a result, there was a $0.9 million reversal of the Company’s valuation allowance which was recorded as a tax benefit in the 2015 first quarter financial statements in accordance with ASC 805.

We recognized $0.7 million of acquisition-related costs that were expensed during the three months ended March 31, 2015. These costs are included primarily as part of general and administration costs in the consolidated statement of operations. Detectent’s financial results have been included in the condensed consolidated financial statements since the acquisition date. Total Detectent revenue represented less than 1% of the total revenue recognized during the period ended March 31, 2015.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquisition of Streetlight.Vision

On May 23, 2014, we completed the acquisition of Streetlight.Vision (“SLV”), a company incorporated under the laws of France, which provides street light control and management software, and paid approximately $8.8 million in cash. In accordance with ASC 805, the acquisition of SLV was accounted for under the acquisition method of accounting and recorded a goodwill of $4.7 million at the time of acquisition. Certain closing balance sheet items in connection with the acquisition of SLV were finalized during the first quarter of 2015. As a result, the net assets acquired decreased by $0.1 million which was accounted for as measurement period adjustments with a corresponding adjustment to goodwill.

7. Goodwill and Intangible Assets

Goodwill:

The following table presents goodwill and changes in the carrying amount of goodwill (in thousands):

	March 31,	December 31,
	2015	2014

Balance, beginning of period	$4,729	$447
Goodwill acquired during the period	4,792	4,685
Goodwill measurement period adjustment	45	85
Currency translation adjustment	(453)	(488)
Balance, end of period	$9,113	$4,729

During the three months ended March 31, 2015, we recorded goodwill of $4.8 million in connection with our acquisition of Detectent. During the year ended December 31, 2014, we recorded goodwill of $4.7 million in connection with our acquisition of SLV. In addition, we also adjusted goodwill by $0.1 million in connection with our acquisition of SLV as a measurement period adjustment during the year ended December 31, 2014 and three months ended March 31, 2015. Of the total goodwill, goodwill related to SLV is designated in a currency other than United States Dollars and is adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions:

	Developed Technology and Order Backlog	Customer Relationships	Trade Name and Non-Compete Agreements	In-process R&D	Total
Amortization Period	1-5 years	2-7 years	3-6 years	Indefinite
Cost:
Balance at December 31, 2014	$2,396	$2,140	$269	$269	$5,074
Acquired as a part of Detectent acquisition	2,200	1,500	100	—	3,800
Balance at March 31, 2015	$4,596	$3,640	$369	$269	$8,874

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accumulated Amortization:
Balance at December 31, 2014	$1,139	$417	$26	$—	$1,582
Amortization expense	262	128	18	—	408
Balance at March 31, 2015	$1,401	$545	$44	$—	$1,990
Intangible assets, net at March 31, 2015	$3,195	$3,095	$325	$269	$6,884
Intangible assets, net at December 31, 2014	$1,257	$1,723	$243	$269	$3,492

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. During first quarter ended March 31, 2015, we recorded intangible assets of $3.8 million in connection with our acquisition of Detectent.

The following table illustrates the amortization expense included in the consolidated statements of operations for the three months ended March 31, 2015 (in thousand):

Three Months Ended
March 31, 2015
Cost of revenue	$262
Sales and marketing	139
General and administrative	7
Total	$408

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ended
2015	$1,266
2016	1,398
2017	1,385
2018	1,144
2019	994
2020 and thereafter	428
$6,615

8. Stock-Based Compensation

Equity Incentive Plan

Our Board of Directors adopted the 2012 Equity Incentive Plan, or the 2012 Plan, which became effective on March 12, 2013 and serves as the successor to our 2003 Stock Option Plan, or the 2003 Plan. Pursuant to the 2012 Plan, 3,400,000 shares of our common stock were initially reserved for grant, plus (1) any shares that were reserved and available for issuance under the 2003 Plan at the time the 2012 Plan became effective, and (2) any shares that become available upon forfeiture or repurchase by us under the 2003 Plan and a stock option plan assumed in connection with a previous acquisition, will be reserved for issuance. In addition, the number of Shares available for grant and issuance shall be increased on January 1 of each calendar year during the term of the Plan by

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the lesser of (i) four percent (4%) of the number of Shares issued and outstanding on each December 31 immediately prior to the date of increase, or (ii) such number of Shares determined by the Board. Under the 2012 Plan, we may grant both incentive and non-statutory stock options, restricted stock and restricted stock units to employees, directors and service providers. We may grant options to purchase shares of common stock to employees, directors and service providers at prices not less than the fair market value at date of grant for both Incentive Stock Options, or ISOs, or Nonqualified Stock Options, or NQSOs. ISOs granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock must be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years. Restricted stock units, or RSUs, generally vest between two to four years. As of January 1, 2015 and 2014, the total shares reserved for issuance under the 2012 Plan were automatically increased by 1,962,491 and 1,895,371, respectively.

Employee Stock Purchase Plan

Our Board of Directors adopted the 2012 Employee Stock Purchase Plan, or ESPP, which became effective on March 12, 2013, pursuant to which 400,000 shares of our common stock have been reserved for future issuance. In addition, on each January 1 for the first ten calendar years after the first Offering Date, the aggregate number of shares of the Company’s Common Stock reserved for issuance under the Plan shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of the Company Stock on the immediately preceding December 31 subject to restrictions defined in the ESPP. Eligible employees can enroll and elect to contribute up to 15% of their compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date. As of January 1, 2015 and 2014, the total shares reserved for issuance under the ESPP were automatically increased by 490,622 and 473,843, respectively.

Performance Stock Award

On February 10, 2015, we granted to our Chief Executive Officer, performance restricted stock units (“PSUs”) to acquire up to a maximum of 250,000 shares of our common stock to be earned based on the common stock price reaching certain share price targets over a period of three years subject to his continued services to the Company as a director, officer, employee or consultant. The PSUs become eligible to vest when the average closing price during the 45 consecutive trading days’ reaches the share price thresholds specified in the grant between the grant date and the 3-year anniversary. We determined the value of these RSUs using a Monte-Carlo simulation due to the path-dependency of the award. The fair value of the PSUs is determined to be $1.1 million which will be recognized over the requisite service period using the accelerated method.

As of March 31, 2015 and December 31, 2014, there were 6.4  million and 4.3 million shares, respectively, of common stock reserved for future grants under our 2012 Plan and 2012 Employee Stock Purchase Plan.

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$1,723	$2,692
Research and development	2,180	3,155
Sales and marketing	1,238	2,045
General and administrative	1,882	3,540
Stock-based compensation expense	$7,023	$11,432

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Of the total stock-based compensation, we recorded $1.5 million and $2.7 million, respectively as stock-based compensation related to our corporate bonus incentive plan during the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014, stock-based bonus of $3.4 million and $1.9 million, respectively, were recorded as accrued liabilities in the consolidated balance sheets in connection with our corporate bonus incentive plan.

The following table summarizes our stock option activity and related information for the three months ended March 31, 2015 (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2014	4,525	$12.38
Options granted	405	7.99
Options exercised	(95)	2.52
Options cancelled or expired	(176)	16.88
Balance at March 31, 2015	4,659	$12.03	6.00	$9,286
As of March 31, 2015:
Options vested and expected to vest	4,590	$11.99	5.95	$9,272
Options exercisable	3,230	$11.25	4.66	$8,815

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of March 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015.  This amount is subject to change based on changes to the fair value of our common stock.

The following table summarizes our restricted stock unit activity and related information for the three months ended March 31, 2015 (in thousands, except per share data):

	Restricted Stock
	Units Outstanding
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance at December 31, 2014	2,200	$15.06
Restricted stock units granted	284	4.81
Restricted stock units vested	(539)	17.75
Restricted stock units cancelled	(115)	14.80
Balance at March 31, 2015	1,830	$12.69

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expected stock-price volatility over the expected term of the award. Generally, assumptions are based on historical information and judgment was required to determine if historical trends may be indicators of future outcomes. The fair value of each option grant is estimated on the date of grant.

We currently have no history or expectation of paying cash dividends on our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior. Until December 31, 2014, we estimated the volatility of our common stock at the date of grant using a combination of our own historical and implied volatility and based on the historical and implied volatility of the stock prices of a peer group of publicly-traded companies for a period equal to the expected life of our stock options. Effective January 1, 2015, we estimate the volatility of our common stock at the date of grant based on our own historical and implied volatility of the stock prices as we believe that we now have sufficient company specific data and provides a reasonable basis on which to base an estimate of expected volatility and we have no reason to believe that our future volatility will differ materially during the expected or contractual term, as applicable, from the volatility calculated from this past information.

As of March 31, 2015, there was $8.3 million and $17.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to options and RSUs, respectively, which are expected to be recognized over a weighted-average period of 2.9 and 2.1 years, respectively.

9. Income Taxes

Our benefit for income taxes for the three months ended March 31, 2015 reflects an effective tax rate of (1.4%). Our provision for income taxes for the three months ended March 31, 2014 reflects an effective tax rate of (2.2%).  Our benefit for income taxes for the three months ended March 31, 2015 consists primarily of a net benefit of $0.9 million, which was due to the deferred income tax benefits related to the Detectent acquisition. Our provision for income taxes for the three months ended March 31, 2014 consisted primarily of foreign income and withholding taxes.

10. Segment Information

We operate in one reportable segment. Our chief operating decision maker is our Chief Executive Officer, who reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. Revenue by geography is based on the billing address of the customer. The following table presents revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
United States	$122,582	$21,842
Australia	19,176	9,775
All Other	1,882	12,612
Total	$143,640	$44,229

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Balance Sheet Details

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Component parts	$2,385	$2,843
Finished goods	4,952	3,879
Inventory	$7,337	$6,722

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued payroll and related expenses	$10,206	$8,912
Accrued operating expenses	3,278	2,548
Warranty obligations, current	4,365	3,838
Sales, property and income taxes	1,036	1,996
Other deferred revenue	4,968	4,955
Other	902	1,009
Accrued liabilities	$24,755	$23,258

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Warranty obligations, non-current	$3,647	$3,397
Other deferred revenue	10,089	9,816
Other	1,936	1,861
Other liabilities	$15,672	$15,074

Product Warranty

Product warranty obligation is presented as follows on the consolidated balance sheets (in thousands):

	March 31,	December 31,
	2015	2014
Current warranty obligation—classified in accrued liabilities	$4,365	$3,838
Non-current warranty obligation—classified in other liabilities	3,647	3,397
	$8,012	$7,235

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product warranty activity was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Warranty obligation—beginning of period	$7,235	$6,089
Warranty expense for new warranties issued	304	224
Utilization of warranty obligation	(639)	(851)
Changes in estimates for pre-existing warranties	1,112	1,371
Warranty obligation—end of period	$8,012	$6,833

Accumulated Other Comprehensive Loss (AOCL)

The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

		Unrealized Gains
	Foreign Currency	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2014	$(724)	$(55)	$(779)
Other comprehensive income (loss) before reclassification	(948)	178	(770)
Balance as of March 31, 2015	$(1,672)	$123	$(1,549)

12. Restructuring

2014 Restructuring Plan

In September 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus our strategy, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan included a worldwide workforce reduction. As a result, we recorded $1.8 million in severance costs as restructuring charges during third quarter 2014. We recorded $0.2 million in severance and other related costs as restructuring charges during first quarter 2015 under the 2014 Restructuring Plan.

In connection with the 2014 Restructuring Plan, we expect to record aggregate future charges of approximately $1.4 million to $1.9 million.  The remaining restructuring costs under the 2014 Restructuring Plan are expected to be incurred by the first half of 2015.

Accrued liabilities related to restructuring actions during three months ending March 31, 2015 consist of the following (in thousands):

	Balance December 31, 2014	Additions	Utilization	Balance March 31, 2015 (1)
Fiscal 2014 Plan
Severance costs	$235	$61	$(179)	$117
Professional fees	—	133	—	133
Total	$235	$194	$(179)	$250

(1) Included under accounts payable and accrued liabilities in the condensed consolidated balance sheets

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Commitments and contingencies

Operating and Capital Leases

Our primary operating lease commitment at March 31, 2015, related to our headquarters in Redwood City, California, requires monthly lease payments through April 2016. We recognize rent expense on a straight-line basis over the lease period. Rent expense for all facility leases was $1.2 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

The future minimum commitments under our operating and capital leases were as follows (in thousands):

	31-Mar-15
	Operating Leases	Capital Leases
2015	$4,126	$754
2016	2,843	112
2017	597	—
2018	608	—
2019	545	—
2020 and thereafter	1,425	—
Net minimum lease payments	$10,144	$866
Less amount representing interest		(31)
Present value of net minimum capital lease payments		$835

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

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award, as described below in “Customer Performance and Other Commitments.”  Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  EON filed a notice of

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

cross appeal in January 2015.  We filed our opening appellate brief in March 2015.  EON’s principal brief is due in May 2015. We expect the appeal process to take place during 2015 and perhaps into early 2016.

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

TransData/OG&E Patent Litigation.  In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company (“OG&E”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company (“GE”) meters with our wireless modules.  We have agreed with GE to contribute to pay the defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, and a hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013.  In May 2014, GE filed reexamination requests on the TransData patents at issue with the U.S. Patent and Trademark Office (the “USPTO”).    In August and September 2014, GE also petitioned the USPTO for inter partes review of each patent.  In October 2014, OG&E filed a motion to stay the litigation pending the reexamination of the patents by the USPTO, which the court denied in January 2015. In March 2015, the USPTO issued decisions declining to institute the inter partes review.  Additionally, the USPTO has indicated that all claims for which reexamination was requested are allowable without amendment. Pre-trial proceedings in the matter are ongoing, and each side has filed pre-trial motions.  The court has not yet set any hearing date. We believe that OG&E has meritorious defenses to TransData’s allegations, and that OG&E will continue to vigorously defend itself.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2015 and December 31, 2014, we had a total of $17.0 million, including $13.0 million related to EON Patent Litigation mentioned above, and $17.0 million, respectively, of standby letters of credit issued under the credit facility with a financial institution, of which $0.5 million (AUD$0.6 million) and $0.5 million (AUD$0.6 million), respectively, were denominated in Australian dollars. In accordance with the terms of our credit facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the credit facility.

As of March 31, 2015, we had a $20.3 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. As of December 31, 2014, we had a $20.3 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

Insurance.   We maintain various insurance coverage policies, subject to policy limits, that enable us to recover a portion of any amounts paid by us in connection with our obligation to indemnify our customers and third party device manufacturers. However, because our maximum liability associated with such indemnification obligations generally is not stated explicitly in the related agreements, and further because many states prohibit limitations of liability for such indemnified claims, the maximum potential amount of future payments we could be required to make under these indemnification provisions could significantly exceed insurance policy limits.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Historically, payments made by us under these indemnification provisions have not had a material effect on our results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, the following discussion contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly the section entitled “Risk Factors.”

Overview

We have ten years of experience creating, building and successfully deploying large scale networks and solutions enabling the “internet of things” for critical infrastructure. The “internet of things” refers to a system where a diversity of physical devices has the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading smart grid network by applying advanced networking technology and solutions to the power grid. We have recently broadened beyond the smart grid to networking other critical infrastructure such as street lights, which enable smarter and more efficient cities.

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

Recent Developments in our Business

Organizational Restructuring

During the three months ended September 30, 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus our strategy, optimize our structure, and improve operational efficiencies. The restructuring plan included a worldwide workforce reduction. As a result, we recorded $1.8 million in severance costs during the year ended December 31, 2014 and $0.2 million in severance and other related costs as restructuring charges in the first quarter of 2015 in the consolidated statement of operations. In connection with the restructuring plan, we expect to record aggregate future charges of approximately $1.4 million to $1.9 million.

More information about restructuring can be found in Note 12, Restructuring, in the Notes to Condensed Consolidated Financial Statements.

Recent Acquisitions

To strengthen and expand our capabilities, from time to time we acquire other companies that we believe can provide us with important technology, market coverage or other benefits. Recently, we acquired the following companies:

•	On May 23, 2014, we completed the acquisition of Streetlight.Vision SAS, a société par actions simplifiée, which provides street light control and management software.
•

On January 16, 2015, we completed the acquisition of Detectent, Inc., a privately held corporation that provides customer intelligence solutions for utility companies leveraging its data analytics platform.

More information about our acquisitions can be found in Note 6, Business Acquisitions in the Notes to Condensed Consolidated Financial Statements.

Key Non-GAAP and Other Financial Measures

We believe that our results of operations under GAAP, when considered in isolation, may only provide limited insight into the performance of our business in any given period. As a result, we manage our business, make planning decisions, evaluate our performance and allocate resources by assessing non-GAAP and other financial measures, such as, non-GAAP revenue, recurring non-GAAP revenue, recurring non-GAAP revenue per endpoint, non-GAAP new solutions revenue, cost of non-GAAP revenue, gross profit on non-GAAP revenue, gross margin on non-GAAP revenue, adjusted EBITDA and total backlog, in addition to other financial measures presented in accordance with GAAP. We believe that these non-GAAP and other measures offer valuable supplemental information regarding the performance of our business, and will help investors better understand the sales volumes, and gross margin and profitability trends, as well as the cash flow characteristics, of our business. These non-GAAP and other financial measures should not be considered in isolation from, are not a substitute for, and do not purport to be an alternative to, revenue, cost of revenue, gross profit, gross margin, net income (loss) or any other performance measure derived in accordance with GAAP.

Non-GAAP Revenue

Non-GAAP revenue represents amounts invoiced for products for which ownership, typically evidenced by title and risk of loss, has transferred or services that have been provided to the customer, and for which payment is expected to be made in accordance with normal payment terms. Non-GAAP revenue excludes amounts for undelivered products, services to be performed in the future, and amounts paid or payable to customers. Non-GAAP revenue is initially recorded as deferred revenue and is then recognized as revenue when all revenue recognition criteria has been met under our accounting policies. We reconcile revenue to non-GAAP revenue by adding revenue due to the change in deferred revenue in a given period.

Recurring non-GAAP Revenue

Recurring non-GAAP revenue is our non-GAAP revenue from our managed services and SaaS, as well as customer support and other service offerings. Non-GAAP managed services and SaaS revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We provide customer support and other services to customers outside of our managed services and SaaS offering that are also recurring in nature. We reconcile recurring GAAP revenue to recurring non-GAAP revenue by adding revenue due to the change in deferred revenue in a given period. Changes in recurring managed services and SaaS deferred revenue are primarily driven by the timing of customer acceptances and recognition of revenue subject to contingency provisions. We do have sources of revenue that are recurring in both our product and services solutions, but we believe our non-GAAP managed services and SaaS, which includes both customer support and other service revenue, best represents our overall recurring non-GAAP revenue.

Non-GAAP managed services and SaaS revenue is primarily recurring in nature and includes some one-time set-up fees related to the business.  These one-time set-up fees could cause fluctuations in our non-GAAP managed services and SaaS revenue from period to period.  In addition, our managed services and SaaS offerings are subject to regular renewals and renegotiations with our customers, which could contribute to fluctuations or cancellations in the amount of revenue which is deemed to be recurring from period to period, which in turn, could cause fluctuations in the amount of recurring non-GAAP revenue per endpoint from period to period.

Recurring non-GAAP Revenue per Endpoint

Recurring non-GAAP revenue per endpoint represents a trailing twelve months (“TTM”) recurring non-GAAP revenue divided by cumulative home and business endpoints shipped from inception to date. Recurring non-GAAP revenue per endpoint for the TTM as of March 31, 2015 and 2014 was $2.24 and $2.15, respectively. The increase in recurring non-GAAP revenue per endpoint from March 31, 2014 to March 31, 2015 is due to incremental monthly fee revenue as customers’ ramp up deployments of our managed services and SaaS solutions. Recurring non-GAAP revenue per endpoint represents the amount of incremental revenue we have derived from our growing footprint of networked homes and business.  We intend to continue to broaden the scope of our available solutions and services, which should have the effect of increasing the amount of recurring non-GAAP revenue per endpoint over time.

Cost of Non-GAAP Revenue and Gross Profit on Non-GAAP Revenue

Cost of non-GAAP revenue represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation, amortization of intangibles and acquisition-related charges. Cost of product shipments for which revenue is not recognized in the period incurred is recorded as deferred cost of revenue. Deferred cost of revenue is expensed in the statement of operations as cost of revenue when the corresponding revenue is recognized. Costs related to services are expensed in the period incurred. We reconcile cost of revenue to cost of non-GAAP revenue by adding cost of revenue and the change in deferred cost of revenue, less stock-based compensation, amortization of intangibles and acquisition-related charges included in cost of revenue in a given period.

Gross profit on non-GAAP revenue is the difference between non-GAAP revenue and cost of non-GAAP revenue. Gross margin on non-GAAP revenue is non-GAAP gross profit as a percentage of non-GAAP revenue.

New Solutions Revenue

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

Adjusted EBITDA

Adjusted EBITDA is net income (loss) adjusted for changes in deferred revenue and deferred cost of revenue, other (income) expense, net, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation, acquisition-related charges, restructuring and certain other items management believes affect the comparability of operating results.  Total backlog represents future product and service billings that we expect to generate pursuant to contracts that we have entered into with our utility customers and meter manufacturers. Total backlog includes order backlog, which represents future billings for open purchase orders and other firm commitments.

The non-GAAP financial measures set forth below for the three months ended March 31, 2015 and 2014 have been derived from our unaudited financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Three Months Ended
	March 31,
	2015	2014
	(unaudited, in thousands, except for percentages)
Non-GAAP revenue(1)	$63,099	$71,850
Recurring non-GAAP revenue (TTM) (2)	$46,608	$40,236
Recurring non-GAAP revenue per endpoint(2)	$2.24	$2.15
Cost of non-GAAP revenue(3)	$37,673	$50,302
Gross profit on non-GAAP revenue(4)	$25,426	$21,548
Gross margin on non-GAAP revenue(4)	40%	30%
Non-GAAP new solutions revenue(5)	$15,062	$9,405
Adjusted EBITDA(6)	$(3,983)	$(6,909)

(1)The following table reconciles revenue to non-GAAP revenue:

	Three Months Ended
	March 31,
	2015	2014
	(unaudited, in thousands)
Revenue, net	$143,640	$44,229
Change in deferred revenue, net of foreign currency translation	(80,541)	27,621
Non-GAAP revenue	$63,099	$71,850

 (2)The following table reconciles recurring GAAP revenue to recurring non-GAAP revenue and recurring GAAP revenue per endpoint to recurring non-GAAP revenue per endpoint:

	March 31,
	2015	2014	Change

	(unaudited, in thousands, except per endpoint)
Recurring GAAP revenue (TTM) (a)	$39,673	$64,935	$(25,262)
Changes in deferred revenue, net of foreign currency translations	6,935	(24,699)	31,634
Recurring non-GAAP revenue (TTM) (a)	$46,608	$40,236	$6,372

Cumulative network endpoints delivered	20,814	18,710	2,104

Recurring GAAP revenue per endpoint shipped (a)	$1.91	$3.47	$(1.56)
Recurring non-GAAP revenue per endpoint shipped (a)	$2.24	$2.15	$0.09
________________________________________________________________

(a) Certain amounts have been reclassified in 2014 from professional services to managed services and SaaS related to product support which is recurring in nature to conform to current period presentation.

(1)The following table reconciles cost of revenue to cost of non-GAAP revenue:

	Three Months Ended
	March 31,
	2015	2014
	(unaudited, in thousands)
Cost of revenue	$72,185	$32,785
Change in deferred cost of revenue, net of foreign currency translation	(32,516)	20,257
Less: Stock-based compensation included in cost of revenue	(1,723)	(2,692)
Less: Amortization of intangibles included in cost of revenue	(262)	(48)
Less: Acquisition-related charges	(11)	-
Cost of non-GAAP revenue	$37,673	$50,302

 (2)The following table reconciles gross profit to gross profit on non-GAAP revenue, and gross margin to gross margin on non-GAAP revenue:

	Three Months Ended
	March 31,
	2015	2014
	(unaudited, in thousands)
Gross profit	$71,455	$11,444
Change in deferred revenue, net of foreign currency translation	(80,541)	27,621
Change in deferred cost of revenue, net of foreign currency translation	32,516	(20,257)
Amortization of intangibles included in cost of revenue	262	48

Stock-based compensation included in cost of revenue	1,723	2,692
Acquisition-related charges	11	-
Gross profit on non-GAAP revenue	$25,426	$21,548
Gross margin on GAAP revenue	50%	26%
Gross margin on non-GAAP revenue	40%	30%

 (1)The following table reconciles new solutions revenue to non-GAAP new solutions revenue:

	Three Months Ended
	March 31,
	2015	2014

	(unaudited, in thousands)
New solutions revenue, net	$30,775	$4,206
Change in deferred revenue, net of foreign currency translation	(15,713)	5,199
New solutions non-GAAP revenue	$15,062	$9,405

 (2)The following table reconciles net income (loss) to adjusted EBITDA:

	Three Months Ended
	March 31,
	2015	2014
	(unaudited, in thousands)
Net income (loss)	$34,905	$(27,807)
Change in deferred revenue, net of foreign currency translation	(80,541)	27,621
Change in deferred cost of revenue, net of foreign currency translation	32,516	(20,257)
Other (income) expense, net	(288)	37
Provision (benefit) for income taxes	(476)	599
Depreciation and amortization	1,949	1,466
Stock-based compensation	7,023	11,432
Acquisition-related charges	735	-
Restructuring	194	-
Adjusted EBITDA	$(3,983)	$(6,909)

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

•	our non-GAAP measures do not reflect the impact of issuing stock-based compensation to our management team and employees;
•	our non-GAAP measures do not reflect the impact of the amortization of intangibles assets acquired in connection with acquisitions and acquisitions-related charges;
•	our non-GAAP measures do not reflect income tax (benefit) expense or legal settlement costs;
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

Key Elements of Operating and Financial Performance

We monitor the key elements of our operating and financial performance set forth below to help us evaluate growth trends, determine investment priorities, establish budgets, measure the effectiveness of our sales efforts and assess operational efficiencies. These key elements of operating and financial performance include certain non-GAAP measures which consist of, such as, non-GAAP revenue, recurring non-GAAP revenue, recurring non-GAAP revenue per endpoint, non-GAAP new solutions revenue, cost of non-GAAP revenue, gross profit on non-GAAP revenue, gross margin on non-GAAP revenue, adjusted EBITDA and total backlog, in addition to other financial measures presented in accordance with GAAP. For more information regarding our use of non-GAAP measures, see Key Non-GAAP and Other Financial Measures above.

Revenue Recognition

Through December 31, 2014, due to limited historical experience, for arrangements that contain customer-specific acceptance criteria, revenue has historically been recognized only after obtaining written acceptance for each service area.  We perform ongoing evaluation of the sufficiency of historical experience in determining the effect of customer-specific acceptance terms on timing of revenue recognition.  During the quarter ended March 31, 2015, following the completion of analyses of historical experience, we determined that we have sufficient objective evidence to conclude that (i) network solution testing conducted in prior deployments can be relied upon to demonstrate that products and services delivered for deployments of other customers will meet acceptance testing criteria, provided that such prior deployments have similar characteristics and substantially similar testing criteria, or (ii) in absence of such evidence from prior deployments, network solution testing in the initial service area for a specific customer deployment can be relied upon to demonstrate that products and services delivered for subsequent service areas within that same deployment will meet subsequent acceptance testing criteria, provided that such initial network solution testing is successfully completed, and the testing criteria in the initial service area are substantially similar to the agreed-upon testing criteria for the remaining service areas.

As a result of the above change in assessment of the impact of customer-specific acceptance criteria, revenue and cost of revenue recognized during the quarter ended March 31, 2015 in the Condensed Statements of Operations

included revenue of $112.3 million and cost of revenue of $43.6 million, respectively, which otherwise would have been deferred before the change in such assessment, resulting in a $68.7 million increase to net income, $1.40 increase to basic net income per share, and $1.35 increase to diluted net income per share. Receipt of acceptance from the customers is no longer considered necessary as (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria were met.

Financial Overview

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. For the three months ended March 31, 2015 and 2014, product revenue represented 73% and 64%, respectively, service revenue represented 27% and 36%, respectively, of our total revenue. For the three months ended March 31, 2015 and 2014, we shipped 0.5 million and 0.5 million endpoints, respectively.  We have shipped 20.8 million cumulative endpoints since inception.

Our product revenue is derived from sales of hardware, such as communications modules, access points, relays and bridges, and software. To date, in our typical customer deployments, we have sold our communications modules to third-party device manufacturers and our other hardware and software products directly to our customers. In such sales of communications modules to third-party device manufacturers, we only record revenue related to the communications modules pursuant to a contractual relationship between us and the third-party device manufacturer.  However, in some cases, we have sold third-party devices such as meters integrated with our communications modules directly to our customers.  In those circumstances where we sell third-party devices directly to our customers, we recognize the sale on a gross basis as we are acting as principal.  Whether our customer purchases the third-party device from us or the third party device manufacturer is dependent on the nature and extent of the business relationship our customer has with the third-party device manufacturer and how our customer prefers to manage their deployment.

Our service revenue includes fees for managed services and SaaS, and professional services.  For the three months ended March 31, 2015 and 2014, revenue from managed services and SaaS, represented 9% and 19%, respectively, and professional services represented 18% and 17%, respectively, of our total revenue.

For the three months ended March 31, 2015 and 2014, our advanced metering solutions represented 79% and 90%, respectively, and our new solutions represented 21% and 10%, respectively, of our total revenue. Advanced metering solutions revenue includes hardware and software products along with services primarily related to deployment of the network canopy through our access points and the shipment of our communications modules which are integrated into third-party meters for deployment to homes and businesses supported by our customer base. New solutions revenue includes revenues derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink. New solutions revenue represents incremental opportunities to deliver benefits into our customers’ deployed network or in some cases new stand-alone opportunities to deliver our new solutions. Revenue from international customers represented 15% and 51%, respectively, of total revenue in the three months ended March 31, 2015 and 2014.

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments of our advanced metering solution. In the first quarter of 2015, the deployments for Commonwealth Edison Company, FPL and Ched represented 54%, 14% and 13% of our revenue, respectively. In the first quarter of 2014, the deployments for Singapore Power, Progress Energy, and CHED represented 23%, 15%, and 15% of our revenue, respectively.

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

Non-GAAP Revenue

Non-GAAP revenue represents amounts invoiced for products for which ownership, typically evidenced by title and risk of loss, has transferred or services that have been provided to the customer, and for which payment is expected to be made in accordance with normal payment terms. Non-GAAP revenue excludes amounts for undelivered products, services to be performed in the future, and amounts paid or payable to customers. Non-GAAP revenue is initially recorded as deferred revenue and is then recognized as revenue when all revenue recognition criteria has been met under our accounting policies. We reconcile revenue to non-GAAP revenue by adding revenue due to the change in deferred revenue in a given period.

For the three months ended March 31, 2015 and 2014, non-GAAP product revenue represented 65% and 73%, respectively, and non-GAAP service revenue represented 35% and 27%, respectively, of our total non-GAAP revenue. For the three months ended March 31, 2015 and 2014, non-GAAP revenue from our advanced metering solutions represented 76% and 87%, respectively, of total revenue, and our non-GAAP revenue from new solutions represented 24% and 13%, respectively, of our total revenue. Non-GAAP revenue from international customers represented 11% and 12%, respectively, of total revenue in the three months ended March 31, 2015 and 2014.

To date, a substantial portion of our non-GAAP revenue is attributable to a limited number of customer deployments of our advanced metering solution. In the first quarter of 2015, the deployments for Commonwealth Edison Company, FPL, and CPS represented 33%, 16%, and 10% of total non-GAAP revenue, respectively. In the first quarter of 2014, the deployments for Baltimore Gas and Electric Company, Florida Power and Light Company, Commonwealth Edison Company, and Virginia Power and Electric Company represented 23%, 12%, 10%, and 10% of our non-GAAP revenue, respectively.

Each of these total non-GAAP revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to our third party device manufacturers, as well as direct invoices to our customers. We expect that a limited number of customers will continue to account for a substantial portion of our non-GAAP revenue in future periods although these customers have varied and are likely to vary from period to period.

Recurring GAAP Revenue per Endpoint

Recurring GAAP revenue per cumulative endpoint for the TTM ended March 31, 2015 and 2014 was $1.91 and $3.47, respectively. The increase is due to higher revenue recognized during the three months ended March 31, 2015 as compared to prior period. Recurring GAAP revenue is our GAAP revenue from our managed services and SaaS offering, as well as customer support and other service offerings. Managed services and SaaS revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We provide customer support and other services to customers outside of our managed services and SaaS offering that are also recurring in nature.

Recurring non-GAAP Revenue per Endpoint

Recurring non-GAAP revenue per endpoint for the TTM as of March 31, 2015 and 2014 was $2.24 and $2.15, respectively. Recurring non-GAAP revenue per endpoint represents a TTM recurring non-GAAP revenue divided by cumulative home and business endpoints shipped from inception to date. Recurring non-GAAP revenue is our non-GAAP revenue from our managed services and SaaS, as well as customer support and other service offerings. Non-GAAP managed services and SaaS revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We provide customer support and other services to customers outside of our managed services and SaaS offering that are also recurring in nature. We reconcile recurring GAAP revenue to recurring non-GAAP revenue by adding revenue due to the change in deferred revenue in a given period. Changes in recurring managed services and SaaS deferred revenue are primarily driven by the timing of customer acceptances and recognition of revenue subject to contingency provisions. We do have sources of revenue that are recurring in both our product and services solutions, but we believe our non-GAAP managed services and SaaS, which includes both customer support and other service revenue, best represents our overall recurring non-GAAP revenue. The increase in recurring non-GAAP revenue per endpoint from March 31, 2014 to March 31, 2015 is due to incremental monthly fee revenue as customers’ ramp up deployments of our managed services and SaaS solutions. Recurring non-GAAP revenue per endpoint represents the amount of incremental revenue we have derived from our growing footprint of networked homes and business. We intend to continue to broaden the scope of our available solutions and services, which should have the effect of increasing the amount of recurring non-GAAP revenue per endpoint over time.

Non-GAAP managed services and SaaS revenue is primarily recurring in nature and includes some one-time set-up fees related to the business.  These one-time set-up fees could cause fluctuations in our non-GAAP managed services and SaaS revenue from period to period.  In addition, our managed services and SaaS offerings are subject to regular renewals and renegotiations with our customers, which could contribute to fluctuations or cancellations in the amount of revenue which is deemed to be recurring from period to period, which in turn, could cause fluctuations in the amount of recurring non-GAAP revenue per endpoint from period to period.

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

Cost of Non-GAAP Revenue and Gross Profit on Non-GAAP Revenue

Cost of non-GAAP revenue represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation, amortization of intangibles and acquisition-related charges. Cost of product shipments for which revenue is not recognized in the period incurred is recorded as deferred cost of revenue. Deferred cost of revenue is expensed in the statement of operations as cost of revenue when the corresponding revenue is recognized. Costs related to services are expensed in the period incurred. We reconcile cost of revenue to cost of non-GAAP revenue by adding cost of revenue and the change in deferred cost of revenue, less stock-based compensation, amortization of intangibles and acquisition-related charges included in cost of revenue in a given period.

Gross profit on non-GAAP revenue is the difference between non-GAAP revenue and cost of non-GAAP revenue. Gross margin on non-GAAP revenue is non-GAAP gross profit as a percentage of non-GAAP revenue.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as amortization of acquired intangibles and restructuring charges. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount was 623 as of March 31, 2015.

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

Restructuring

During the three months ended September 30, 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus our strategy, optimize our structure, and improve operational efficiencies. The restructuring plan included a worldwide workforce reduction. See Note 12 Restructuring Charges in the Notes to Condensed Consolidated Financial Statements.

Results of Operations and Key Non-GAAP Financial Measures

The following table sets forth our condensed consolidated results of operations for the periods shown:

	Three Months Ended
	March 31,
	2015	2014
	(unaudited, in thousands)
Revenue, net	$143,640	$44,229
Cost of revenue	72,185	32,785
Gross profit	71,455	11,444

Operating expenses:
Research and development	15,694	17,725
Sales and marketing	9,297	9,223
General and administrative	12,129	11,667
Restructuring	194	—
Total operating expenses	37,314	38,615
Operating income (loss)	34,141	(27,171)

Other income (expense), net:	288	(37)

Income (loss) before income taxes	34,429	(27,208)
Provision (benefit) for income taxes	(476)	599
Net income (loss)	$34,905	$(27,807)

Revenue

The following table sets forth our revenue for the periods shown:

	Three Months Ended
	March 31,
	2015	2014	Change
	(unaudited, in thousands)
Product Revenue:
Revenue	$105,035	$28,227	$76,808
Percentage of total revenue	73%	64%
Service Revenue:
Revenue	$38,605	$16,002	$22,603
Percentage of total revenue	27%	36%
Revenue, net	$143,640	$44,229	$99,411

Revenue from our advanced metering solution and new solutions represented 79% and 21%, respectively, of our total revenue for the three months ended March  31, 2015. Of the $143.6 million total revenue recognized in the three months ended March  31, 2015, 78%, or $112.3 million, was due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements.

Revenue from our advanced metering solution and new solutions represented 90% and 10%, respectively, of our total revenue for the three months ended March  31, 2014. Of the $44.2 million total revenue recognized in the three months ended March 31, 2014,  71%, or $31.3 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2014, and 29%, or $12.9 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2014.

Product Revenue. The $76.8 million increase in product revenue for the three months ended March  31, 2015 as compared to the three months ended March  31, 2014  was due to an increase of $74.8 million in hardware revenue and an increase of $2.0 million in software revenue. The increase in overall product revenue was primarily due to an increase of product revenue of $86.8 million resulting from the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements, partially offset by a lower level of initial deployment acceptances.

Service Revenue. The $22.6 million increase in service revenue for the three months ended March  31, 2015 as compared to the three months ended March  31, 2014 was primarily due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements.

Revenue from product, managed services and SaaS, and professional services represented 73%, 9%, and 18%, respectively, of our total revenue for the three months ended March 31, 2015, and 64%, 19% and 17%, respectively, of our total revenue for the three months ended March 31, 2014.

We anticipate revenue to fluctuate from period to period throughout 2015 and beyond primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Non-GAAP Revenue

The following table sets forth our non-GAAP revenue for the periods shown:

	Three Months Ended
	March 31,
	2015	2014	Change
	(unaudited, in thousands)
Revenue, net	$143,640	$44,229	$99,411
Change in deferred revenue, net of foreign currency translation	(80,541)	27,621	(108,162)
Non-GAAP revenue	$63,099	$71,850	$(8,751)

For the three months ended March 31, 2015, non-GAAP revenue from product and service represented 65% and 35%, respectively, and for the three months ended March 31, 2014, non-GAAP revenue from product and service represented 73% and 27%, respectively, of our total non-GAAP revenue. The $8.8 million decrease in non-GAAP revenue for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to  a decreased product revenue of $11.2 million, offset by an increase of $2.5 million in services revenue. The decrease in product revenue was a result of a $15.5 million decrease in hardware revenue, primarily related to lower third-party content and product mix, partially offset by an increase in software revenue of $2.6 million, primarily related to our street light solution. The increase in services was driven by growth from our managed services and SaaS business partially attributable to the acquisition of Detectent.

Non-GAAP revenue from our advance metering solutions and new solutions represented 76% and 24%,  respectively, of our total non-GAAP revenue for the three months ended March 31, 2015, and 87% 13%, respectively,  of our total non-GAAP revenue for the three months ended March  31, 2014.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 65%, 20%, and 15%, respectively, of our total non-GAAP revenue for the three months ended March 31, 2015, and 73%, 14% and 13%, respectively, of our total non-GAAP revenue for the three months ended March 31, 2014.

We anticipate that non-GAAP revenue will fluctuate period to period throughout 2015, and may be at similar levels year-over-year.

Cost of Revenue and Gross Profit

The following table sets forth our cost of revenue and gross profit for the periods shown:

	Three Months Ended
	March 31,
	2015	2014	Change
	(unaudited, in thousands)
Product cost of revenue	$56,617	$17,915	$38,702
Service cost of revenue	15,568	14,870	698
Cost of revenue	$72,185	$32,785	$39,400

Product gross profit	$48,418	$10,312	$38,106
Service gross profit	23,037	1,132	21,905
Gross profit	$71,455	$11,444	$60,011

Product Cost of Revenue. The $38.7 million increase in product cost of revenue for the three months ended March  31, 2015 as compared to the three months ended March  31, 2014 was primarily due to an increase in product cost of $43.6 million due to the change in assessment of the impact of customer-specific acceptance criteria as further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements, partially offset by a lower level of initial deployment acceptances.

Service Cost of Revenue. The $0.7 million increase in service cost of revenue for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to an  increase in higher managed services and SaaS costs driven by incremental non-GAAP revenue.

Changes in our service cost of revenue are disproportionate to changes in our service revenue because we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred, as described under “Financial Overview—Cost of Revenue and Gross Profit” above.  In addition, we may incur gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Cost of Non-GAAP Revenue and Gross Profit on Non-GAAP Revenue

The following table sets forth our cost of non-GAAP revenue for the periods shown:

	Three Months Ended
	March 31,
	2015	2014	Change
	(unaudited, in thousands)
Cost of revenue	$72,185	$32,785	$39,400
Change in deferred cost of revenue, net of foreign currency translation	(32,516)	20,257	(52,773)
Less: Stock-based compensation included in cost of revenue	(1,723)	(2,692)	969
Less: Amortization of intangibles included in cost of revenue	(262)	(48)	(214)
Less: Acquisition-related charges	(11)	—	(11)
Cost of non-GAAP revenue	$37,673	$50,302	$(12,629)

Cost of non-GAAP revenue decreased by $12.6 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to a decrease of $13.9 million in product cost of non-GAAP revenue primarily due to $15.2 million decrease in third-party volume, partially offset by $1.3 million in higher service costs.

The following table sets forth our reconciliation of gross profit to gross profit on non-GAAP revenue for the periods shown:

	Three Months Ended
	March 31,
	2015	2014	Change
	(unaudited, in thousands)
Gross profit	$71,455	$11,444	$60,011
Change in deferred revenue, net of foreign currency translation	(80,541)	27,621	(108,162)
Change in deferred cost revenue, net of foreign currency translation	32,516	(20,257)	52,773
Stock-based compensation included in cost of revenue	1,723	2,692	(969)
Acquisition-related charges	11	—	11
Amortization of intangibles included in cost of revenue	262	48	214
Gross profit on non-GAAP revenue	$25,426	$21,548	$3,878
Gross margin on non-GAAP revenue	40%	30%

Gross profit on non-GAAP revenue increased by $3.9 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to an increase of $2.6 million in product revenue gross profit driven by incremental software licenses and an increase of $1.2 million driven by our growth from our managed services and SaaS business partly attributable to the acquisition of Detectent.

For the three months ended March 31, 2015, gross margin on non-GAAP revenue was 40% as compared with 30% in 2014. The gross margin increase was primarily due to changes in product mix driven by a decrease in third-party hardware, as well as an increase in non-GAAP revenue attributable to services and software.

We expect gross margin on non-GAAP revenue to fluctuate from period to period throughout 2015 and to increase for 2015 as compared to 2014.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended
	March 31,
	2015	2014	Change
	(unaudited, in thousands)
Research and development	$15,694	$17,725	$(2,031)
Sales and marketing	9,297	9,223	74
General and administrative	12,129	11,667	462
Restructuring	194	-	194
Operating expenses	$37,314	$38,615	$(1,301)

Personnel-related expenses represent the most significant component of our operating expenses and fluctuated from period to period. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate continued spending in future periods in order to execute our long-term business plan.

For the three months ended March 31, 2015, we recognized $5.3 million of stock-based compensation expense in operating expenses as compared to $8.7 million during the three months ended March 31, 2014. The decrease of $3.4 million is primarily due to headcount reductions as a result of restructuring actions.

Research and Development.  Research and development expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 decreased $2.0 million primarily due to a decrease in personnel-related expenses and lower stock-based compensation headcount reductions as a result of restructuring actions.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products.

Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 remained flat due to an increase in sales commissions and amortization expense related to intangible assets, offset by lower stock based compensation.

General and Administrative. General and administrative expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 increased due to higher third party service providers and professional fees, partially offset by a decrease in stock based compensation expense.

Restructuring. The $0.2 million in restructuring for the three months ended March 31, 2015 was related to severance costs and professional fees incurred in connection with workforce reductions efforts under our 2014 Restructuring Plan.

Operating Income (Loss)

The following table sets forth our operating loss for the periods shown:

	Three Months Ended
	March 31,
	2015	2014	Change

	(unaudited, in thousands)
Operating income (loss)	$34,141	$(27,171)	$61,312

The $61.3 million increase in operating income for the three months ended March 31, 2015 as compared to the operating loss for the three months ended March 31, 2014 was primarily due to an increase in gross profit due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements, and the decrease of $1.3 million in operating expenses.

Other Income (Expense), Net

The following table sets forth our other income (expense), net, for the periods shown:

	Three Months Ended
	March 31,
	2015	2014	Change
	(unaudited, in thousands)
Other income (expense), net	$288	$(37)	$325
Other income (expense), net	$288	$(37)	$325

Other income (expense), net, consists primarily of interest income on cash balances, foreign currency-related gains and losses and interest expense on capital leases. We have historically invested our cash in money market accounts and fixed income securities.

Other income, net, increased for the three months ended March 31, 2015 primarily due to a foreign currency gain of $0.1 million and interest income of $0.1 million from our investments.

(Benefit) Provision for Income Taxes

For the three months ended March 31, 2015 and 2014, we recorded a benefit for income taxes of $0.5 million and a provision for income taxes of $0.6 million, respectively. Our benefit for income taxes for the three months ended March 31, 2015 reflects an effective tax rate of (1.4%). Our provision for income taxes for the three months ended March 31, 2014 reflects an effective tax rate of (2.2%).  The effective tax rate for the three months ended March 31, 2015, reflects our recognition of discrete tax benefit of approximately $0.9 million due to release of our valuation allowance attributable to the Detectent acquisition in the period. In connection with the acquisition of Detectent, we recorded deferred tax liabilities of $0.9 million, which were netted against our existing deferred tax assets. As a result we released valuation allowance of $0.9 million in the first quarter of 2015. Our provision for income taxes for the three months ended March 31, 2014 consisted primarily of foreign income and withholding taxes.

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

Our effective tax rate differs from the U.S. federal statutory rate primarily due to the valuation allowance on our deferred tax assets, differences between the U.S. federal tax rate and tax rates applicable to our non-U.S. operations, and non-deductible stock-based compensation.

Liquidity and Capital Resources

As of March  31, 2015, we had $50.7 million in cash and cash equivalents and $60.5 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $2.0 million of foreign government and agency securities as of March  31, 2015. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations at least through December 2015.

We expect that operating expenses will constitute a material use of our cash balances. In the near term, we intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate increased spending in future periods in order to execute our long-term business plan. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. We have incurred negative cash flows from operating activities since our inception, and we expect cash flows to fluctuate from period to period in 2015 and beyond. We believe that our available cash balances and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of customer wins and related billings and the expansion of our production capacity, as well as sales and marketing activities, timing and extent of spending on research and development efforts and the continuing market acceptance of our networking platform and solutions.

We have available a line of credit with Silicon Valley Bank, which provides for advances and the issuance of letters of credit of up to $50 million. As of March  31, 2015 there were no borrowings outstanding under the credit agreement; however, this line of credit is backing $16.8 million of letters of credit, leaving $33.2 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of March  31, 2015, we were in compliance with the financial covenants in the credit agreement.   The line of credit expires on May 15, 2015, and we are in the process of extending the credit agreement with the lender; however, there can be no assurance we will be able to extend or renew this arrangement before its expiration, or at all.  See Part II. Item 1A Risk Factors below.

Uses of Capital

We are occasionally required to provide performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. For example, in December 2014, we filed a surety bond in the amount of $17.6 million in connection with a notice of appeal that we filed with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. in our ongoing patent infringement litigation with EON.  See Note 13, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for more information. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

Capital Expenditures

Our capital expenditures were $1.4 million and $1.7 million in the three months ended March 31, 2015 and 2014, respectively. These expenditures were primarily to support increased network operations, hosting data centers, and corporate infrastructure. In 2015 and beyond, we expect to use a portion of our cash for capital expenditures to increase our services and infrastructure, including servers and equipment related to managed services and SaaS and information systems, to support increased demand for our services, and for equipment and related infrastructure.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended
	March 31,
	2015	2014	Change
	(unaudited, in thousands)
Net cash used in operating activities	$(455)	$(3,260)	$2,805
Net cash used in investing activities	(8,528)	(630)	(7,898)
Net cash used in financing activities	(562)	(214)	(348)

Cash Flows from Operating Activities

Cash flows used in operating activities totaled $0.5 million during the three months ended March  31, 2015, primarily as a result of a net income of $34.9 million and decreases in cash from net changes in our operating assets and liabilities of $43.5 million, including contingent payments of $4.0 million related Detectent acquisition, which was partly offset by non-cash stock-based compensation of $7.0 million, and depreciation and amortization of $1.9 million.

Cash flows used in operating activities totaled $ 3.3 million during the three months ended March 31, 2014, primarily as a result of a net loss of $27.8 million, which was partially offset by non-cash stock-based compensation of $11.4 million, and depreciation and amortization of $1.5 million and increases in cash from net changes in our operating assets and liabilities of $11.1 million.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $8.5 million during the three months ended March 31, 2015, primarily as a result of a $7.1 million net cash payment for the Detectent acquisition, and $1.4 million in purchases of property and equipment.

Cash flows used in investing activities totaled $0.6 million during the three months ended March 31, 2014, primarily as a result of $18.5 million in proceeds from sales and maturities of available-for-sale investments, which was offset by $17.4 million in purchases of available-for-sale investments, and  $1.7 million in purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $0.6 million during the three months ended March  31, 2015 primarily as a result of $2.1 million in taxes paid related to net share settlement of equity awards and payments on capital leases of $0.4 million, which was partially offset by $1.9 million proceeds from issuance of common stock, net of repurchases.

Cash used in financing activities totaled $0.2 million during the three months ended March 31, 2014 as a result of $4.4 million in taxes paid related to the net share settlement of equity awards and payments on capital leases of $0.4 million, which was offset by $4.6 million in proceeds from issuance of common stock, net of repurchases.

Concentration of Credit Risk

We typically extend credit to our customers and meter manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of March 31, 2015, Commonwealth Edison Company, FPL, Landis+Gyr and CPS Energy accounted for 29%, 16%, 13% and 11%, respectively, of our accounts receivable. As of December 31, 2014, Commonwealth Edison Company, Virginia Electric and Power Company, and CPS Energy accounted for 19%, 13%, and 11%, respectively, of our accounts receivable.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of March 31, 2015, our financial guarantees that were not recorded on our balance sheet consisted of $16.8 million of standby letters of credit and $37.9 million of surety bonds related to performance guarantees, facility leases, and workers compensation insurance.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

	Payments Due by Period

		Less than 1	1—3	3—5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations(1)	$10,144	$4,126	$3,440	$1,153	$1,425
Capital lease obligations	866	754	112	—	—
Purchase commitments(2)	7,834	7,834	—	—	—
Total	$18,844	$12,714	$3,552	$1,153	$1,425

_____________________

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.
(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude agreements that are cancelable without penalty.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates and assumptions. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance is material. The accounting policies we believe to reflect our more significant estimates, judgments, and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

• Revenue Recognition
• Product Warranty
• Deferred Cost of Revenue
• Inventory Valuation
• Stock-Based Compensation
• Loss Contingencies

During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, except related to revenue recognition as described under Item 1 of Part 1, Note 2, Significant Accounting Policies and Estimates, of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

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

The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of March 31, 2015, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(in thousands)	-100 BPS	-50 BPS	Fair Value December 31, 2014	+50 BPS	+100 BPS
Total fixed income securities	$87,279	$87,130	$86,688	$86,230	$85,771

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the bank’s prime interest rate plus an additional margin. As of March 31, 2015, we had not drawn on this credit facility. Our capital leases do not change based on changes in market interest rates.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars and Brazilian real. Consequently, we are subject to foreign currency exchange risk on our customer billings denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the three months ended March 31, 2015 and 2014.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award.  Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  EON filed a notice of cross appeal in January 2015.  We filed our opening appellate brief in March 2015.  EON’s principal brief is due in May 2015. We expect the appeal process to take place during 2015 and perhaps into early 2016.

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

TransData/OG&E Patent Litigation.  In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company, or OG&E, alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company, or GE meters with our wireless modules.  We have agreed with GE to contribute to pay the defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, and a hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013.  In May 2014, GE filed reexamination requests on the TransData patents at issue with the U.S. Patent and Trademark Office, or USPTO.  In August and September 2014, GE also petitioned the USPTO for inter partes review of each patent.  In October 2014, OG&E filed a motion to stay the litigation pending the reexamination of the patents by the USPTO, which the court denied in January 2015.  In March 2015, the USPTO issued decisions declining to institute the inter partes review.  Additionally, the USPTO has indicated that all claims for which reexamination was requested are allowable without amendment. Pre-trial proceedings in the matter are ongoing, and each side has filed pre-trial motions.  The court has not yet set any hearing date.  We believe that OG&E has meritorious defenses to TransData’s allegations, and that OG&E will continue to vigorously defend itself.

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

We have incurred significant losses to date, with an accumulated deficit of $671.5 million as of March 31, 2015. We expect these losses to continue. We may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, non-GAAP revenue and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Our revenue and non-GAAP revenue have fluctuated in recent periods, and has in the past decreased on a quarterly basis and on an annual basis. There can be no assurances that our revenue and non-GAAP revenue will increase, or will not continue to decrease on a quarterly or annual basis. We expect revenue, non-GAAP revenue, non-GAAP gross margin and adjusted EBITDA to fluctuate from period to period throughout 2015 and beyond. We also expect operating losses in certain future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of March 31, 2015 and December 31, 2014, we had $530.0 million and $609.6 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

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

A substantial majority of our revenue, non-GAAP revenue and cash flow depends on relatively large sales to a limited number of customers. The combination of lengthy sales cycles, challenges in securing new customers and relatively large sales to a small number of customers increases the risk of quarterly fluctuations in our non-GAAP revenue, revenue and operating results. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above for further information regarding customer concentration. Our MSAs do not impose purchase obligations on our customers until we have received a purchase order or agreed to a statement of work. Further, the MSAs are typically subject to termination for any reason, including for convenience following a specified notice period. We expect that a limited number of customers will continue to account for a substantial portion of our revenue and non-GAAP revenue in future periods. Changes in the business requirements, vendor selection, or purchasing behavior of our customers could significantly decrease our sales. In addition, our MSAs are complex, often requiring close coordination with our customers over extended preparation and deployment periods and involving large-scale delivery of our products and services. From time to time we have experienced and may in the future experience challenges in satisfying our customers throughout these preparation and deployment periods regarding all aspects of our performance. Additionally, we have in the past received correspondence from customers claiming that there have been deficiencies in our timeliness and coordination regarding hardware, software and services for deployment, and requesting that we remedy the deficiencies noted. If we are unable to address customers’ concerns, we could be required to pay penalties, liquidated damages or other expenses, the customer could terminate our MSA and our reputation could be damaged. Additionally, delays in customer deployments have in the past, and could in the future, affect our results of operations. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

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

Most of our current non-GAAP revenue and revenue are derived from our networking platform and advanced metering solution, but our growth and future success will depend, in part, on our ability to continue to design and manufacture new competitive products that achieve market acceptance and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. Any new technology or product that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, and may not achieve the broad market acceptance necessary to generate significant revenues. For example, in January 2015 we announced Gen5, our next generation networking platform and solutions, which should become available in 2015 and recently introduced our street light and SilverLink solutions, which may not be adopted by prospective or existing customers.  In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. The market for smart grid and smart city technology products is still in its early stages, and we cannot assure you that we will be successful in developing or selling new products in these markets. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful. If we are unable to develop new products or enhance or sustain the quality of our existing products, successfully develop and deploy new technology and products or integrate these new technologies into devices manufactured by our third-party devices, our business and operating results could be harmed.

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

We currently offer managed services and SaaS, including disaster recovery services, utilizing two data center facilities operated by separate third parties in California and Nevada. These facilities may be vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, war, acts of terrorism, unauthorized entry, human error, and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We rely on software and hardware technology provided by third parties to enable us to provide these services. Any damage to, or failure of, these third-

party data centers or the third-party hardware and software we employ, could result in significant and lengthy interruptions in the services we provide to our customers. Such interruptions could reduce our revenue and non-GAAP revenue, cause us to issue credits or pay penalties, cause customers to terminate their service, harm our reputation and adversely affect our ability to attract new customers.

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

We have substantially expanded our overall business, customer base, employee headcount and operations both domestically and internationally in the past, and may do so in the future in response to market conditions and opportunities.  Our expansion has placed, and any future growth could continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer. Moreover, we have in the past undertaken cost savings initiatives, including a restructuring in 2014 that involved a reduction in force. We may from time to time decide to undertake additional cost savings initiatives, such as restructurings, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from customers or other third parties. These charges would affect our operating results. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying cost savings initiatives.

We rely on our management team and need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our success and future growth depend on the skills, working relationships and continued services of our management team and other key personnel. The loss of any member of our senior management team could adversely affect our business.

In November 2014, Mr. Lang, our current Chief Executive Officer and Chairman of the Board, announced he would transition to a new role of Executive Chairman, and we initiated a Chief Executive Officer succession plan.  We are in the process of searching for a new Chief Executive Officer.  Mr. Lang will remain in his current role until a successor is identified and appointed.  Upon the appointment of the new Chief Executive Officer, Mr. Lang will transition to the role of Executive Chairman and remain Chairman of the Board.  During our search for a new Chief Executive Officer, our ability to identify and hire a replacement, along with the loss of the services of other key employees, could have a negative impact on our business. Furthermore, leadership transitions can be inherently difficult to manage and may cause uncertainty and decreased productivity among our employees and increase the likelihood of turnover, which could result in significant disruptions to our operations. The presence of a new Chief Executive Officer may also impact our relationships with customers and vendors, resulting in loss of business and loss of vendor relationships. The uncertainty inherent in our management transition could also lead to concerns from current and potential third parties with whom we do business, any of which could damage our business prospects.

Our future success will also depend on our ability to attract, retain and motivate highly skilled management, product development, operations, sales, technical and other personnel in the United States and abroad. We have in the past lost other members of our senior management team, and the loss of additional members of our senior management team could adversely affect our business.  We could also be adversely affected if we fail to adequately plan for the succession of members of our senior management team should we have additional departures. Even in today’s economic climate, competition for these types of personnel is intense, particularly in the Silicon Valley, where our headquarters are located. All of our employees in the United States work for us on an at-will basis. Given the lengthy sales cycles with customers and deployment periods of our networking platform and solutions, the loss of key personnel could adversely affect our business.

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

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. We have also been required to provide a surety bond in order to stay the execution of judgment pending our appeal in our ongoing patent infringement litigation with EON Corp. IP Holdings, LLC, and to collateralize a portion of the bond, as further described in Note 13,  Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements, above.  Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

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

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. For example, we are currently engaged in litigation as further described in Item 1. Legal Proceedings above.  In addition, we may be contractually obligated to indemnify our customers or other third parties that use or resell our products in the event our products are alleged to infringe a third-party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. For example, in

June 2014, the jury in a patent infringement case returned a verdict against us and in December 2014 the court entered a final judgment against us in the amount of $14.7 million, as further described in Item 1. Legal Proceedings above.  If we cannot or do not license alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2015, we had 80 issued patents and 72 patent applications pending in the United States. In foreign jurisdictions, we have 148 patents granted and 76 patent applications pending, which are collectively based on 64 U.S. patent applications. Our patents expire at various times between 2015 and 2033.  We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an EGC, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from our IPO date, although if our annual revenue exceeds $1.0 billion in any year or our market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before the end of that five-year period, we would cease to be an EGC as of December 31 of that year. If we lose our EGC status before the end of the five year periods, we will be required to comply with all the reporting requirements applicable to other public companies including, but not limited to, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find our common stock less attractive as we continue to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

Under Section 107(b) of the JOBS Act, EGCs can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail our company of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.

Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange. Achieving and maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, has increased and may further increase our legal, accounting and financial compliance costs, has made and may further make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

The SEC has adopted disclosure and reporting rules intended to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo, or DRC, and adjoining countries. These rules require us to determine the origin of certain materials used in our products and, by no later than June 1, 2015, disclose whether we use any materials containing conflict minerals originating from the DRC and adjoining countries. If it is determined that our products contain or use any conflict minerals from the DRC or adjoining countries, additional requirements will be triggered. Compliance with conflict mineral disclosure requirements may results in increased costs of regulatory compliance, potential risks to our reputation, difficulty satisfying any customers that insist on conflict-free products and harm to our business.

Our current line of credit expires in May 2015.  We may not be able to extend or renew this line of credit.  In addition, we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

Our current line of credit with Silicon Valley Bank expires on May 15, 2015.  We may not be able to extend or renew this line of credit.  As of March 31, 2015 there were no borrowings outstanding under the credit agreement;

however, this line of credit is backing $16.8 million of letters of credit.  If we are not able to extend or renew the agreement, we may be required to restrict up to $16.8 million in cash to cover the outstanding letters of credit.

In addition, in the future we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings, replace our current line of credit, or enter into new credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our investment portfolio may become impaired by deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of March 31, 2015 consisted of $66.9 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2015, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of March 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2029 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended March 31, 2015, the closing price of our common stock on the New York Stock Exchange ranged from $7.10 to $10.17 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

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

As of March 31, 2015, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 30.7% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on May 11, 2015.

SILVER SPRING NETWORKS, INC.

By:	/s/ Scott A. Lang
Scott A. Lang Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James P. Burns
James P. Burns Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)