Form 10-Q
period 2015-06-30
SILVER SPRING NETWORKS INC
filed 2015-08-07
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2015

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

As of August 3, 2015, there were approximately 50,050,959 shares of the Registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,760	$60,457
Short-term investments	56,795	60,339
Accounts receivable	41,549	54,740
Inventories	4,502	6,722
Deferred cost of revenue	197,547	29,585
Deferred tax assets	370	5,278
Prepaid expenses and other current assets	9,402	5,146
Total current assets	371,925	222,267
Property and equipment, net	12,259	12,860
Goodwill and intangible assets	15,473	8,221
Deferred cost of revenue, non-current	88,497	303,445
Deferred tax assets, non-current	25,965	354
Other long-term assets	3,828	1,047
Total assets	$517,947	$548,194
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$25,365	$27,530
Deferred revenue	324,019	91,688
Deferred tax liability	25,807	249
Accrued and other liabilities	34,821	24,421
Total current liabilities	410,012	143,888
Deferred revenue, non-current	197,157	517,905
Deferred tax liability, non-current	—	5,146
Other liabilities	15,673	15,074
Total liabilities	622,842	682,013
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common stock and additional paid-in capital, $0.001 par value, 1,000,000 shares authorized; 50,037 and 49,062 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	584,270	573,391
Accumulated other comprehensive loss	(1,464)	(779)
Accumulated deficit	(687,701)	(706,431)
Total stockholders’ deficit	(104,895)	(133,819)
Total liabilities and stockholders’ deficit	$517,947	$548,194

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Product revenue	$54,711	$24,751	$159,746	$52,978
Service revenue	22,456	16,856	61,061	32,858
Total revenue, net	77,167	41,607	220,807	85,836
Cost of revenue:
Product cost of revenue	40,533	13,414	97,150	31,329
Service cost of revenue	16,678	14,781	32,246	29,651
Total cost of revenue	57,211	28,195	129,396	60,980
Gross profit	19,956	13,412	91,411	24,856
Operating expenses:
Research and development	16,050	17,342	31,744	35,067
Sales and marketing	8,912	8,854	18,209	18,077
General and administrative	10,455	11,888	22,584	23,555
Restructuring	1,078	—	1,272	—
Total operating expenses	36,495	38,084	73,809	76,699
Operating (loss) income	(16,539)	(24,672)	17,602	(51,843)
Other income, net:
Other income, net	74	85	362	48
(Loss) income before income taxes	(16,465)	(24,587)	17,964	(51,795)
(Benefit) provision for income taxes	(290)	4	(766)	603
Net (loss) income	$(16,175)	$(24,591)	$18,730	$(52,398)

Net (loss) income per share
Basic	(0.32)	$(0.51)	$0.38	$(1.09)
Diluted	$(0.32)	$(0.51)	$0.37	$(1.09)
Weighted average shares used to compute net (loss) income per share
Basic	49,862	48,315	49,586	48,006
Diluted	49,862	48,315	51,095	48,006

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net (loss) income	$(16,175)	$(24,591)	$18,730	$(52,398)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	174	(20)	(774)	(12)
Net unrealized (loss) gain on available-for-sale investments (net of tax effect of $0 and $0)	(89)	20	89	(55)
Other comprehensive income (loss):	85	—	(685)	(67)
Comprehensive (loss) income	$(16,090)	$(24,591)	$18,045	$(52,465)

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$18,730	$(52,398)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	(1,107)	906
Depreciation and amortization	3,902	2,933
Stock-based compensation	15,684	20,994
Other non-cash adjustments	124	125
Changes in operating assets and liabilities:
Accounts receivable	13,641	11,586
Inventories	2,233	(217)
Prepaid expenses and other assets	(2,796)	(3,514)
Contingent payments related to Detectent acquisition, held in escrow	(4,000)	—
Deferred cost of revenue	46,994	(37,335)
Accounts payable	(2,370)	(3,402)
Customer deposits	1,458	104
Deferred revenue	(89,031)	50,103
Accrued and other liabilities	5,696	3,460
Net cash provided by (used in) operating activities	9,158	(6,655)

Cash flows used in investing activities:
Business acquisition, net of cash acquired	(7,098)	(8,750)
Proceeds from sales of available-for-sale investments	7,400	—
Proceeds from maturities of available-for-sale investments	7,750	42,058
Purchases of available-for-sale investments	(11,623)	(39,501)
Purchases of property and equipment	(1,912)	(3,698)
Net cash used in investing activities	(5,483)	(9,891)

Cash flows used in financing activities:
Payments on capital lease obligations	(756)	(748)
Proceeds from issuance of common stock, net of repurchases	2,036	4,747
Taxes paid related to net share settlement of equity awards	(3,512)	(5,263)
Net cash used in financing activities	(2,232)	(1,264)

Effect of exchange rate changes on cash and cash equivalents	(140)	—
Net increase (decrease) in cash and cash equivalents	1,303	(17,810)
Cash and cash equivalents—beginning of period	60,457	82,596
Cash and cash equivalents—end of period	$61,760	$64,786

Supplemental cash flow information:
Cash paid for taxes	$1,860	$226
Cash paid for interest	$34	$73

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Silver Spring Networks, Inc. (the “Company”, “we”, “us” and “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of unaudited condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates under different assumptions or conditions. As a result, the quarterly results may not be indicative of the full year results.

The condensed consolidated financial statements include the accounts of Silver Spring Networks, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

During the three months ended March 31, 2015, the Company recorded an out-of-period correcting adjustment to deferred cost of revenue that was included in total assets in previous period in the condensed consolidated balance sheets. These corrections resulted in a decrease to the Company's net income of $3.2 million for the three months ended March 31, 2015. The Company recorded these corrections in product cost of revenue in the three months ended March 31, 2015. Management assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior period, to the three month period ended March 31, 2015, or to the expected full year financial statements.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

network solution testing is successfully completed, and the testing criteria in the initial service area are substantially similar to the agreed-upon testing criteria for the remaining service areas.

As a result of the above change in assessment of the impact of customer-specific acceptance criteria, revenue and cost of revenue recognized during the three months ended June 30, 2015 in the condensed statements of operations included revenue of $17.6 million and cost of revenue of $13.6 million, which otherwise would have been deferred before the change in such assessment. This resulted in a $4.0 million decrease in net loss and a $0.08 decrease to basic net loss per share during the three months ended June 30, 2015.

During the six months ended June 30, 2015, revenue and cost of revenue recognized in the condensed statements of operations as a result of the above change in assessment included revenue of $129.9 million and cost of revenue of $57.2 million, which otherwise would have been deferred before the change in such assessment. This resulted in a $72.7 million increase in net income, $1.47 increase to basic net income per share, and a $1.42 increase to diluted net income per share during the six months ended June 30, 2015.

Receipt of acceptance from the customers is no longer considered necessary as (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria were met.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05 (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements, if any.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. Earlier adoption is not permitted. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

3. Net (loss) income per share

Basic net (loss) income per share applicable to common stockholders is computed by dividing the net (loss) income applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share applicable to common stockholders is computed by giving effect to all potential shares of common stock, including stock options and restricted stock units, to the extent dilutive.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted net (loss) income per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net (loss) income	$(16,175)	$(24,591)	$18,730	$(52,398)

Weighted average shares outstanding—basic	49,862	48,315	49,586	48,006
Dilutive effect of employee equity incentive plans	—	—	1,509	—
Weighted average shares outstanding—diluted	49,862	48,315	51,095	48,006

Basic net (loss) income per share	$(0.32)	$(0.51)	$0.38	$(1.09)
Diluted net (loss) income per share	$(0.32)	$(0.51)	$0.37	$(1.09)

The following potential common shares outstanding were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Employee equity incentive plans	7,709	7,808	4,260	7,808

4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	As of June 30, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$55,602	$—	$—	$55,602
Cash equivalents:
Money market mutual funds	6,158	—	—	6,158
Total cash equivalents	6,158	—	—	6,158
Short-term fixed income securities:
U.S. government and agency obligations	35,413	94	(5)	35,502
U.S. and foreign corporate debt securities	19,296	18	(20)	19,294
Foreign governments and multi-national agency obligations	2,001	—	(2)	1,999
Total short-term investments	56,710	112	(27)	56,795
Total cash, cash equivalents and short-term investments	$118,470	$112	$(27)	$118,555

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

As of June 30, 2015, approximately 43% and 45% of our cash, cash equivalents and short-term investments were held with two separate financial institutions.  As of December 31, 2014, approximately 46% and 42% of our cash, cash equivalents and short-term investments were held with two separate financial institutions.

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments consisted of the following (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$12,710	$12,717	$20,588	$20,599
Due after 1 year through 3 years	50,158	50,236	45,973	45,958
Total cash equivalents & short-term investments	$62,868	$62,953	$66,561	$66,557

 The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. and foreign corporate debt securities	$12,772	$(20)	$14,563	$(33)
Foreign governments and multi-national agency obligations	1,999	(2)	1,992	(8)
U.S. government and agency obligations	3,516	(5)	13,523	(18)
Total	$18,287	$(27)	$30,078	$(59)

As of June 30, 2015 and December 31, 2014, there were no investments with unrealized losses for a period in excess of 12 months.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of June 30, 2015, we anticipate that we will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2015 and 2014. There were no material gross realized gains or losses from available-for-sale securities during the three and six months ended June 30, 2015 and 2014.

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2015 and the year ended December 31, 2014.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis

As of June 30, 2015, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,158	$—	$—	$6,158
Total cash equivalents	6,158	—	—	6,158
Short-term investments:
U.S. government and agency obligations	—	35,502	—	35,502
U.S. and foreign corporate debt securities	—	19,294	—	19,294
Foreign governments and multi-national agency obligations	—	1,999	—	1,999
Total short-term investments	—	56,795	—	56,795
Total assets measured at fair value	$6,158	$56,795	$—	$62,953

As of December 31, 2014, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,218	$—	$—	$6,218
Total cash equivalents	6,218	—	—	6,218
Short-term investments:
U.S. government and agency obligations	—	38,746	—	38,746
U.S. and foreign corporate debt securities	—	19,601	—	19,601
Foreign governments and multi-national agency obligations	—	1,992	—	1,992
Total short-term investments	—	60,339	—	60,339
Total assets measured at fair value	$6,218	$60,339	$—	$66,557

As of June 30, 2015 and December 31, 2014, there were no liabilities that were measured and recorded at fair value on a recurring basis.

As of June 30, 2015 and December 31, 2014, there were no assets and liabilities that are measured and recorded at fair value on a nonrecurring basis.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of our accounts receivable, accounts payable, and accrued and other liabilities approximate fair value due to their short maturities.

6. Business Acquisition

Acquisition of Detectent

On January 16, 2015, we completed the acquisition of Detectent, Inc. (“Detectent”), a privately held corporation that provides customer intelligence solutions for utilities leveraging its data analytics platform, based in Escondido, California. Detectent’s SaaS, subscription, and software solutions help improve advanced metering infrastructure and utility grid operations, ensure revenue protection, and deliver enhanced customer engagement programs. In accordance with the Agreement and Plan of Merger dated as of January 6, 2015, by and among Silver Spring, Detectent and a wholly-owned subsidiary of Silver Spring, Detectent became our wholly-owned subsidiary. The total consideration was $11.6 million, including $7.6 million of cash paid on the acquisition date and $4.0 million of deferred cash consideration (“contingent payments”) to be paid over a two-year period subject to key employees’ retention (“retention period”). Contingent payments associated with future employment conditions will be recorded as compensation expense over the retention period. During the three and six months ended June 30, 2015, we recorded $0.5 million and $0.9 million, respectively, in compensation expense in the consolidated statement of operations with a corresponding liability included in the accrued liability in the consolidated balance sheets.

In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the acquisition of Detectent was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total purchase consideration, assets acquired and the liabilities assumed are measured at fair value as of the date of acquisition when control is obtained. The fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by us and in doing so relied in part upon a third-party valuation report to measure the identifiable intangible assets acquired and obligations related to deferred revenue. The following table summarizes the fair value of total consideration transferred for the Detectent acquisition, the total fair value of net identifiable assets acquired and the resulting goodwill recorded (in thousands):

[

Cash consideration	$7,616
Less: Fair value of net identifiable assets acquired	(3,031)
Goodwill	$4,585

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets acquired and liabilities assumed as of January 16, 2015 (in thousands):

Cash	$518
Net other tangible liabilities	(274)
Intangible assets subject to amortization:
Developed technology	1,900
Customer relationships	1,500
Non-compete agreements	100
Order backlog	300
Deferred tax liabilities in connection with acquired intangible
assets and other fair value adjustments, net	(1,013)
Total fair value of net identifiable assets acquired	$3,031

Certain closing balance sheet items in connection with the acquisition of Detectent were finalized during the three months ended June 30, 2015. As a result, the net identifiable assets acquired increased by $0.3 million,  with a corresponding adjustment to the deferred tax liabilities by $0.1 million. The net impact of $0.2 million of these items was accounted for as measurement period adjustments during the three months ended June 30, 2015 with a corresponding adjustment to goodwill.

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

Deferred tax assets and liabilities resulting from the acquisition of Detectent have been netted, where applicable. Following the Detectent acquisition, Detectent has become part of our U.S. tax group. Accordingly, the deferred tax liability of $1.0 million which was recognized in the purchase price accounting has been netted with our existing deferred tax assets. As a result, there was a $1.0 million reversal of the Company’s valuation allowance which was recorded as a tax benefit during the six months ended June 30, 2015 financial statements in accordance with ASC 805.

In connection with the acquisition, we incurred $1.5 million of acquisition-related costs that were expensed during the six months ended June 30, 2015. These costs are included primarily as part of general and administration costs in the consolidated statement of operations. Detectent’s financial results have been included in the condensed consolidated financial statements since the acquisition date. Total Detectent revenue represented approximately 1% of the total consolidated revenue recognized during the three and six months ended June 30, 2015.

Acquisition of Streetlight.Vision

On May 23, 2014, we completed the acquisition of Streetlight.Vision (“SLV”), a company incorporated under the laws of France, which provides street light control and management software, and paid approximately $8.8 million in cash. In accordance with ASC 805, the acquisition of SLV was accounted for under the acquisition method of accounting and recorded goodwill of $4.7 million at the time of acquisition. Certain closing balance sheet

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

items in connection with the acquisition of SLV were finalized during the first quarter of 2015. As a result, the net assets acquired decreased by $0.1 million which was accounted for as measurement period adjustment with a corresponding adjustment to goodwill during the first quarter of 2015.

7. Goodwill and Intangible Assets

Goodwill:

The following table presents goodwill and changes in the carrying amount of goodwill (in thousands):

	June 30,	December 31,
	2015	2014

Balance, beginning of period	$4,729	$447
Goodwill acquired during the period	4,792	4,685
Goodwill measurement period adjustment	(162)	85
Currency translation adjustment	(347)	(488)
Balance, end of period	$9,012	$4,729

During the six months ended June 30, 2015, we recorded goodwill of $4.8 million in connection with our acquisition of Detectent. During the year ended December 31, 2014, we recorded goodwill of $4.7 million in connection with our acquisition of SLV. Of the total goodwill, goodwill related to SLV is designated in a currency other than United States Dollars and is adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

	Developed Technology and Order Backlog	Customer Relationships	Trade Name and Non-Compete Agreements	In-process R&D	Total
Amortization Period	1-5 years	2-7 years	3-6 years	Indefinite
Cost:
Balance at December 31, 2014	$2,396	$2,140	$269	$269	$5,074
Acquired as a part of Detectent acquisition	2,200	1,500	100	—	3,800
Balance at June 30, 2015	$4,596	$3,640	$369	$269	$8,874

Accumulated Amortization:
Balance at December 31, 2014	$1,139	$417	$26	$—	$1,582
Amortization expense	522	271	38	—	831
Balance at June 30, 2015	$1,661	$688	$64	$—	$2,413
Intangible assets, net at June 30, 2015	$2,935	$2,952	$305	$269	$6,461
Intangible assets, net at December 31, 2014	$1,257	$1,723	$243	$269	$3,492

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. During the first quarter of 2015, we recorded intangible assets of $3.8 million in connection with our acquisition of Detectent.

The following table illustrates the amortization expense included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$260	$48	$522	$96
Sales and marketing	154	—	294	—
General and administrative	8	—	15	—
Total	$422	$48	$831	$96

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ended
2015	$843
2016	1,398
2017	1,385
2018	1,144
2019	994
2020 and thereafter	428
$6,192

8. Stock-Based Compensation

Equity Incentive Plan

Our Board of Directors adopted the 2012 Equity Incentive Plan, or the 2012 Plan, which became effective on March 12, 2013 and serves as the successor to our 2003 Stock Option Plan, or the 2003 Plan. Pursuant to the 2012 Plan, 3,400,000 shares of our common stock were initially reserved for grant, plus (1) any shares that were reserved and available for issuance under the 2003 Plan at the time the 2012 Plan became effective, and (2) any shares that become available upon forfeiture or repurchase by us under the 2003 Plan and a stock option plan assumed in connection with a previous acquisition, will be reserved for issuance. In addition, the number of shares of our common stock available for grant and issuance shall be increased on January 1 of each calendar year during the term of the Plan by the lesser of (i) four percent (4%) of the number of shares of our common stock issued and outstanding on each December 31 immediately prior to the date of increase, or (ii) such number of shares determined by the Board. Under the 2012 Plan, we may grant both incentive and non-statutory stock options, restricted stock and restricted stock units to employees, directors and service providers. We may grant options to purchase shares of common stock to employees, directors and service providers at prices not less than the fair market value on the date of grant for both Incentive Stock Options, or ISOs, or Nonqualified Stock Options, or NQSOs. ISOs granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock must be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years. Restricted

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

stock units, or RSUs, generally vest between two to four years. As of January 1, 2015, the total shares reserved for issuance under the 2012 Plan were automatically increased by 1,962,491.

Employee Stock Purchase Plan

Our Board of Directors adopted the 2012 Employee Stock Purchase Plan, or ESPP, which became effective on March 12, 2013, pursuant to which 400,000 shares of our common stock have been reserved for future issuance. In addition, on each January 1 for the first ten calendar years after the first Offering Date, the aggregate number of shares of our common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of our common stock on the immediately preceding December 31 subject to restrictions defined in the ESPP. Eligible employees can enroll and elect to contribute up to 15% of their compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date. As of January 1, 2015, the total shares reserved for issuance under the ESPP were automatically increased by 490,622.

Performance Stock Awards

In 2015, we granted to our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and other executive officers performance restricted stock units, or PSUs to acquire up to a certain maximum number of shares of our common stock to be earned based on the common stock price reaching certain share price targets over a period of three years, subject to such individual’s continued service to the Company as a director, officer, employee or consultant. The PSUs will become eligible to vest when the average closing price during the 45 consecutive trading days reaches the share price thresholds specified in such individual’s grant at any time before the 3-year anniversary of the grant date. We determined the value of these RSUs using a Monte-Carlo simulation. The fair value of the PSUs is determined to be $5.7 million which will be recognized over the requisite service period using the accelerated method.

As of June 30, 2015 and December 31, 2014, there were 5.0  million and 4.3 million shares, respectively, of common stock reserved for future grants under our 2012 Plan and 2012 Employee Stock Purchase Plan.

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue	$2,209	$1,930	$3,932	$4,622
Research and development	2,832	2,694	5,013	5,850
Sales and marketing	1,287	1,754	2,525	3,799
General and administrative	2,333	3,184	4,214	6,723
Stock-based compensation expense	$8,661	$9,562	$15,684	$20,994

Of the total stock-based compensation, we recorded $3.7 million and $0.5 million, respectively as stock-based compensation related to our corporate bonus incentive plan during the three months ended June 30, 2015 and 2014. We recorded $5.2 million and $3.3 million, respectively as stock-based compensation related to our corporate bonus incentive plan during the six month ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014, stock-based bonus of $5.2 million and $1.9 million, respectively, were recorded as accrued liabilities in the consolidated balance sheets in connection with our corporate bonus incentive plan.

The following table summarizes our stock option activity and related information for the six months ended June 30, 2015 (in thousands, except per share data):

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2014	4,525	$12.38
Options granted	419	8.04
Options exercised	(136)	2.73
Options cancelled or expired	(286)	17.31
Balance at June 30, 2015	4,522	$11.96	5.71	$14,966
As of June 30, 2015:
Options vested and expected to vest	4,467	$11.93	5.68	$14,895
Options exercisable	3,345	$11.52	4.63	$13,061

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of June 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015.  This amount is subject to change based on changes to the fair value of our common stock.

The following table summarizes our restricted stock unit activity and related information for the six months ended June 30, 2015 (in thousands, except per share data):

	Restricted Stock
	Units Outstanding
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance at December 31, 2014	2,200	$15.06
Restricted stock units granted	1,948	9.47
Restricted stock units vested	(964)	15.65
Restricted stock units cancelled	(179)	14.44
Balance at June 30, 2015	3,005	$11.28

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2015, there was $7.0 million and $27.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to options and RSUs, respectively, which are expected to be recognized over a weighted-average period of 2.7 and 2.7 years, respectively.

9. Income Taxes

Our benefit for income taxes for the three months ended June 30, 2015 and 2014 reflects an effective tax rate of 1.8% and (0.0%), respectively.  Our benefit for income taxes for the six months ended June 30, 2015 and 2014 reflects an effective tax rate of (4.3%) and (1.2%), respectively. Our benefit for income taxes for the three and six months ended June 30, 2015 consists primarily of a net benefit of $1.0 million, which was due to the deferred income tax benefits related to the Detectent acquisition. Our provision for income taxes for the three and six months ended June 30, 2015 consisted primarily of foreign income and withholding taxes.

10. Segment Information

We operate in one reportable segment. Our chief operating decision maker is our Chief Executive Officer, who reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. Revenue by geography is based on the billing address of the customer. The following table presents revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
United States	$72,367	$34,017	$194,950	$55,860
Australia	3,526	3,529	22,702	13,303
All Other	1,274	4,061	3,155	16,673
Total	$77,167	$41,607	$220,807	$85,836

11. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Component parts	$1,365	$2,843
Finished goods	3,137	3,879
Inventories	$4,502	$6,722

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrued and other liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued payroll and related expenses	$13,756	$8,912
Accrued operating expenses	3,344	2,548
Warranty obligations, current	5,014	3,838
Sales, property and income taxes	1,060	1,996
Current portion of capital lease obligation	621	1,163
Other deferred revenue	8,485	4,955
Other	2,541	1,009
Accrued and other liabilities	$34,821	$24,421

Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Warranty obligations, non-current	$3,812	$3,397
Other deferred revenue	9,987	9,816
Deferred rent long term	1,025	1,368
Other	849	493
Other liabilities	$15,673	$15,074

Product Warranty

Product warranty obligation is presented as follows on the consolidated balance sheets (in thousands):

	June 30,	December 31,
	2015	2014
Current warranty obligation—classified in accrued and other liabilities	$5,014	$3,838
Non-current warranty obligation—classified in other liabilities	3,812	3,397
	$8,826	$7,235

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product warranty activity was as follows (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Warranty obligation—beginning of period	$7,235	$6,089
Warranty expense for new warranties issued	400	335
Utilization of warranty obligation	(1,122)	(1,470)
Changes in estimates for pre-existing warranties	2,313	1,727
Warranty obligation—end of period	$8,826	$6,681

Accumulated Other Comprehensive Loss (AOCL)

The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

		Unrealized Gains
	Foreign Currency	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2014	$(724)	$(55)	$(779)
Other comprehensive (loss) income before reclassification	(774)	116	(658)
Amounts reclassified from AOCI	—	(27)	(27)
Other comprehensive (loss) income	(774)	89	(685)
Balance as of June 30, 2015	$(1,498)	$34	$(1,464)

12. Restructuring

2014 Restructuring Plan

In September 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus our strategy, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan included a worldwide workforce reduction. As a result, we recorded $1.8 million in severance costs as restructuring charges during the third quarter of 2014. We recorded $1.1 million and $1.3 million in severance and other related costs as restructuring charges during the three and six months ended June 30, 2015, respectively, under the 2014 Restructuring Plan.

In connection with the 2014 Restructuring Plan, we expect to record aggregate future charges of approximately $0.3 million to $0.8 million.  The remaining restructuring costs under the 2014 Restructuring Plan are expected to be incurred in the second half of 2015.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrued liabilities related to restructuring actions during six months ended June 30, 2015 consisted of the following (in thousands):

	Balance December 31, 2014	Additions	Utilization	Balance June 30, 2015 (1)
Fiscal 2014 Plan
Severance costs	$235	$814	$(727)	$322
Professional fees	—	458	(458)	—
Total	$235	$1,272	$(1,185)	$322

(1) Included under accrued and other liabilities in the condensed consolidated balance sheets

13. Commitments and contingencies

Operating and Capital Leases

Our primary operating lease commitment as of June 30, 2015, related to our headquarters in Redwood City, California, requires monthly lease payments through April 2016. We recognize rent expense on a straight-line basis over the lease period. Rent expense for all facility leases was $1.3 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $2.5 million and $2.6 million for six months ended June 30, 2015 and 2014, respectively.

The future minimum commitments under our operating and capital leases were as follows (in thousands):

	June 30, 2015
	Operating Leases	Capital Leases
2015	$2,775	$418
2016	2,976	112
2017	735	—
2018	645	—
2019	549	—
2020 and thereafter	1,440	—
Net minimum lease payments	$9,120	$530
Less amount representing interest		(18)
Present value of net minimum capital lease payments		$512

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award, as described below in “Customer Performance and Other Commitments.”  Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  EON filed a notice of cross appeal in January 2015, which it subsequently dropped in June 2015.  We filed our opening appellate brief in March 2015, and EON filed its principal brief in May 2015. We filed our reply brief in July 2015.  We expect the appeal process to take place during 2015 and perhaps into early 2016.

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

TransData/OG&E Patent Litigation.  In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company (“OG&E”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company (“GE”) meters with our wireless modules.  We have agreed with GE to contribute to pay the defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, and a hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013.  In May 2014, GE filed reexamination requests on the TransData patents at issue with the U.S. Patent and Trademark Office (the “USPTO”).    In August and September 2014, GE also petitioned the USPTO for inter partes review of each patent.  In October 2014, OG&E filed a motion to stay the litigation pending the reexamination of the patents by the USPTO, which the court denied in January 2015. In March 2015, the USPTO issued decisions declining to institute the inter partes review.  Additionally, the USPTO has indicated that all claims for which reexamination was requested are allowable without amendment. Pre-trial proceedings in the matter are ongoing, each side has filed pre-trial motions, and briefing on these pre-trial motions is complete. The court has not yet set any hearing date. We believe that OG&E has meritorious defenses to TransData’s allegations, and that OG&E will continue to vigorously defend itself.

Linex Patent Litigation.  In March 2013, Linex Technologies, Inc., a non-producing entity, or Linex, filed suit against us in United States District Court for the Southern District of Florida. Linex alleged that certain of our networking technology infringes United States Patent Nos. 6,493,377 and 7,167,503. We filed an answer in May 2013. In January 2014, the court granted the plaintiff’s request for a stay of the matter, pending reexamination of the patents at issue by the USPTO. In September 2014, Linex amended certain patent claims and canceled certain other patent claims based upon the USPTO’s completed reexaminations, and in October 2014, the court lifted the stay of the matter.  In January 2015, Linex filed an amended complaint to incorporate facts related to the completed reexaminations, and we filed an answer responding to the complaint and raising additional defenses.  In June 2015, the court stayed the action pending the USPTO’s completion of further ex parte reexaminations of the patents at

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

issue.  We believe that we have meritorious defenses to Linex’s allegations and intend to continue vigorously defending against the action.

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

As of June 30, 2015 and December 31, 2014, we had a total of $21.4 million, including $13.0 million related to EON Patent Litigation mentioned above, and $17.0 million, respectively, of standby letters of credit issued under the credit facility with a financial institution, of which $0.5 million (AUD$0.6 million) and $0.5 million (AUD$0.6 million), respectively, were denominated in Australian dollars. In accordance with the terms of our credit facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the credit facility.

As of June 30, 2015 and December 31, 2014, we had a $20.3 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Organizational Restructuring

During the three months ended September 30, 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus our strategy, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan included a worldwide workforce reduction. As a result, we recorded $1.8 million in severance costs during the year ended December 31, 2014,  and $1.1 million and $1.3 million in severance and other related costs as restructuring charges in the three and six months ended June 30, 2015, respectively, in the consolidated statement of operations. In connection with the 2014 Restructuring Plan, we expect to record aggregate future charges of approximately $0.3 million to $0.8 million.

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

Non-GAAP Revenue

Non-GAAP revenue represents amounts invoiced for products for which ownership, typically evidenced by title and risk of loss, has transferred or services that have been provided to the customer, and for which payment is expected to be made in accordance with normal payment terms. Non-GAAP revenue excludes amounts for undelivered products, services to be performed in the future, and amounts paid or payable to customers. Non-GAAP revenue is initially recorded as deferred revenue and is then recognized as revenue when all revenue recognition criteria have been met under our accounting policies. We reconcile revenue to non-GAAP revenue by adding revenue due to the change in deferred revenue in a given period.

Recurring non-GAAP Revenue

Recurring non-GAAP revenue is our non-GAAP revenue from our managed services and SaaS, as well as customer support and other service offerings. Non-GAAP managed services and SaaS revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We reconcile recurring GAAP revenue to recurring non-GAAP revenue by adding revenue due to the change in deferred revenue in a given period. Changes in recurring managed services and SaaS deferred revenue are primarily driven by the timing of customer acceptances and recognition of revenue subject to contingency provisions. We do have other sources of revenue that are recurring in nature in both our product and services solutions but we believe our non-GAAP managed services and SaaS, as well as customer support and other service revenue, best represents our overall recurring non-GAAP revenue.

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

Recurring non-GAAP Revenue per Endpoint

Recurring non-GAAP revenue per endpoint represents a trailing twelve months (“TTM”) recurring non-GAAP revenue divided by cumulative home and business endpoints shipped from inception to date. Recurring non-GAAP revenue per endpoint for the TTM as of June 30, 2015 and 2014 was $2.26 and $2.18, respectively. The increase in recurring non-GAAP revenue per endpoint from June 30, 2014 to June 30, 2015 is due to incremental monthly fee revenue as customers’ ramp up deployments of our managed services and SaaS solutions. Recurring non-GAAP revenue per endpoint represents the amount of incremental revenue we have derived from our growing footprint of networked homes and business.  We intend to continue to broaden the scope of our available solutions and services, which should have the effect of increasing the amount of recurring non-GAAP revenue per endpoint over time.

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

Non-GAAP New Solutions Revenue

New solutions revenue includes revenues derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink. New solutions revenue represents incremental opportunities to deliver benefits into our customers’ deployed network or in some cases new stand-alone opportunities to deliver our new solutions. Non-GAAP new solutions revenue is calculated as total non-GAAP revenue minus non-GAAP revenue related to our advance metering solutions. We reconcile new solutions revenue to non-GAAP new solutions revenue by adding new solutions revenue to the change in deferred new solutions revenue in a given period.

Adjusted EBITDA

Adjusted EBITDA is net income (loss) adjusted for changes in deferred revenue and deferred cost of revenue, other (income) expense, net, (benefit) provision for income taxes, depreciation and amortization, stock-based compensation, acquisition-related charges, restructuring, legal settlements and certain other items management believes affect the comparability of operating results.

Total backlog represents future product and service billings that we expect to generate pursuant to contracts that we have entered into with our utility customers and meter manufacturers. Total backlog includes order backlog, which represents future billings for open purchase orders and other firm commitments.

The non-GAAP financial measures set forth below for the three and six months ended June 30, 2015 and 2014 have been derived from our unaudited financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited, in thousands, except for percentages)		(unaudited, in thousands, except for percentages)
Non-GAAP revenue, net(1)	$69,140	$63,604	$132,239	$135,454
Recurring non-GAAP revenue (TTM) (2)	$48,609	$41,570	$48,609	$41,570
Recurring non-GAAP revenue per endpoint(2)	$2.26	$2.18	$2.26	$2.18
Cost of non-GAAP revenue(3)	$40,194	$43,018	$77,867	$93,320
Gross profit on non-GAAP revenue(4)	$28,946	$20,586	$54,372	$42,134
Gross margin on non-GAAP revenue(4)	42%	32%	41%	31%
Non-GAAP new solutions revenue, net(5)	$13,209	$11,881	$28,271	$21,286
Adjusted EBITDA(6)	$2,365	$(8,547)	$(1,618)	$(15,456)

(1)The following table reconciles revenue to non-GAAP revenue, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited, in thousands)		(unaudited, in thousands)
Revenue, net	$77,167	$41,607	$220,807	$85,836
Change in deferred revenue, net of foreign currency translation	(8,027)	21,997	(88,568)	49,618
Non-GAAP revenue, net	$69,140	$63,604	$132,239	$135,454

(2)The following table reconciles recurring GAAP revenue to recurring non-GAAP revenue and recurring GAAP revenue per endpoint to recurring non-GAAP revenue per endpoint:

	June 30,
	2015	2014	Change

	(unaudited, in thousands, except per endpoint)
Recurring GAAP revenue (TTM) (a)	$41,697	$35,391	$6,306
Changes in deferred revenue, net of foreign currency translations	6,912	6,179	733
Recurring non-GAAP revenue (TTM) (a)	$48,609	$41,570	$7,039

Cumulative network endpoints delivered	21,506	19,081	2,425

Recurring GAAP revenue per endpoint shipped (a)	$1.94	$1.85	$0.09
Recurring non-GAAP revenue per endpoint shipped (a)	$2.26	$2.18	$0.08
________________________________________________________________

(a) Certain amounts have been reclassified in 2014 from professional services to managed services and SaaS related to product support which is recurring in nature to conform to current period presentation.

(3)The following table reconciles cost of revenue to cost of non-GAAP revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited, in thousands)		(unaudited, in thousands)
Cost of revenue	$57,211	$28,195	$129,396	$60,980
Change in deferred cost of revenue, net of foreign currency translation	(14,488)	16,801	(47,004)	37,058
Less: Stock-based compensation included in cost of revenue	(2,209)	(1,930)	(3,932)	(4,622)
Less: Amortization of intangibles included in cost of revenue	(260)	(48)	(522)	(96)
Less: Acquisition-related charges	(60)	—	(71)	—
Cost of non-GAAP revenue	$40,194	$43,018	$77,867	$93,320

(4)The following table reconciles gross profit to gross profit on non-GAAP revenue, and gross margin to gross margin on non-GAAP revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited, in thousands)		(unaudited, in thousands)
Gross profit	$19,956	$13,412	$91,411	$24,856
Change in deferred revenue, net of foreign currency translation	(8,027)	21,997	(88,568)	49,618
Change in deferred cost of revenue, net of foreign currency translation	14,488	(16,801)	47,004	(37,058)
Amortization of intangibles included in cost of revenue	260	48	522	96
Stock-based compensation included in cost of revenue	2,209	1,930	3,932	4,622
Acquisition-related charges	60	—	71	—
Gross profit on non-GAAP revenue	$28,946	$20,586	$54,372	$42,134
Gross margin on GAAP revenue	26%	32%	41%	29%
Gross margin on non-GAAP revenue	42%	32%	41%	31%

(5)The following table reconciles new solutions revenue to non-GAAP new solutions revenue, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(unaudited, in thousands)		(unaudited, in thousands)
New solutions revenue, net	$10,260	$7,997	$41,035	$12,203
Change in deferred revenue, net of foreign currency translation	2,949	3,884	(12,764)	9,083
New solutions non-GAAP revenue, net	$13,209	$11,881	$28,271	$21,286

(6)The following table reconciles net income (loss) to adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited, in thousands)		(unaudited, in thousands)
Net (loss) income	$(16,175)	$(24,591)	$18,730	$(52,398)
Change in deferred revenue, net of foreign currency translation	(8,027)	21,997	(88,568)	49,618
Change in deferred cost of revenue, net of foreign currency translation	14,488	(16,801)	47,004	(37,058)
Other income, net	(74)	(85)	(362)	(48)
(Benefit) provision for income taxes	(290)	4	(766)	603
Depreciation and amortization	1,953	1,467	3,902	2,933
Stock-based compensation	8,661	9,562	15,684	20,994
Legal settlements	—	(100)	—	(100)
Acquisition-related charges	751	—	1,486	—
Restructuring	1,078	—	1,272	—
Adjusted EBITDA	$2,365	$(8,547)	$(1,618)	$(15,456)

Non-GAAP measures have limitations and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. The most significant of these limitations include:

•	our non-GAAP measures do not reflect the effect of customer acceptance provisions as required under GAAP;
•	our non-GAAP measures do not reflect the restructuring expenses as required under GAAP;
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

Key Elements of Operating and Financial Performance

We monitor the key elements of our operating and financial performance set forth below to help us evaluate growth trends, determine investment priorities, establish budgets, measure the effectiveness of our sales efforts and assess operational efficiencies. These key elements of operating and financial performance include certain non-GAAP measures, such as, non-GAAP revenue, recurring non-GAAP revenue, recurring non-GAAP revenue per endpoint, non-GAAP new solutions revenue, cost of non-GAAP revenue, gross profit on non-GAAP revenue, gross margin on non-GAAP revenue, adjusted EBITDA and total backlog, in addition to other financial measures presented in accordance with GAAP. For more information regarding our use of non-GAAP measures, see Key Non-GAAP and Other Financial Measures above.

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

As a result of the above change in assessment of the impact of customer-specific acceptance criteria, revenue and cost of revenue recognized during the three months ended June 30, 2015 in the Condensed Statements of Operations included revenue of $17.6 million and cost of revenue of $13.6 million, which otherwise would have been deferred before the change in such assessment. This resulted in a $4.0 million decrease in net loss and a $0.08 decrease to basic net loss per share during the three months ended June 30, 2015.

During the six months ended June 30, 2015, revenue and cost of revenue recognized in the Condensed Statements of Operations as a result of the above change in assessment included revenue of $129.9 million and cost of revenue of $57.2 million, which otherwise would have been deferred before the change in such assessment. This resulted in a $72.7 million increase in net income, $1.47 increase to basic net income per share, and a $1.42 increase to diluted net income per share during the six months ended June 30, 2015.

Receipt of acceptance from the customers is no longer considered necessary as (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria were met.

Financial Overview

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. For the six months ended June 30, 2015 and 2014, product revenue represented 72% and 62%, respectively, service revenue represented 28% and 38%, respectively, of our total revenue. For the six months ended June 30, 2015 and 2014, we shipped 1.2 million and 0.9 million endpoints, respectively.  We have shipped 21.5 million cumulative endpoints since inception.

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

Our service revenue includes fees for managed services and SaaS, and professional services.  For the six months ended June 30, 2015 and 2014, revenue from managed services and SaaS, represented 11% and 20%, respectively, and professional services represented 17% and 18%, respectively, of our total revenue.

For the six months ended June 30,  2015 and 2014, our advanced metering solutions represented 81% and 86%, respectively, and our new solutions represented 19% and 14%, respectively, of our total revenue.  Advanced metering solutions revenue includes hardware and software products along with services primarily related to deployment of the network canopy through our access points and the shipment of our communications modules which are integrated into third-party meters for deployment to homes and businesses supported by our customer base. New solutions revenue includes revenues derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink. New solutions revenue represents incremental opportunities to deliver benefits into our customers’ deployed network or in some cases new stand-alone opportunities to deliver our new solutions.

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments of our advanced metering solution. In the six months ended June 30, 2015, the deployments for Commonwealth Edison Company, Virginia Electric and Power Company and Florida Power & Light (“FPL”) represented 44%, 13% and 12% of our revenue, respectively. In the six months ended June 30, 2014, the deployments for Progress Energy, Singapore Power Assets Ltd, Pacific Gas and Electric Company (“PG&E”), and Oklahoma Gas and Electric (“OG&E”) represented 26%, 14%, 11%, and 11% of our revenue, respectively.

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

For the six months ended June 30, 2015 and 2014, non-GAAP product revenue represented 65% and 70%, respectively, and non-GAAP service revenue represented 35% and 30%, respectively, of our total non-GAAP revenue. For the six months ended June 30, 2015 and 2014, non-GAAP revenue from our advanced metering solutions represented 79% and 84%, respectively, of total revenue, and our non-GAAP revenue from new solutions represented 21% and 16%, respectively, of our total revenue. Non-GAAP revenue from international customers represented 16% and 11%, of total revenue in the six months ended June 30, 2015 and 2014, respectively.

To date, a substantial portion of our non-GAAP revenue is attributable to a limited number of customer deployments of our advanced metering solution. In the six month ended June 30, 2015, the deployments for Commonwealth Edison Company, FPL, and CPS Energy (“CPS”) represented 31%, 12%, and 11% of total non-GAAP revenue, respectively. In the six months ended June 30, 2014, the deployments for Baltimore Gas and Electric Company and Commonwealth Edison Company represented 18% and 14% of our non-GAAP revenue, respectively.

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

Recurring GAAP Revenue per Endpoint

Recurring GAAP revenue per cumulative endpoint for the TTM ended June 30, 2015 and 2014 was $1.94 and $1.85, respectively. The increase is due to higher revenue recognized during the six months ended June 30, 2015 as compared to prior period. Recurring GAAP revenue is our GAAP revenue from our managed services and SaaS offering, as well as customer support and other service offerings. Managed services and SaaS revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees.

Recurring non-GAAP Revenue per Endpoint

Recurring non-GAAP revenue per endpoint for the TTM as of June 30, 2015 and 2014 was $2.26 and $2.18, respectively. Recurring non-GAAP revenue per endpoint represents TTM recurring non-GAAP revenue divided by cumulative home and business endpoints shipped from inception to date. Recurring non-GAAP revenue is our non-GAAP revenue from our managed services and SaaS, as well as customer support and other service offerings. Non-GAAP managed services and SaaS revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We reconcile recurring GAAP revenue to recurring non-GAAP revenue by adding revenue due to the change in deferred revenue in a given period. Changes in recurring managed services and SaaS deferred revenue are primarily driven by the timing of customer acceptances and recognition of revenue subject to contingency provisions. We do have other sources of revenue that are recurring in nature in both our product and services solutions, but we believe our non-GAAP managed services and SaaS, as well as customer support and other service revenue, best represents our overall recurring non-GAAP revenue. The increase in recurring non-GAAP revenue per endpoint from June 30, 2014 to June 30, 2015 is due to incremental monthly fee revenue as customers’ ramp up deployments of our managed services and SaaS solutions. Recurring non-GAAP revenue per endpoint represents the amount of incremental revenue we have derived from our growing footprint of networked homes and business. We intend to continue to broaden the scope of our available solutions and services, which should have the effect of increasing the amount of recurring non-GAAP revenue per endpoint over time.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as amortization of acquired intangibles and restructuring charges. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount was 640 as of June 30, 2015.

Research and Development

Research and development expense represents the largest component of our operating expenses and consists primarily of:

•	compensation, benefits and stock-based compensation provided to our hardware and software engineering personnel, as well as facility costs and other related overhead;
•	cost of prototypes and test equipment relating to the development of new products and the enhancement of existing products; and
•	fees for design, testing, consulting, legal and other related services.

We expense our research and development costs as they are incurred.

Sales and Marketing

Sales and marketing expense consists primarily of:

•	compensation, benefits, sales commissions and stock-based compensation provided to our sales, marketing and business development personnel, as well as facility costs and other related overhead;
•	marketing programs, including expenses associated with industry events and trade shows;
•	amortization of acquired intangibles; and
•	travel costs.

General and Administrative

General and administrative expense consists primarily of:

•	compensation, benefits and stock-based compensation provided to our executive, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead;
•	fees paid for professional services, including legal, tax and accounting services; and
•	legal settlement expenses.

Restructuring

During the three months ended September 30, 2014, we initiated the 2014 Restructuring Plan to refocus our strategy, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan included a worldwide workforce reduction. See Note 12 Restructuring in the Notes to Condensed Consolidated Financial Statements.

Results of Operations and Key Non-GAAP Financial Measures

The following table sets forth our condensed consolidated results of operations for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited, in thousands)		(unaudited, in thousands)
Revenue, net	$77,167	$41,607	$220,807	$85,836
Cost of revenue	57,211	28,195	129,396	60,980
Gross profit	19,956	13,412	91,411	24,856

Operating expenses:
Research and development	16,050	17,342	31,744	35,067
Sales and marketing	8,912	8,854	18,209	18,077
General and administrative	10,455	11,888	22,584	23,555
Restructuring	1,078	—	1,272	—
Total operating expenses	36,495	38,084	73,809	76,699
Operating (loss) income	(16,539)	(24,672)	17,602	(51,843)

Other income, net:	74	85	362	48

(Loss) Income before income taxes	(16,465)	(24,587)	17,964	(51,795)
(Benefit) provision for income taxes	(290)	4	(766)	603
Net (loss) income	$(16,175)	$(24,591)	$18,730	$(52,398)

Revenue, net

The following table sets forth our revenue for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Product Revenue:
Revenue	$54,711	$24,751	$29,960	$159,746	$52,978	$106,768
Percentage of total revenue	71%	59%		72%	62%
Service Revenue:
Revenue	$22,456	$16,856	$5,600	61,061	32,858	28,203
Percentage of total revenue	29%	41%		28%	38%
Revenue, net	$77,167	$41,607	$35,560	$220,807	$85,836	$134,971

Revenue from our advanced metering solution and new solutions represented 87% and 13%, respectively, of our total revenue for the three months ended June 30, 2015. Of the $77.2 million total revenue recognized in the three months ended June 30, 2015,  23%, or $17.6 million, was due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements. Of the remaining $59.6 million of revenue, $11.7 million or 15% was due to the receipt of customer acceptance of an initial phase of deployment of our networking platform and solutions, and $47.9 million or 62% was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015.

Revenue from our advanced metering solution and new solutions represented 81% and 19%, respectively, of our total revenue for the three months ended June 30, 2014. Of the $41.6 million total revenue recognized in the three months ended June 30, 2014,  97%, or $40.5 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2014,  and 3%, or $1.1 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2014.

Revenue from our advanced metering solution and new solutions represented 81% and 19%, respectively, of our total revenue for the six months ended June 30, 2015. Of the $220.8 million total revenue recognized in the six months ended June 30, 2015,  59%, or $129.9 million, was due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements. Of the remaining $90.9 million of revenue, $11.7 million or 5% was due to the receipt of customer acceptance of an initial phase of deployment of our networking platform and solutions, and $79.2 million or 36% was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015.

Revenue from our advanced metering solution and new solutions represented 86% and 14%, respectively, of our total revenue for the six months ended June 30, 2014. Of the $85.8 million total revenue recognized in the six months ended June 30, 2014,  80%, or $69.0 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2014,  and 20%, or $16.8 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2014.

Product Revenue. The $29.9 million increase in product revenue for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to an increase of product revenue of $14.1 million resulting from the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements, and more significant initial deployment acceptances.

The $106.7 million increase in product revenue for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to an increase of product revenue of $104.5 million resulting from the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements.

Service Revenue. The $5.6 million increase in service revenue for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements.

The $28.2 million increase in service revenue for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements.

Revenue from product, managed services and SaaS, and professional services represented 71%, 14%, and 15%, respectively, of our total revenue for the three months ended June 30, 2015, and 59%, 21% and 20%, respectively, of our total revenue for the three months ended June 30, 2014.

Revenue from product, managed services and SaaS, and professional services represented 72%, 11%, and 17%, respectively, of our total revenue for the six months ended June 30, 2015, and 62%, 20% and 18%, respectively, of our total revenue for the six months ended June 30, 2014.

We anticipate revenue to fluctuate from period to period throughout 2015 and beyond primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Non-GAAP Revenue

The following table sets forth our non-GAAP revenue for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Revenue, net	$77,167	$41,607	$35,560	$220,807	$85,836	$134,971
Change in deferred revenue, net of foreign currency translation	(8,027)	21,997	(30,024)	(88,568)	49,618	(138,186)
Non-GAAP revenue, net	$69,140	$63,604	$5,536	$132,239	$135,454	$(3,215)

For the three months ended June 30, 2015, non-GAAP revenue from product and service represented 65% and 35%, respectively, and for the three months ended June 30, 2014, non-GAAP revenue from product and service represented 66% and 34%, respectively, of our total non-GAAP revenue. The $5.5 million increase in non-GAAP revenue for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to increased software revenue primarily related to software sales to a new international customer and an increase in services driven by growth from our managed services and SaaS business partially attributable to the acquisition of Detectent.

Non-GAAP revenue from our advance metering solutions and new solutions represented 81% and 19%, respectively, of our total non-GAAP revenue for the three months ended June 30, 2015, and 81%  and 19%, respectively,  of our total non-GAAP revenue for the three months ended June 30, 2014.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 65%, 19%, and 16%, respectively, of our total non-GAAP revenue for the three months ended June 30, 2015, and 66%, 17% and 17%, respectively, of our total non-GAAP revenue for the three months ended June 30, 2014.

For the six months ended June 30, 2015, non-GAAP revenue from product and service represented 65% and 35%, respectively, and for the six months ended June 30, 2014, non-GAAP revenue from product and service represented 70% and 30%, respectively, of our total non-GAAP revenue. The $3.2 million decrease in non-GAAP revenue for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to decrease in product revenue related to lower third-party content and product mix, partially offset by an increase in software revenue from sales to a new international customer and revenue from our street light solution. The increase in services was driven by growth from our managed services and SaaS business partially attributable to the acquisition of Detectent.

Non-GAAP revenue from our advance metering solutions and new solutions represented 79% and 21%, respectively, of our total non-GAAP revenue for the six months ended June 30, 2015, and 84% and 16%, respectively, of our total non-GAAP revenue for the six months ended June 30, 2014.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 65%, 19% and 16%, respectively, of our total non-GAAP revenue for the six months ended June 30, 2015, and 70%, 16% and 14%, respectively, of our total non-GAAP revenue for the six months ended June 30, 2014.

We anticipate that non-GAAP revenue will fluctuate period to period throughout 2015, and may be at similar levels year-over-year.

Cost of Revenue and Gross Profit

The following table sets forth our cost of revenue and gross profit for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Product cost of revenue	$40,533	$13,414	$27,119	$97,150	$31,329	$65,821
Service cost of revenue	16,678	14,781	1,897	32,246	29,651	2,595
Cost of revenue	$57,211	$28,195	$29,016	$129,396	$60,980	$68,416

Product gross profit	$14,178	$11,337	$2,841	$62,596	$21,649	$40,947
Service gross profit	5,778	2,075	3,703	28,815	3,207	25,608
Gross profit	$19,956	$13,412	$6,544	$91,411	$24,856	$66,555

Product Cost of Revenue. The $27.1 million increase in product cost of revenue for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to an increase in product cost of $13.6 million due to the change in assessment of the impact of customer-specific acceptance criteria as further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements, and a higher level of initial deployment acceptances.

The $65.8 million increase in product cost of revenue for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to an increase in product cost of $57.2 million due to the change in assessment of the impact of customer-specific acceptance criteria as further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements, and a higher level of initial deployment acceptances.

Service Cost of Revenue. The $1.9 million increase in service cost of revenue for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to an  increase in higher managed services and SaaS costs driven by incremental non-GAAP revenue.

The $2.6 million increase in service cost of revenue for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to an increase in higher managed services and SaaS costs driven by incremental non-GAAP revenue.

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

Cost of Non-GAAP Revenue and Gross Profit on Non-GAAP Revenue

The following table sets forth our cost of non-GAAP revenue for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Cost of revenue	$57,211	$28,195	$29,016	$129,396	$60,980	$68,416
Change in deferred cost of revenue, net of foreign currency translation	(14,488)	16,801	(31,289)	(47,004)	37,058	(84,062)
Less: Stock-based compensation included in cost of revenue	(2,209)	(1,930)	(279)	(3,932)	(4,622)	690
Less: Amortization of intangibles included in cost of revenue	(260)	(48)	(212)	(522)	(96)	(426)
Less: Acquisition-related charges	(60)	—	(60)	(71)	—	(71)
Cost of non-GAAP revenue	$40,194	$43,018	$(2,824)	$77,867	$93,320	$(15,453)

Cost of non-GAAP revenue decreased by $2.8 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to a decrease of $4.5 million in product cost of non-GAAP revenue, which was primarily due to a $6.8 million decrease in third-party volume, but partially offset by $1.7 million in higher service costs.

Cost of non-GAAP revenue decreased by $15.5 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to a decrease of $18.4 million in product cost of non-GAAP revenue primarily due to a $27 million decrease in third-party volume, partially offset by a $8.2 million increase in non-third-party volume and $2.9 million in higher service costs.

The following table sets forth our reconciliation of gross profit to gross profit on non-GAAP revenue for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Gross profit	$19,956	$13,412	$6,544	$91,411	$24,856	$66,555
Change in deferred revenue, net of foreign currency translation	(8,027)	21,997	(30,024)	(88,568)	49,618	(138,186)
Change in deferred cost revenue, net of foreign currency translation	14,488	(16,801)	31,289	47,004	(37,058)	84,062
Stock-based compensation included in cost of revenue	2,209	1,930	279	3,932	4,622	(690)
Acquisition-related charges	60	—	60	71	—	71
Amortization of intangibles included in cost of revenue	260	48	212	522	96	426
Gross profit on non-GAAP revenue	$28,946	$20,586	$8,360	$54,372	$42,134	$12,238
Gross margin on non-GAAP revenue	42%	32%		41%	31%

Gross profit on non-GAAP revenue increased by $8.4 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to an increase of $7.0 million in product revenue gross profit driven by incremental software licenses and an increase of $1.4 million driven by our growth from our managed services and SaaS business partly attributable to the acquisition of Detectent.

Gross profit on non-GAAP revenue increased by $12.2 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to an increase of $9.6 million in product revenue gross profit driven by incremental software licenses and an increase of $2.6 million driven by our growth from our managed services and SaaS business partly attributable to the acquisition of Detectent.

For the three months ended June 30, 2015,  gross margin on non-GAAP revenue was 42% as compared with 32% in 2014. The gross margin increase was primarily due to changes in product mix driven by decrease in third-party hardware, as well as an increase in non-GAAP revenue attributable to services and software.

For the six months ended June 30, 2015, gross margin on non-GAAP revenue was 41% as compared with 31% in 2014. The gross margin increase was primarily due to changes in product mix driven by decrease in third-party hardware, as well as an increase in non-GAAP revenue attributable to services and software.

  We expect gross margin on non-GAAP revenue to fluctuate from period to period throughout 2015 and to increase for 2015 as compared to 2014.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Research and development	$16,050	$17,342	$(1,292)	$31,744	$35,067	$(3,323)
Sales and marketing	8,912	8,854	58	18,209	18,077	132
General and administrative	10,455	11,888	(1,433)	22,584	23,555	(971)
Restructuring	1,078	—	1,078	1,272	—	1,272
Operating expenses	$36,495	$38,084	$(1,589)	$73,809	$76,699	$(2,890)

Personnel-related expenses represent the most significant component of our operating expenses and fluctuated from period to period. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate continued spending in future periods in order to execute our long-term business plan.

For the three months ended June 30, 2015, we recognized $6.5 million of stock-based compensation expense in operating expenses as compared to $7.6 million during the three months ended June 30, 2014. The decrease of $1.1 million is primarily due to headcount reductions as a result of restructuring actions.

For the six months ended June 30, 2015, we recognized $11.8 million of stock-based compensation expense in operating expenses as compared to $16.4 million during the six months ended June 30, 2014. The decrease of $4.6 million is primarily due to headcount reductions as a result of restructuring actions.

Research and Development.  Research and development expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 decreased $1.3 million primarily due to a decrease in headcount as a result of restructuring actions and decrease in non-recurring engineering expenses.

Research and development expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 decreased $3.3 million primarily due to a decrease in headcount reductions as a result of restructuring actions and lower stock based compensation.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products.

Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2015 as compared to the three months ended  June 30, 2014 remained flat due to an increase in sales commissions and amortization expense related to intangible assets, offset by lower stock based compensation.

Sales and marketing expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 remained flat due to an increase in sales commissions and amortization expense related to intangible assets, offset by lower stock based compensation.

General and Administrative. General and administrative expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 decreased $1.4 million primarily due to decrease in third party service providers and professional fees.

General and administrative expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 decreased due to decrease in third party service providers and professional fees.

Restructuring. The $1.1 million in restructuring for the three months ended June 30, 2015 was related to severance costs and professional fees incurred in connection with workforce reductions efforts under our 2014 Restructuring Plan.

The $1.3 million in restructuring for the six months ended June 30, 2015 was related to severance costs and professional fees incurred in connection with workforce reductions efforts under our 2014 Restructuring Plan.

Operating (Loss) Income

The following table sets forth our operating loss for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change

	(unaudited, in thousands)			(unaudited, in thousands)
Operating (loss) income	$(16,539)	$(24,672)	$8,133	$17,602	$(51,843)	$69,445

The $8.1 million decrease in operating loss for the three months ended June 30, 2015 as compared to the operating loss for the three months ended June 30, 2014 was primarily due to an increase in gross profit due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements, and the decrease of $1.6 million in operating expenses.

The $69.4 million increase in operating income for the six months ended June 30, 2015 as compared to the operating loss for the six months ended June 30, 2014 was primarily due to an increase in gross profit due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements, and the decrease of $2.9 million in operating expenses.

Other Income, Net

The following table sets forth our other income (expense), net, for the periods shown:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Other income, net	$74	$85	$(11)	$362	$48	$314
Other income, net	$74	$85	$(11)	$362	$48	$314

Other income, net, consists primarily of interest income on cash balances, foreign currency-related gains and losses and interest expense on capital leases. We have historically invested our cash in money market accounts and fixed income securities.

Other income, net, decreased for the three months ended June 30, 2015 primarily due to increase in interest income of $0.1 million from our investments, decrease in interest expense of $0.1 million, and offset by decrease of investment gain of $0.1 million.

Other income, net, increased for the six months ended June 30, 2015 primarily due increase in interest income of $0.1 million and a foreign currency gain of $0.2 million.

(Benefit) Provision for Income Taxes

For the three months ended June 30, 2015 and 2014, we recorded a benefit for income taxes of $0.3 million and a provision for income taxes of approximately $0.0 million, respectively. Our benefit for income taxes for the three months ended June 30, 2015 reflects an effective tax rate of 1.8%. Our provision for income taxes for the three months ended June 30, 2014 reflects an effective tax rate of (0.0%).  The effective tax rate for the three months ended June 30, 2015, reflects our recognition of discrete tax benefit of approximately $0.2 million due to release of our valuation allowance attributable to the Detectent acquisition adjustment in the period, and foreign return to provision adjustments. In connection with the acquisition of Detectent, we recorded deferred tax liabilities of $0.1 million, which were netted against our existing deferred tax assets. As a result we released valuation allowance of $0.1 million in the second quarter of 2015. Our provision for income taxes for the three months ended June 30, 2014 consisted primarily of foreign income and withholding taxes.

For the six months ended June 30, 2015 and 2014, we recorded a benefit for income taxes of $0.8 million and a provision for income taxes of $0.6 million, respectively. Our benefit for income taxes for the six months ended June 30, 2015 reflects an effective tax rate of (4.3%). Our provision for income taxes for the six months ended June 30, 2014 reflects an effective tax rate of (1.2%).  The effective tax rate for the six months ended June 30, 2015, reflects our recognition of discrete tax benefit of approximately $1.0 million due to release of our valuation allowance attributable to the Detectent acquisition in the period.

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

Liquidity and Capital Resources

As of June 30, 2015, we had $61.7 million in cash and cash equivalents and $56.8 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $2.0 million of foreign government and agency securities as of June 30, 2015. These sovereign debt securities had an average credit rating of AAA and were predominantly from Canada. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations at least through the next 12 months.

We expect that operating expenses will constitute a material use of our cash balances. In the near term, we intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate increased spending in future periods in order to execute our long-term business plan. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. Our cash flows from operating activities fluctuate since our inception, and we expect cash flows to fluctuate from period to period in 2015 and beyond. We believe that our available cash balances and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of customer wins and related billings and the expansion of our production capacity, as well as sales and marketing activities, timing and extent of spending on research and development efforts and the continuing market acceptance of our networking platform and solutions.

We have available a line of credit with Silicon Valley Bank, which provides for advances and the issuance of letters of credit of up to $50 million. As of June 30, 2015 there were no borrowings outstanding under the credit agreement; however, this line of credit is backing $21.4 million of letters of credit, leaving $28.6 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of June 30, 2015, we were in compliance with the financial covenants in the credit agreement.   The line of credit expires on August 15, 2015, and we are in the process of extending the credit agreement with the lender; however, there can be no assurance we will be able to extend or renew this arrangement before its expiration, or at all.  See Part II. Item 1A Risk Factors below.

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

Capital Expenditures

Our capital expenditures were $2.0 million and $3.7 million in the six months ended June 30, 2015 and 2014, respectively. These expenditures were primarily to support increased network operations, hosting data centers, and corporate infrastructure. In 2015 and beyond, we expect to use a portion of our cash for capital expenditures to increase our services and infrastructure, including servers and equipment related to managed services and SaaS and information systems, to support increased demand for our services and for equipment and related infrastructure.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	June 30,
	2015	2014	Change
	(unaudited, in thousands)
Net cash provided by (used in) operating activities	$9,158	$(6,655)	$15,813
Net cash used in investing activities	(5,483)	(9,891)	4,408
Net cash used in financing activities	(2,232)	(1,264)	(968)

Cash Flows from Operating Activities

Cash flows provided by operating activities totaled $9.2 million during the six months ended June 30, 2015, primarily as a result of a net income of $18.7 million, including non-cash stock-based compensation of $15.7 million, and depreciation and amortization of $3.9 million, which was offset by net changes in our operating assets and liabilities of 28.1 million.

Cash flows used in operating activities totaled $6.7 million during the six months ended June 30, 2014, primarily as a result of a net loss of $52.4 million, which was partially offset by non-cash stock-based compensation of $21.0 million, and depreciation and amortization of $2.9 million and increases in cash from net changes in our operating assets and liabilities of $20.8 million.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $5.5 million during the six months ended June 30, 2015, primarily as a result of $7.1 million net cash payment for the Detectent acquisition, $15.1 million cash received from sales and maturities of available-for-sale investments, which was offset by $11.6 million in purchases of available-for-sale investments, and $1.9 million in purchases of property and equipment.

Cash flows used in investing activities totaled $9.9 million during the six months ended June 30, 2014, primarily as a result of $8.8 million net cash payment for the Streetlight.Vision acquisition, $42.1 million in proceeds from sales and maturities of available-for-sale investments, which was offset by $39.5 million in purchases of available-for-sale investments, and $3.7 million in purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $2.2 million during the six months ended June 30, 2015 primarily as a result of $3.5 million in taxes paid related to net share settlement of equity awards and payments on capital leases of $0.8 million, which was partially offset by $2.0 million proceeds from issuance of common stock, net of repurchases.

Cash used in financing activities totaled $1.2 million during the six months ended June 30, 2014 as a result of $5.3 million in taxes paid related to the net share settlement of equity awards and payments on capital leases of $0.7 million, which was offset by $4.7 million in proceeds from issuance of common stock, net of repurchases.

Concentration of Credit Risk

We typically extend credit to our customers and meter manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of June 30, 2015, Commonwealth Edison Company, Landis+Gyr and CPS accounted for 31%, 11% and 10%, respectively, of our accounts receivable. As of December 31, 2014, Commonwealth Edison Company, Virginia Electric and Power Company, and CPS accounted for 19%, 13% and 11%, respectively, of our accounts receivable.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of June 30, 2015, our financial guarantees that were not recorded on our balance sheet consisted of $21.4 million of standby letters of credit and $37.9 million of surety bonds related to performance guarantees, facility leases, and workers compensation insurance.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

	Payments Due by Period

		Less than 1	1—3	3—5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations(1)	$9,120	$2,775	$3,711	$1,194	$1,440
Capital lease obligations	530	418	112	—	—
Purchase commitments(2)	20,155	20,155	—	—	—
Total	$29,805	$23,348	$3,823	$1,194	$1,440

_____________________

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.
(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude agreements that are cancelable without penalty.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance is material. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

• Revenue Recognition
• Product Warranty
• Deferred Cost of Revenue
• Inventory Valuation
• Stock-Based Compensation
• Loss Contingencies

During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, except related to revenue recognition as described under Item 1 of Part 1, Note 2, Significant Accounting Policies and Estimates, of this Quarterly Report on Form 10-Q.

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

The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of June 30, 2015, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(in thousands)	-100 BPS	-50 BPS	Fair Value June 30, 2015	+50 BPS	+100 BPS
Total fixed income securities	$77,285	$77,098	$76,691	$76,269	$75,848

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the bank’s prime interest rate plus an additional margin. As of June 30, 2015, we had not drawn on this credit facility. Our capital leases do not change based on changes in market interest rates.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars and Brazilian real. Consequently, we are subject to foreign currency exchange risk on our customer billings denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the three and six months ended June 30, 2015 and 2014.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award.  Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  EON filed a notice of cross appeal in January 2015, which it subsequently dropped in June 2015.  We filed our opening appellate brief in March 2015, and EON filed its principal brief in May 2015. We filed our reply brief in July 2015.  We expect the appeal process to take place during 2015 and perhaps into early 2016.

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

TransData/OG&E Patent Litigation.  In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company, or OG&E, alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company, or GE meters with our wireless modules.  We have agreed with GE to contribute to pay the defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, and a hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013.  In May 2014, GE filed reexamination requests on the TransData patents at issue with the U.S. Patent and Trademark Office, or USPTO.  In August and September 2014, GE also petitioned the USPTO for inter partes review of each patent.  In October 2014, OG&E filed a motion to stay the litigation pending the reexamination of the patents by the USPTO, which the court denied in January 2015.  In March 2015, the USPTO issued decisions declining to institute the inter partes review.  Additionally, the USPTO has indicated that all claims for which reexamination was requested are allowable without amendment. Pre-trial proceedings in the matter are ongoing, each side has filed pre-trial motions, and briefing on these pre-trial motions is complete.  The court has not yet set any hearing date.  We believe that OG&E has meritorious defenses to TransData’s allegations, and that OG&E will continue to vigorously defend itself.

Linex Patent Litigation.  In March 2013, Linex Technologies, Inc., a non-producing entity, or Linex, filed suit against us in United States District Court for the Southern District of Florida. Linex alleged that certain of our networking technology infringes United States Patent Nos. 6,493,377 and 7,167,503. We filed an answer in May 2013. In January 2014, the court granted the plaintiff’s request for a stay of the matter, pending reexamination of the patents at issue by the USPTO. In September 2014, Linex amended certain patent claims and canceled certain other patent claims based upon the USPTO’s completed reexaminations, and in October 2014, the court lifted the stay of the matter.  In January 2015, Linex filed an amended complaint to incorporate facts related to the completed reexaminations, and we filed an answer responding to the complaint and raising additional defenses.  In June 2015, the court stayed the action pending the USPTO’s completion of further ex parte reexaminations of the patents at issue.  We believe that we have meritorious defenses to Linex’s allegations and intend to continue vigorously defending against the action.

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

We have incurred significant losses to date, with an accumulated deficit of $687.7 million as of June 30, 2015. We expect these losses to continue. We may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of June 30, 2015 and December 31, 2014, we had $521.2 million and $609.6 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

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

Our networking and analytics platforms allows utilities to collect, monitor, store, compile and analyze sensitive information related to consumers’ energy usage, as well as the performance of different parts of the power grid. As part of our data transfer and managed services and SaaS services, we may store and/or come into contact with sensitive consumer information and data when we perform operational, installation or maintenance functions for our customers. If, in handling this information, we, our partners or our customers fail to comply with privacy or security laws, we could face significant legal and financial exposure to claims of government agencies, customers and consumers whose privacy is compromised. Even the perception that we, our partners or our customers have improperly handled sensitive, confidential information could have a negative effect on our business. In addition, third parties may attempt to breach our security measures or inappropriately use or access our network services or the network hardware and software we have in the field through computer viruses, physical or electronic break-ins, and other means. If a breach is successful, sensitive information may be improperly obtained, manipulated or corrupted, and we may face legal and financial exposure. A breach could also lead to a loss of confidence in our products and services and our business could suffer.

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

The smart grid and smart city market is still expanding and involves rapidly changing technology, which requires us to continue to expand our business and evolve our technology. The current generation of our networking platform and solutions has only been developed in the last several years, and we have only recently announced our next generation networking platform and solutions, Gen5, which should become available in 2015, and continue to evolve over time. We may face unexpected problems or challenges in connection with the introduction and deployment of our new Gen5 platform and solutions, including in the adoption and acceptance by our existing and potential customers, for a variety of reasons such as:

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

Most of our current non-GAAP revenue and revenue are derived from our networking platform and advanced metering solution, but our growth and future success will depend, in part, on our ability to continue to design and manufacture new competitive products that achieve market acceptance and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. Any new technology or product that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, and may not achieve the broad market acceptance necessary to generate significant revenues. For example, in January 2015 we announced Gen5, our next generation networking platform and solutions,  which should become available in 2015.  We also introduced our street light and SilverLink Sensor Network solutions only in the past few years. These new products and solutions may not be adopted by prospective or existing customers to the extent we anticipate, or at all.  In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. The market for smart grid and smart city technology products is still in its early stages, and we cannot assure you that we will be successful in developing or selling new products in these markets. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful. If we are unable to develop new products or enhance or sustain the quality of our existing products, successfully develop and deploy new technology and products or integrate these new technologies into devices manufactured by our third-party devices, our business and operating results could be harmed.

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

Our future success will depend significantly on our ability to manufacture our products timely and cost-effectively, in sufficient volumes, and in accordance with quality standards. Currently, our primary manufacturing relationships are with Plexus Corp. and Celestica, Inc., which provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our customers and third-party vendors.

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

Our future success will also depend on our ability to attract, retain and motivate highly skilled management, product development, operations, sales, technical and other personnel in the United States and abroad. We have in the past lost other members of our senior management team, and the loss of additional members of our senior management team could adversely affect our business.  We could also be adversely affected if we fail to adequately plan for the succession of members of our senior management team should we have departures. Even in today’s economic climate, competition for these types of personnel is intense, particularly in the Silicon Valley, where our headquarters are located. All of our employees in the United States work for us on an at-will basis. Given the lengthy sales cycles with customers and deployment periods of our networking platform and solutions, the loss of key personnel could adversely affect our business.

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

Our business can be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions. The continued global economic uncertainty and continued global monetary, financial and sovereign debt crisis could have a negative effect on our business. For example, the worldwide financial and credit crisis reduced the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. Even with economic recovery, it may take time for our customers or potential customers to establish new budgets and return to normal purchasing patterns. We cannot predict the recurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States or in our industry. These and other economic factors could adversely affect the demand for our products and services and, consequently, our business, financial condition and results of operations.

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

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. To date, we have completed only three small acquisitions, including the acquisition of Detectent, Inc. in January 2015, and we therefore have limited experience in successfully acquiring and integrating additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. For example, we may not realize the anticipated benefits of the acquisition of Detectent.  We may have difficulty integrating acquired businesses, technologies or products with our existing products and services. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. In addition, any acquisitions we are able to complete may not result in the synergies or any other benefits we had expected to achieve, which could result in substantial write-offs. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

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

As of June 30, 2015, we had 83 issued patents and 71 patent applications pending in the United States. In foreign jurisdictions, we have 148 patents granted and 78 patent applications pending, which are collectively based on 64 U.S. patent applications. Our patents expire at various times between 2015 and 2033.  We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

The effects of regulations relating to the source of materials used in the manufacture of our products may adversely affect our business.

The SEC has recently adopted regulations concerning the supply of certain minerals, known as conflict minerals, originating from the conflict zones of the Democratic Republic of Congo, or DRC, and adjoining countries. These regulations require us to determine the origin of certain materials used in our products and disclose whether we use any materials containing conflict minerals originating from the DRC and adjoining countries. Since our supply chain is complex, we may face reputational harm if our customers or other stakeholders conclude that we are unable to verify sufficiently the origins of the minerals used in the products we sell.  If it is determined that our products do contain or use any conflict minerals from the DRC or adjoining countries, additional requirements will be triggered. Compliance with these regulations may results in increased costs of regulatory compliance, potential risks to our reputation, difficulty satisfying any customers that insist on conflict-free products, and harm to our business.

Our current line of credit expires in August 2015.  We may not be able to extend or renew this line of credit.  In addition, we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

Our current line of credit with Silicon Valley Bank expires on August 15, 2015.  We may not be able to extend or renew this line of credit.  As of June 30, 2015 there were no borrowings outstanding under the credit agreement; however, this line of credit is backing $21.4 million of letters of credit.  If we are not able to extend or renew the agreement, we may be required to restrict up to $21.4 million in cash to cover the outstanding letters of credit.

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

Our cash equivalent and short-term investment portfolio as of June 30, 2015 consisted of $62.9 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 30, 2015, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of June 30, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2029 and 2015 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended June 30, 2015, the closing price of our common stock on the New York Stock Exchange ranged from $8.95 to $14.93 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

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

As of June 30, 2015, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 30.6% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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
10.1*

2012 Equity Incentive Plan, as amended to date and forms of stock option award agreement, restricted stock agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement, stock bonus award agreement and performance stock unit agreement.

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

*        Management contract or compensatory plan or arrangement.

**The certifications attached as Exhibit 32.1 and Exhibit 32.2 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on August 7, 2015.

SILVER SPRING NETWORKS, INC.

By:	/s/ Scott A. Lang
Scott A. Lang Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James P. Burns
James P. Burns Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)