Form 10-Q
period 2015-09-30
SILVER SPRING NETWORKS INC
filed 2015-11-05
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015, there were approximately 50,342,582 shares of the Registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,455	$60,457
Short-term investments	58,460	60,339
Accounts receivable	44,125	54,740
Inventories	3,761	6,722
Deferred cost of revenue	196,602	29,585
Deferred tax assets	357	5,278
Prepaid expenses and other current assets	9,596	5,146
Total current assets	376,356	222,267
Property and equipment, net	12,326	12,860
Goodwill and intangible assets	14,885	8,221
Deferred cost of revenue, non-current	96,128	303,445
Deferred tax assets, non-current	25,033	354
Other long-term assets	5,088	1,047
Total assets	$529,816	$548,194
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$28,083	$27,530
Deferred revenue	320,241	91,688
Deferred tax liability	24,879	249
Accrued and other liabilities	34,257	24,421
Total current liabilities	407,460	143,888
Deferred revenue, non-current	205,759	517,905
Deferred tax liability, non-current	—	5,146
Other liabilities	15,850	15,074
Total liabilities	629,069	682,013
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common stock and additional paid-in capital, $0.001 par value, 1,000,000 shares authorized; 50,316 and 49,062 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	590,614	573,391
Accumulated other comprehensive loss	(1,544)	(779)
Accumulated deficit	(688,323)	(706,431)
Total stockholders’ deficit	(99,253)	(133,819)
Total liabilities and stockholders’ deficit	$529,816	$548,194

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Product revenue	$50,093	$16,321	$209,839	$69,299
Service revenue	19,412	11,720	80,473	44,578
Total revenue, net	69,505	28,041	290,312	113,877
Cost of revenue:
Product cost of revenue	21,377	10,791	118,527	42,120
Service cost of revenue	15,141	15,947	47,387	45,598
Total cost of revenue	36,518	26,738	165,914	87,718
Gross profit	32,987	1,303	124,398	26,159
Operating expenses:
Research and development	15,837	16,986	47,581	52,053
Sales and marketing	7,900	10,248	26,109	28,325
General and administrative	9,305	9,601	31,889	33,156
Restructuring	339	1,888	1,611	1,888
Total operating expenses	33,381	38,723	107,190	115,422
Operating (loss) income	(394)	(37,420)	17,208	(89,263)
Other (expense) income, net:
Other (expense) income, net	(99)	7	263	55
(Loss) income before income taxes	(493)	(37,413)	17,471	(89,208)
Provision and (benefit) for income taxes	129	(140)	(637)	463
Net (loss) income	$(622)	$(37,273)	$18,108	$(89,671)

Net (loss) income per share
Basic	$(0.01)	$(0.77)	$0.36	$(1.86)
Diluted	$(0.01)	$(0.77)	$0.35	$(1.86)
Weighted average shares used to compute net (loss) income per share
Basic	50,188	48,551	49,789	48,189
Diluted	50,188	48,551	51,257	48,189

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net (loss) income	$(622)	$(37,273)	$18,108	$(89,671)
Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	(109)	75	(882)	63
Net unrealized gain (loss) on available-for-sale investments (net of tax effect of $0 and $0)	28	(74)	117	(129)
Other comprehensive (loss) income:	(81)	1	(765)	(66)
Comprehensive (loss) income	$(703)	$(37,272)	$17,343	$(89,737)

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$18,108	$(89,671)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	(935)	917
Depreciation and amortization	5,892	4,704
Stock-based compensation	21,537	31,470
Other non-cash adjustments	354	511
Changes in operating assets and liabilities:
Accounts receivable	11,073	1,795
Inventories	3,043	(161)
Prepaid expenses and other assets	(4,192)	(2,590)
Contingent payments related to Detectent acquisition, held in escrow	(4,000)	—
Deferred cost of revenue	40,308	(62,510)
Accounts payable	(131)	(3,165)
Customer deposits	151	33
Deferred revenue	(84,190)	92,413
Accrued and other liabilities	6,412	3,865
Net cash provided by (used in) operating activities	13,430	(22,389)
Cash flows used in investing activities:
Business acquisition, net of cash acquired	(7,098)	(8,750)
Proceeds from sales of available-for-sale investments	11,486	42,459
Proceeds from maturities of available-for-sale investments	9,250	6,750
Purchases of available-for-sale investments	(18,910)	(46,621)
Purchases of property and equipment	(3,529)	(4,222)
Net cash used in investing activities	(8,801)	(10,384)
Cash flows (used in) provided by financing activities:
Payments on capital lease obligations	(994)	(1,145)
Proceeds from issuance of common stock, net of repurchases	3,655	6,846
Taxes paid related to net share settlement of equity awards	(3,968)	(5,410)
Net cash (used in) provided by financing activities	(1,307)	291
Effect of exchange rate changes on cash and cash equivalents	(324)	—
Net increase (decrease) in cash and cash equivalents	2,998	(32,482)
Cash and cash equivalents—beginning of period	60,457	82,596
Cash and cash equivalents—end of period	$63,455	$50,114
Supplemental cash flow information:
Cash paid for taxes	$2,384	$544
Cash paid for interest	$44	$106

See accompanying Notes to Condensed Consolidated Financial Statements

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Silver Spring Networks, Inc. (the “Company”, “we”, “us” and “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of unaudited condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates under different assumptions or conditions. As a result, the quarterly results may not be indicative of the full year results.

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

As a result of the above change in assessment of the impact of customer-specific acceptance criteria, revenue and cost of revenue recognized during the three months ended September 30, 2015 in the condensed statements of operations included revenue of $2.0 million, which otherwise would have been deferred before the change in assessment, and excluded cost of revenue of $3.3 million, which otherwise would have been recognized in the period before the change in such assessment. This resulted in a $5.3 million decrease in net loss and a $0.11 decrease to basic net loss per share during the three months ended September 30, 2015.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2015, revenue and cost of revenue recognized in the condensed statements of operations as a result of the above change in assessment included revenue of $131.9 million and cost of revenue of $54.0 million, which otherwise would have been deferred before the change in such assessment. This resulted in a $77.9 million increase in net income, $1.56 increase to basic net income per share, and a $1.52 increase to diluted net income per share during the nine months ended September 30, 2015.

Receipt of acceptance from these customers is no longer considered necessary as (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria were met.

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

The following table sets forth the computation of basic and diluted net (loss) income per share applicable to common stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net (loss) income	$(622)	$(37,273)	$18,108	$(89,671)
Weighted average shares outstanding—basic	50,188	48,551	49,789	48,189
Dilutive effect of employee equity incentive plans	—	—	1,468	—
Weighted average shares outstanding—diluted	50,188	48,551	51,257	48,189
Basic net (loss) income per share	$(0.01)	$(0.77)	$0.36	$(1.86)
Diluted net (loss) income per share	$(0.01)	$(0.77)	$0.35	$(1.86)

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following potential common shares outstanding were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Employee equity incentive plans	7,291	7,512	3,873	7,512

4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	As of September 30, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$57,242	$—	$—	$57,242
Cash equivalents:
Money market mutual funds	6,213	—	—	6,213
Total cash equivalents	6,213	—	—	6,213
Short-term fixed income securities:
U.S. government and agency obligations	37,375	99	—	37,474
U.S. and foreign corporate debt securities	18,971	19	(4)	18,986
Foreign governments and multi-national agency obligations	2,000	—	—	2,000
Total short-term investments	58,346	118	(4)	58,460
Total cash, cash equivalents and short-term investments	$121,801	$118	$(4)	$121,915

	As of December 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$54,239	$—	$—	$54,239
Cash equivalents:
Money market mutual funds	6,218	—	—	6,218
Total cash equivalents	6,218	—	—	6,218
Short-term fixed income securities:
U.S. government and agency obligations	38,718	46	(18)	38,746
U.S. and foreign corporate debt securities	19,625	9	(33)	19,601
Foreign governments and multi-national agency obligations	2,000	—	(8)	1,992
Total short-term investments	60,343	55	(59)	60,339
Total cash, cash equivalents and short-term investments	$120,800	$55	$(59)	$120,796

As of September 30, 2015, approximately 42% and 42% of our cash, cash equivalents and short-term investments were held with two separate financial institutions.  As of December 31, 2014, approximately 46% and 42% of our cash, cash equivalents and short-term investments were held with two separate financial institutions.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments consisted of the following (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$21,846	$21,867	$20,588	$20,599
Due after 1 year through 3 years	42,713	42,805	45,973	45,958
Total cash equivalents & short-term investments	$64,559	$64,672	$66,561	$66,557

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. and foreign corporate debt securities	$8,983	$(4)	$14,563	$(33)
Foreign governments and multi-national agency obligations	-	-	1,992	(8)
U.S. government and agency obligations	-	-	13,523	(18)
Total	$8,983	$(4)	$30,078	$(59)

As of September 30, 2015, there were no investments with unrealized losses for a period in excess of 12 months.

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of September 30, 2015, we anticipate that we will recover the entire amortized cost basis of such available-for-sale debt securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2015 and 2014. There were no material gross realized gains or losses from available-for-sale securities during the three and nine months ended September 30, 2015 and 2014.

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2015 and the year ended December 31, 2014.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis

As of September 30, 2015, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,213	$—	$—	$6,213
Total cash equivalents	6,213	—	—	6,213
Short-term investments:
U.S. government and agency obligations	—	37,474	—	37,474
U.S. and foreign corporate debt securities	—	18,986	—	18,986
Foreign governments and multi-national agency obligations	—	2,000	—	2,000
Total short-term investments	—	58,460	—	58,460
Total assets measured at fair value	$6,213	$58,460	$—	$64,673

As of December 31, 2014, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,218	$—	$—	$6,218
Total cash equivalents	6,218	—	—	6,218
Short-term investments:
U.S. government and agency obligations	—	38,746	—	38,746
U.S. and foreign corporate debt securities	—	19,601	—	19,601
Foreign governments and multi-national agency obligations	—	1,992	—	1,992
Total short-term investments	—	60,339	—	60,339
Total assets measured at fair value	$6,218	$60,339	$—	$66,557

As of September 30, 2015 and December 31, 2014, there were no liabilities that were measured and recorded at fair value on a recurring basis.

As of September 30, 2015 and December 31, 2014, there were no assets and liabilities that were measured and recorded at fair value on a nonrecurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of our accounts receivable, accounts payable, and accrued and other liabilities approximate fair value due to their short maturities.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Business Acquisition

Acquisition of Detectent

On January 16, 2015, we completed the acquisition of Detectent, Inc. (“Detectent”), a privately held corporation that provides customer intelligence solutions for utilities leveraging its data analytics platform, based in Escondido, California. Detectent’s SaaS, subscription, and software solutions help improve advanced metering infrastructure and utility grid operations, ensure revenue protection, and deliver enhanced customer engagement programs. In accordance with the Agreement and Plan of Merger dated as of January 6, 2015, by and among Silver Spring, Detectent and a wholly-owned subsidiary of Silver Spring, Detectent became our wholly-owned subsidiary. The total consideration was $11.6 million, including $7.6 million of cash paid on the acquisition date and $4.0 million of deferred cash consideration (“contingent payments”) to be paid over a two-year period subject to key employees’ retention (“retention period”). Contingent payments associated with future employment conditions will be recorded as compensation expense over the retention period. During the three and nine months ended September 30, 2015, we recorded $0.5 million and $1.4 million, respectively, in compensation expense in the consolidated statement of operations with a corresponding $1.0 million short term portion recorded in Accrued and other liabilities and $0.4 million long term portion in Other liabilities in the consolidated balance sheets.

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

Cash consideration	$7,616
Less: Fair value of net identifiable assets acquired	(3,164)
Goodwill	$4,452

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

Assets acquired and liabilities assumed as of January 16, 2015 (in thousands):

Cash	$518
Net other tangible liabilities	(26)
Intangible assets subject to amortization:
Developed technology	1,900
Customer relationships	1,500
Non-compete agreements	100
Order backlog	300
Deferred tax liabilities in connection with acquired intangible assets and other fair value adjustments, net	(1,128)
Total fair value of net identifiable assets acquired	$3,164

Certain closing balance sheet items in connection with the acquisition of Detectent were finalized during the three months ended September 30, 2015. As a result, the net other tangible assets acquired increased by $0.2 million, offset by an increase in deferred tax liabilities and other fair value adjustment by $0.1 million. The net impact of $0.1 million of these items was accounted for as measurement period adjustments during the three months ended September 30, 2015 with a corresponding adjustment to goodwill. For

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the nine months ended September 30, 2015, cumulatively, the net other tangible liabilities decreased by $0.5 million, offset by an increase in deferred tax liabilities and other fair value adjustment of $0.2 million, resulting in a net identifiable assets acquired increase of $0.3 million.

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

Deferred tax assets and liabilities resulting from the acquisition of Detectent have been netted, where applicable. Following the Detectent acquisition, Detectent has become part of our U.S. tax group. Accordingly, the deferred tax liability of $1.1 million which was recognized in the purchase price accounting has been netted with our existing deferred tax assets. As a result, there was a $1.1 million reversal of the Company’s valuation allowance which was recorded as a tax benefit during the nine months ended September 30, 2015 financial statements in accordance with ASC 805.

In connection with the acquisition, we incurred $2.0 million of acquisition-related costs that were expensed during the nine months ended September 30, 2015. These costs are included primarily as part of general and administration costs in the consolidated statement of operations. Detectent’s financial results have been included in the condensed consolidated financial statements since the acquisition date. Total Detectent revenue represented approximately 1% of the total consolidated revenue recognized during three and nine months ended September 30, 2015.

Acquisition of Streetlight.Vision

On May 23, 2014, we completed the acquisition of Streetlight.Vision (“SLV”), a company incorporated under the laws of France, which provides street light control and management software, and paid approximately $8.8 million in cash. In accordance with ASC 805, the acquisition of SLV was accounted for under the acquisition method of accounting and we recorded goodwill of $4.7 million at the time of acquisition. Certain closing balance sheet items in connection with the acquisition of SLV were finalized during the first quarter of 2015. As a result, the net assets acquired decreased by $0.1 million which was accounted for as measurement period adjustments with a corresponding adjustment to goodwill during the first quarter of 2015.

7. Goodwill and Intangible Assets

Goodwill:

The following table presents goodwill and changes in the carrying amount of goodwill (in thousands):

	September 30,	December 31,
	2015	2014
Balance, beginning of period	$4,729	$447
Goodwill acquired during the period	4,792	4,685
Goodwill measurement period adjustment	(295)	85
Currency translation adjustment	(381)	(488)
Balance, end of period	$8,845	$4,729

During the nine months ended September 30, 2015, we recorded goodwill of $4.5 million in connection with our acquisition of Detectent. During the year ended December 31, 2014, we recorded goodwill of $4.7 million in connection with our acquisition of SLV. Of the total goodwill, goodwill related to SLV is designated in a currency other than United States Dollars and is adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

	Developed Technology and Order Backlog	Customer Relationships	Trade Name and NonCompete Agreements	Inprocess R&D	Total
Amortization Period	1-5 years	2-7 years	3-6 years	Indefinite
Cost:
Balance at December 31, 2014	$2,396	$2,140	$269	$269	$5,074
Acquired as a part of Detectent acquisition	2,200	1,500	100	—	3,800
Balance at September 30, 2015	$4,596	$3,640	$369	$269	$8,874

Accumulated Amortization:
Balance at December 31, 2014	$1,139	$417	$26	$—	$1,582
Amortization expense	782	413	57	—	1,252
Balance at September 30, 2015	$1,921	$830	$83	$—	$2,834
Intangible assets, net at September 30, 2015	$2,675	$2,810	$286	$269	$6,040
Intangible assets, net at December 31, 2014	$1,257	$1,723	$243	$269	$3,492

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. During the first quarter of 2015, we recorded intangible assets of $3.8 million in connection with our acquisition of Detectent.

The following table illustrates the amortization expense included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$260	$182	$782	$278
Sales and marketing	153	117	447	117
General and administrative	8		23
Total	$421	$299	$1,252	$395

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ended
2015	$421
2016	1,398
2017	1,385
2018	1,144
2019	994
2020 and thereafter	429
$5,771

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Inducement Grants

On July 28, 2015, we entered into an employment offer letter with Michael Bell, our President and Chief Executive Officer (“CEO”), pursuant to which we agreed to grant Mr. Bell a stock option to purchase 250,000 shares of our common stock, RSUs that may be settled for 125,000 shares of our common stock, and performance stock units (“PSUs”) that may be settled for 125,000 shares of our common stock as inducement awards (collectively, the “Inducement Grants”). The stock option has an exercise price equal to the closing market value of our common stock on the date of grant, and will vest twenty-five percent on the one-year anniversary of his first day of employment with the Company, and an additional 1/48th each month thereafter, until such time as the option is fully vested and exercisable. When granted, twenty-five percent of the RSUs will vest on the one-year anniversary of the date of grant, and an additional 1/16th of the RSUs will vest on each quarterly anniversary thereafter, until such time as the RSUs are fully vested. When granted, the PSUs will become eligible to vest based on the attainment of the average closing price of our common stock reaching certain average share price thresholds over a period of 45 consecutive trading days at any time before the three-year anniversary of the grant date. Our Board of Directors approved the Inducement Grants to be made outside of the Company's existing equity compensation plans in reliance upon NYSE Rule 303A.08 and delegated the authority to approve such Inducement Grants to the Compensation Committee. The fair value of shares of our common stock underlying the stock option, RSUs, and PSUs included in the Inducement Grants are determined based upon the fair market value of our common stock at the date of grant.

Performance Stock Awards

In 2015, we granted to our former CEO, CFO and other executive officers PSUs to acquire up to a certain maximum number of shares of our common stock to be earned based on the common stock price reaching certain share price targets over a period of three years, subject to such individual’s continued service to us as a director, officer, employee or consultant. The PSUs will become eligible to vest when the average closing price during the 45 consecutive trading days reaches the share price thresholds specified in such individual’s grant at any time before the 3-year anniversary of the grant date. We determined the value of these PSUs using a Monte-Carlo simulation. The fair value of the PSUs is determined to be $5.7 million which will be recognized over the requisite service period using the accelerated method.

As of September 30, 2015 and December 31, 2014, there were 5.0  million and 4.3 million shares, respectively, of common stock reserved for future grants under our 2012 Plan and 2012 Employee Stock Purchase Plan.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$1,197	$2,770	$5,129	$7,392
Research and development	1,771	3,042	6,783	8,892
Sales and marketing	914	1,783	3,439	5,582
General and administrative	1,971	2,881	6,186	9,604
Stock-based compensation expense	$5,853	$10,476	$21,537	$31,470

Of the total stock-based compensation, we recorded $0.8 million and $2.7 million, respectively as stock-based compensation related to our corporate bonus incentive plan during the three months ended September 30, 2015 and 2014. We recorded $6.1 million and $6.0 million, respectively as stock-based compensation related to our corporate bonus incentive plan during the nine months ended September 30, 2015 and 2014. As of September 30, 2015 and December 31, 2014, stock-based bonuses of $6.1 million and $1.9 million, respectively, were recorded as accrued liabilities in the consolidated balance sheets in connection with our corporate bonus incentive plan.

The following table summarizes our stock option activity and related information for the nine months ended September 30, 2015 (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2014	4,525	$12.38
Options granted	419	8.04
Options exercised	(155)	2.70
Options cancelled or expired	(411)	17.46
Balance at September 30, 2015	4,378	$11.83	5.52	$15,592
As of September 30, 2015:
Options vested and expected to vest	4,339	$11.81	5.50	$15,538
Options exercisable	3,327	$11.51	4.52	$13,499

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015.  This amount is subject to change based on changes to the fair value of our common stock.

The following table summarizes our restricted stock unit activity and related information for the nine months ended September 30, 2015 (in thousands, except per share data):

	Restricted Stock
	Units Outstanding
		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance at December 31, 2014	2,200	$15.06
Restricted stock units granted	2,038	$9.64
Restricted stock units vested	(1,056)	$15.59
Restricted stock units cancelled	(323)	$14.18
Balance at September 30, 2015	2,859	$10.84

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2015, there was $5.9 million and $22.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements related to options and RSUs, and PSUs, respectively, which are expected to be recognized over a weighted-average period of 2.5 and 2.4 years, respectively.

9. Income Taxes

Our provision and benefit for income taxes for the three months ended September 30, 2015 and 2014 reflects an effective tax rate of (26.2%) and 0.4%, respectively.  Our benefit for income taxes for the nine months ended September 30, 2015 and 2014 reflects an effective tax rate of (3.6%) and (0.5%), respectively. Our benefit for income taxes for the three and nine months ended September 30, 2015 consists primarily of a net benefit of $0.1 and $1.1 million, respectively, which was due to the deferred income tax benefits related to the Detectent acquisition. Our provision for income taxes for the three and nine months ended September 30, 2014 consisted primarily of foreign income and withholding taxes.

10. Segment Information

We operate in one reportable segment. Our chief operating decision maker is our CEO, who reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. Revenue by geography is based on the billing address of the customer. The following table presents revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
United States	$53,113	$15,700	$248,049	$71,561
Australia	14,492	8,828	37,204	22,131
All Other	1,900	3,513	5,059	20,185
Total	$69,505	$28,041	$290,312	$113,877

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Component parts	$1,332	$2,843
Finished goods	2,429	3,879
Inventories	$3,761	$6,722

Accrued and other liabilities

Accrued and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued payroll and related expenses	$14,045	$8,912
Accrued operating expenses	3,103	2,548
Warranty obligations, current	7,664	3,838
Sales, property and income taxes	1,012	1,996
Current portion of capital lease obligation	454	1,163
Other deferred revenue	6,794	4,955
Other	1,185	1,009
Accrued and other liabilities	$34,257	$24,421

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Warranty obligations, non-current	$3,263	$3,397
Other deferred revenue	10,652	9,816
Deferred rent long term	994	1,368
Other	941	493
Other liabilities	$15,850	$15,074

Product Warranty

Product warranty obligation is presented as follows on the consolidated balance sheets (in thousands):

	September 30,	December 31,
	2015	2014
Current warranty obligation—classified in accrued and other liabilities	$7,664	$3,838
Non-current warranty obligation—classified in other liabilities	3,263	3,397
	$10,927	$7,235

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product warranty activity was as follows (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Warranty obligation—beginning of period	$7,235	$6,089
Warranty expense for new warranties issued	346	506
Utilization of warranty obligation	(1,624)	(2,101)
Changes in estimates for pre-existing warranties	4,970	2,789
Warranty obligation—end of period	$10,927	$7,283

Accumulated Other Comprehensive Loss (AOCL)

The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

		Unrealized Gains
	Foreign Currency	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2014	$(724)	$(55)	$(779)
Other comprehensive (loss) income before reclassification	(882)	156	(726)
Amounts reclassified from AOCI	—	(39)	(39)
Other comprehensive (loss) income	(882)	117	(765)
Balance as of September 30, 2015	$(1,606)	$62	$(1,544)

12. Restructuring

2014 Restructuring Plan

In September 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus our strategy, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan included a worldwide workforce reduction. As a result, we recorded $1.9 million in severance costs as restructuring charges during the third quarter of 2014. We recorded $0.3 million and $1.6 million in severance and other related costs as restructuring charges during the three and nine months ended September 30, 2015 under the 2014 Restructuring Plan.

In connection with the 2014 Restructuring Plan, we expect to record aggregate future charges up to approximately $0.4 million.  The remaining restructuring costs under the 2014 Restructuring Plan are expected to be incurred in the fourth quarter of 2015.

Accrued liabilities related to restructuring actions during nine months ended September 30, 2015 consisted of the following (in thousands):

	Balance December 31, 2014	Additions	Utilization	Balance September 30, 2015 (1)
Fiscal 2014 Plan
Severance costs	$235	$1,153	$(1,206)	$182
Professional fees	—	458	(458)	—
Total	$235	$1,611	$(1,664)	$182

(1) Included under Accrued and other liabilities in the condensed consolidated balance sheets.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Commitments and contingencies

Operating and Capital Leases

Our primary operating lease commitment as of September 30, 2015, related to our headquarters in Redwood City, California, requires monthly lease payments through April 2016. We recognize rent expense on a straight-line basis over the lease period. Rent expense for all facility leases was $1.4 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively, and $3.9 million and $4.0 million for nine months ended September 30, 2015 and 2014, respectively.

On October 27, 2015, we entered into new lease agreements with CF Tasman SV LLC (the”Landlord”). See Note 14, Subsequent Event, in the Notes to Condensed Consolidated Financial Statements, for more information.

The future minimum commitments under our operating and capital leases were as follows (in thousands):

	September 30, 2015
	Operating Leases	Capital Leases
2015	$1,394	$175
2016	2,962	112
2017	722	—
2018	641	—
2019	548	—
2020 and thereafter	1,435	—
Net minimum lease payments	$7,702	$287
Less amount representing interest		(10)
Present value of net minimum capital lease payments		$277

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

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award, as described below in “Customer Performance and Other Commitments.”  Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  EON filed a notice of cross appeal in January 2015, which it subsequently dropped in June 2015.  We filed our opening appellate brief in March 2015, and EON filed its principal brief in May 2015. We filed our reply brief in July 2015.  The hearing took place in November 2015, but the court has not yet issued a ruling. We expect to receive the ruling in late 2015 or early 2016.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

TransData/OG&E Patent Litigation.  In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company (“OG&E”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company meters with our wireless modules.  We have agreed with General Electric Company to contribute to pay the defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, and a hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013.  In May 2014, General Electric Company filed reexamination requests on the TransData patents at issue with the U.S. Patent and Trademark Office (the “USPTO”).  In August and September 2014, General Electric Company also petitioned the USPTO for inter partes review of each patent.  In October 2014, OG&E filed a motion to stay the litigation pending the reexamination of the patents by the USPTO, which the court denied in January 2015.  In March 2015, the USPTO issued decisions declining to institute the inter partes review.  Additionally, the USPTO has indicated that all claims for which reexamination was requested are allowable without amendment. In August 2015, the court ruled that TransData is limited to alleging infringement by only one type of General Electric Company meter, and that any other General Electric Company meters used by OG&E are, as a matter of law, not infringing.  OG&E filed a motion requesting a final judgment of non-infringement in October 2015.  We believe that OG&E has meritorious defenses to TransData’s allegations, and that OG&E will continue to vigorously defend itself.

TransData/Meter Manufacturer Patent Litigation.  In September 2015, TransData filed separate suits in the Eastern District of Texas against meter manufacturers General Electric Company and GE Energy Management Services, Inc. (“GE”) and Landis+Gyr, Inc. and Landis+Gyr Technoogy, Inc. (“L+G”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including meters with our wireless modules.  GE and L+G have each requested indemnification from us for these claims under the terms of our master agreements with them.  We have not agreed to indemnify GE, and we have not yet responded to L+G’s request.  To our knowledge, no answers have yet been filed by GE or L+G.

Linex Patent Litigation.  In March 2013, Linex Technologies, Inc., a non-producing entity, or Linex, filed suit against us in United States District Court for the Southern District of Florida. Linex alleged that certain of our networking technology infringes United States Patent Nos. 6,493,377 and 7,167,503. We filed an answer in May 2013. In January 2014, the court granted the plaintiff’s request for a stay of the matter, pending reexamination of the patents at issue by the USPTO. In September 2014, Linex amended certain patent claims and canceled certain other patent claims based upon the USPTO’s completed reexaminations, and in October 2014, the court lifted the stay of the matter.  In January 2015, Linex filed an amended complaint to incorporate facts related to the completed reexaminations, and we filed an answer responding to the complaint and raising additional defenses.  In June 2015, the court stayed the action pending the USPTO’s completion of further ex parte reexaminations of the patents at issue, one of which has been completed.  We believe that we have meritorious defenses to Linex’s allegations and intend to continue vigorously defending against the action.

JSDQ Mesh Technologies Patent Litigation.  In September 2015, JSDQ Mesh Technologies LLC, a non-producing entity, filed suit against us and our customer, Pepco Holdings, Inc., in United States District Court for the District of Delaware. The complaint alleges infringement of United States Patent Nos. 7,286,828, RE43675 and RE44607 by certain networking technology that we provide.  We have agreed to indemnify, assume control of the defense and resolve the claim against Pepco Holdings.  We and Pepco Holdings waived service of the complaint, and our answer is due in November 2015.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2015 and December 31, 2014, we had a total of $21.0 million, including $13.0 million related to the EON patent litigation mentioned above, and $17.0 million, respectively, of standby letters of credit issued under the credit facility with a financial institution, of which $4.4 million (AUD$6.1 million) and $0.5 million (AUD$0.6 million), respectively, were denominated in Australian dollars. In accordance with the terms of our credit facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the credit facility.

As of September 30, 2015, we had a $20.3 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

14. Subsequent Event

On October 27, 2015, we entered into two substantially similar lease agreements with the Landlord pursuant to which we will lease an aggregate of approximately 191,800 square feet of space (the “Premises”), located in the buildings at 210 West Tasman Drive and 230 West Tasman Drive, San Jose, California 95134.  We intend to use the Premises as our new worldwide corporate headquarters.

The initial lease term shall be for 10 years and 6 months, and commence upon the earlier of April 1, 2016 or the date that we first conduct business in any portion of the Premises (the “Initial Lease Term”).  We have the option to extend the Initial Lease Term for up to two consecutive terms, each for an additional five year period.

The Landlord will deliver possession of approximately 143,900 square feet of the Premises on January 1, 2016, and the remaining approximately 47,900 square feet on January 1, 2017.  The base annual rent will range from $3.9 million to $7.5 million during the Initial Lease Term, for an aggregate base rent obligation of $60.8 million.  We are also responsible for certain other costs under the lease agreements, including certain tenant improvement costs, operating expenses, taxes, assessments, insurance, and utilities, net of an allowance for tenant improvements by the Landlord.

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

Organizational Restructuring

During September 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus our strategy, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan included a worldwide workforce reduction. As a result, we recorded $1.8 million in severance costs during the year ended December 31, 2014, and $0.3 million and $1.6 million in severance and other related costs as restructuring charges in the three and nine months ended September 30, 2015, respectively, in the consolidated statement of operations. In connection with the 2014 Restructuring Plan, we expect to record aggregate future charges up to approximately $0.4 million.

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

Recurring non-GAAP Revenue per Endpoint

Recurring non-GAAP revenue per endpoint represents a trailing twelve months (“TTM”) recurring non-GAAP revenue divided by cumulative home and business endpoints shipped from inception to date. Recurring non-GAAP revenue per endpoint for the TTM as of September 30, 2015 and 2014 was $2.23 and $2.16, respectively. The increase in recurring non-GAAP revenue per endpoint from September 30, 2014 to September 30, 2015 is due to incremental monthly fee revenue as customers’ ramp up deployments of our managed services and SaaS solutions. Recurring non-GAAP revenue per endpoint represents the amount of incremental revenue we have derived from our growing footprint of networked homes and business.  We intend to continue to broaden the scope of our available solutions and services, which should have the effect of increasing the amount of recurring non-GAAP revenue per endpoint over time.

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

Non-GAAP New Solutions Revenue

New solutions revenue includes revenues derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink Sensor Network. New solutions revenue represents incremental opportunities to deliver benefits into our customers’ deployed network or in some cases new stand-alone opportunities to deliver our new solutions. Non-GAAP new solutions revenue is calculated as total non-GAAP revenue minus non-GAAP revenue related to our advance metering solutions. We reconcile new solutions revenue to non-GAAP new solutions revenue by adding new solutions revenue to the change in deferred new solutions revenue in a given period.

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

The non-GAAP financial measures set forth below for the three and nine months ended September 30, 2015 and 2014 have been derived from our unaudited financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited, in thousands, except for percentages)		(unaudited, in thousands, except for percentages)
Non-GAAP revenue, net (1)	$74,697	$70,888	$206,936	$206,342
Recurring non-GAAP revenue (TTM) (2)	$49,723	$42,675	$49,723	$42,675
Recurring non-GAAP revenue per endpoint (2)	$2.23	$2.16	$2.23	$2.16
Cost of non-GAAP revenue (3)	$41,759	$49,030	$119,626	$142,350
Gross profit on non-GAAP revenue (4)	$32,938	$21,858	$87,310	$63,992
Gross margin on non-GAAP revenue (4)	44%	31%	42%	31%
Non-GAAP new solutions revenue, net (5)	$10,962	$9,643	$39,233	$30,929
Adjusted EBITDA (6)	$6,827	$(5,682)	$5,209	$(21,138)

(1)	The following table reconciles revenue to non-GAAP revenue, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited, in thousands)		(unaudited, in thousands)
Revenue, net	$69,505	$28,041	$290,312	$113,877
Change in deferred revenue, net of foreign currency translation	5,192	42,847	(83,376)	92,465
Non-GAAP revenue, net	$74,697	$70,888	$206,936	$206,342

(2)	The following table reconciles recurring GAAP revenue to recurring non-GAAP revenue and recurring GAAP revenue per endpoint to recurring non-GAAP revenue per endpoint:

	September 30,
	2015	2014	Change
	(unaudited, in thousands, except per endpoint)
Recurring GAAP revenue (TTM) (a)	$45,374	$32,987	$12,387
Changes in deferred revenue, net of foreign currency translations	4,349	9,688	(5,339)
Recurring non-GAAP revenue (TTM) (a)	$49,723	$42,675	$7,048

Cumulative network endpoints delivered	22,321	19,714	2,607
Recurring GAAP revenue per endpoint shipped (a)	$2.03	$1.67	$0.36
Recurring non-GAAP revenue per endpoint shipped (a)	$2.23	$2.16	$0.07

(a)

Certain amounts have been reclassified in 2014 from professional services to managed services and SaaS related to product support which is recurring in nature to conform to current period presentation.

(3)	The following table reconciles cost of revenue to cost of non-GAAP revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited, in thousands)		(unaudited, in thousands)
Cost of revenue	$36,518	$26,738	$165,914	$87,718
Change in deferred cost of revenue, net of foreign currency translation	6,712	25,244	(40,292)	62,302
Less: Stock-based compensation included in cost of revenue	(1,197)	(2,770)	(5,129)	(7,392)
Less: Amortization of intangibles included in cost of revenue	(260)	(182)	(782)	(278)
Less: Acquisition-related charges	(14)	—	(85)	—
Cost of non-GAAP revenue	$41,759	$49,030	$119,626	$142,350

(4)	The following table reconciles gross profit to gross profit on non-GAAP revenue, and gross margin to gross margin on non-GAAP revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited, in thousands)		(unaudited, in thousands)
Gross profit	$32,987	$1,303	$124,398	$26,159
Change in deferred revenue, net of foreign currency translation	5,192	42,847	(83,376)	92,465
Change in deferred cost of revenue, net of foreign currency translation	(6,712)	(25,244)	40,292	(62,302)
Amortization of intangibles included in cost of revenue	260	182	782	278
Stock-based compensation included in cost of revenue	1,197	2,770	5,129	7,392
Acquisition-related charges	14	—	85	—
Gross profit on non-GAAP revenue	$32,938	$21,858	$87,310	$63,992
Gross margin on GAAP revenue	47%	5%	43%	23%
Gross margin on non-GAAP revenue	44%	31%	42%	31%

(5)	The following table reconciles new solutions revenue to non-GAAP new solutions revenue, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited, in thousands)		(unaudited, in thousands)
New solutions revenue, net	$9,356	$6,624	$50,391	$18,827
Change in deferred revenue, net of foreign currency translation	1,606	3,019	(11,158)	12,102
New solutions non-GAAP revenue, net	$10,962	$9,643	$39,233	$30,929

(6)	The following table reconciles net (loss) income to adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited, in thousands)		(unaudited, in thousands)
Net (loss) income	$(622)	$(37,273)	$18,108	$(89,671)
Change in deferred revenue, net of foreign currency translation	5,192	42,847	(83,376)	92,465
Change in deferred cost of revenue, net of foreign currency translation	(6,712)	(25,244)	40,292	(62,302)
Other expense (income), net	99	(7)	(263)	(55)
Provision (benefit) for income taxes	129	(140)	(637)	463
Depreciation and amortization	1,990	1,771	5,892	4,704
Stock-based compensation	5,853	10,476	21,537	31,470
Legal settlements	—	—	—	(100)
Acquisition-related charges	559	—	2,045	—
Restructuring	339	1,888	1,611	1,888
Adjusted EBITDA	$6,827	$(5,682)	$5,209	$(21,138)

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

As a result of the above change in assessment of the impact of customer-specific acceptance criteria, revenue and cost of revenue recognized during the three months ended September 30, 2015 in the Condensed Statements of Operations included revenue of $2.0 million which otherwise would have been deferred before the change in assessment, and excluded cost of revenue of $3.3 million, which otherwise would have been recognized in the period before the change in such assessment. This resulted in a $5.3 million decrease in net loss and a $0.11 decrease to basic net loss per share during the three months ended September 30, 2015.

During the nine months ended September 30, 2015, revenue and cost of revenue recognized in the condensed statements of operations as a result of the above change in assessment included revenue of $131.9 million and cost of revenue of $54.0 million, which otherwise would have been deferred before the change in such assessment. This resulted in a $77.9 million increase in net income, $1.56 increase to basic net income per share, and a $1.52 increase to diluted net income per share during the nine months ended September 30, 2015.

Receipt of acceptance from these customers is no longer considered necessary as (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria were met.

Financial Overview

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. For the nine months ended September 30, 2015 and 2014, product revenue represented 72% and 61%, respectively, and service revenue represented 28% and 39%, respectively, of our total revenue. For the nine months ended September 30, 2015 and 2014, we shipped 2.1 million and 1.5 million endpoints, respectively.  We have shipped 22.3 million cumulative endpoints since inception.

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

Our service revenue includes fees for managed services and SaaS, and professional services. For the nine months ended September 30, 2015 and 2014, revenue from managed services and SaaS, represented 12% and 22%, respectively, and professional services represented 16% and 17%, respectively, of our total revenue.

For the nine months ended September 30, 2015 and 2014, our advanced metering solutions represented 83% and 83%, respectively, and our new solutions represented 17% and 17%, respectively, of our total revenue. Advanced metering solutions revenue includes hardware and software products along with services primarily related to deployment of the network canopy through our access points and the shipment of our communications modules which are integrated into third-party meters for deployment to homes and businesses supported by our customer base. New solutions revenue includes revenues derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink Sensor Network. New solutions revenue represents incremental opportunities to deliver benefits into our customers’ deployed network or in some cases new stand-alone opportunities to deliver our new solutions.

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments of our advanced metering solution. In the nine months ended September 30, 2015, the deployments for Commonwealth Edison Company, Virginia Electric and Power Company, Florida Power & Light (“FPL”), and CHED represented 44%, 11%, 11% and 10% of our revenue, respectively. In the nine months ended September 30, 2014, the deployments for Progress Energy, Oklahoma Gas and Electric (“OG&E”), and Singapore Power Assets Ltd, and represented 20%, 13%, and 13% of our revenue, respectively.

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

For the nine months ended September 30, 2015 and 2014, non-GAAP product revenue represented 66% and 70%, respectively, and non-GAAP service revenue represented 34% and 30%, respectively, of our total non-GAAP revenue. For the nine months ended September 30, 2015 and 2014, non-GAAP revenue from our advanced metering solutions represented 81% and 85%, respectively, of total revenue, and our non-GAAP revenue from new solutions represented 19% and 15%, respectively, of our total revenue. Non-GAAP revenue from international customers represented 15% and 11%, of total revenue in the nine months ended September 30, 2015 and 2014, respectively.

To date, a substantial portion of our non-GAAP revenue is attributable to a limited number of customer deployments of our advanced metering solution. In the nine months ended September 30, 2015, the deployments for Commonwealth Edison Company, CPS Energy (“CPS”), and FPL represented 35%, 11%, and 10% of total non-GAAP revenue, respectively. In the nine months ended September 30, 2014, the deployments for Baltimore Gas and Electric Company and Commonwealth Edison Company represented 16% and 17% of our non-GAAP revenue, respectively.

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

Recurring GAAP Revenue per Endpoint

Recurring GAAP revenue per cumulative endpoint for the TTM ended September 30, 2015 and 2014 was $2.03 and $1.67, respectively. The increase is due to higher revenue recognized during the nine months ended September 30, 2015 as compared to prior period due to change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements. Recurring GAAP revenue is our GAAP revenue from our managed services and SaaS offering, as well as customer support and other service offerings. Managed services and SaaS revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees.

Recurring non-GAAP Revenue per Endpoint

Recurring non-GAAP revenue per endpoint for the TTM as of September 30, 2015 and 2014 was $2.23 and $2.16, respectively. Recurring non-GAAP revenue per endpoint represents TTM recurring non-GAAP revenue divided by cumulative home and business endpoints shipped from inception to date. Recurring non-GAAP revenue is our non-GAAP revenue from our managed services and SaaS, as well as customer support and other service offerings. Non-GAAP managed services and SaaS revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We reconcile recurring GAAP revenue to recurring non-GAAP revenue by adding revenue due to the change in deferred revenue in a given period. Changes in recurring managed services and SaaS deferred revenue are primarily driven by the timing of customer acceptances and recognition of revenue subject to contingency provisions. We do have other sources of revenue that are recurring in nature in both our product and services solutions, but we believe our non-GAAP managed services and SaaS, as well as customer support and other service revenue, best represents our overall recurring non-GAAP revenue. The increase in recurring non-GAAP revenue per endpoint from September 30, 2014 to September 30, 2015 is due to incremental monthly fee revenue as customers’ ramp up deployments of our managed services and SaaS solutions. Recurring non-GAAP revenue per endpoint represents the amount of incremental revenue we have derived from our growing footprint of networked homes and business. We intend to continue to broaden the scope of our available solutions and services, which should have the effect of increasing the amount of recurring non-GAAP revenue per endpoint over time.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as amortization of acquired intangibles and restructuring charges. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount was 645 as of September 30, 2015.

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

Restructuring

During September 2014, we initiated the 2014 Restructuring Plan to refocus our strategy, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan included a worldwide workforce reduction. See Note 12 Restructuring in the Notes to Condensed Consolidated Financial Statements.

Results of Operations and Key Non-GAAP Financial Measures

The following table sets forth our condensed consolidated results of operations for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited, in thousands)		(unaudited, in thousands)
Revenue, net	$69,505	$28,041	$290,312	$113,877
Cost of revenue	36,518	26,738	165,914	87,718
Gross profit	32,987	1,303	124,398	26,159
Operating expenses:
Research and development	15,837	16,986	47,581	52,053
Sales and marketing	7,900	10,248	26,109	28,325
General and administrative	9,305	9,601	31,889	33,156
Restructuring	339	1,888	1,611	1,888
Total operating expenses	33,381	38,723	107,190	115,422
Operating (loss) income	(394)	(37,420)	17,208	(89,263)
Other (expense) income, net:	(99)	7	263	55
(Loss) Income before income taxes	(493)	(37,413)	17,471	(89,208)
Provision (benefit) for income taxes	129	(140)	(637)	463
Net (loss) income	$(622)	$(37,273)	$18,108	$(89,671)

Revenue, net

The following table sets forth our revenue for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Product Revenue:
Revenue	$50,093	$16,321	$33,772	$209,839	$69,299	$140,540
Percentage of total revenue	72%	58%		72%	61%
Service Revenue:
Revenue	$19,412	$11,720	$7,692	80,473	44,578	35,895
Percentage of total revenue	28%	42%		28%	39%
Revenue, net	$69,505	$28,041	$41,464	$290,312	$113,877	$176,435

Revenue from our advanced metering solution and new solutions represented 87% and 13%, respectively, of our total revenue for the three months ended September 30, 2015. Of the $69.5 million total revenue recognized in the three months ended September 30, 2015, 3%, or $2.0 million, was due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements. The remaining $67.5 million of revenue was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to the third quarter of 2015.

Revenue from our advanced metering solution and new solutions represented 76% and 24%, respectively, of our total revenue for the three months ended September 30, 2014. Of the $28.0 million total revenue recognized in the three months ended September 30, 2014, 100%, or $28.0 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to the third quarter of 2014.

Revenue from our advanced metering solution and new solutions represented 83% and 17%, respectively, of our total revenue for the nine months ended September 30, 2015. Of the $290.3 million total revenue recognized in the nine months ended September 30, 2015, 45%, or $131.9 million, was due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements. Of the remaining $158.4 million of revenue, $11.7 million or 4% was due to the receipt of customer acceptance of an initial phase of deployment of our networking platform and solutions, and $146.7 million or 51% was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015.

Revenue from our advanced metering solution and new solutions represented 83% and 17%, respectively, of our total revenue for the nine months ended September 30, 2014. Of the $113.9 million total revenue recognized in the nine months ended September 30, 2014, 83%, or $94.4 million, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2014, and 17%, or $19.5 million, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2014.

Product Revenue. Of the $33.8 million increase in product revenue for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, $33.1 million was primarily due to the receipt of customer acceptances, and the remaining $0.7 million resulting from the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements.

The $140.5 million increase in product revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to an increase of product revenue of $102.1 million resulting from the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements. The remaining $38.4 million of revenue was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015.

Service Revenue. The $7.7 million increase in service revenue for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due $6.3 million related to performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to the third quarter of 2015, and the remaining was due to an increase of $1.4 million resulting from the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements.

The $35.9 million increase in service revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, $26.8 million was primarily due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements. The remaining $9.1 million was primarily due to the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015.

Revenue from product, managed services and SaaS, and professional services represented 72%, 16%, and 12%, respectively, of our total revenue for the three months ended September 30, 2015, and 58%, 27% and 15%, respectively, of our total revenue for the three months ended September 30, 2014.

Revenue from product, managed services and SaaS, and professional services represented 72%, 12%, and 16%, respectively, of our total revenue for the nine months ended September 30, 2015, and 61%, 21% and 18%, respectively, of our total revenue for the nine months ended September 30, 2014.

We anticipate revenue to fluctuate from period to period throughout 2015 and beyond primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Non-GAAP Revenue

The following table sets forth our non-GAAP revenue for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Revenue, net	$69,505	$28,041	$41,464	$290,312	$113,877	$176,435
Change in deferred revenue, net of foreign currency translation	5,192	42,847	(37,655)	(83,376)	92,465	(175,841)
Non-GAAP revenue, net	$74,697	$70,888	$3,809	$206,936	$206,342	$594

For the three months ended September 30, 2015, non-GAAP revenue from product and service represented 69% and 31%, respectively, and for the three months ended September 30, 2014, non-GAAP revenue from product and service represented 70% and 30%, respectively, of our total non-GAAP revenue. The $3.8 million increase in non-GAAP revenue for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to increased software revenue and an increase in services driven by growth from our managed services and SaaS business partially attributable to the acquisition of Detectent.

Non-GAAP revenue from our advance metering solutions and new solutions represented 85% and 15%, respectively, of our total non-GAAP revenue for the three months ended September 30, 2015, and 86% and 14%, respectively, of our total non-GAAP revenue for the three months ended September 30, 2014.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 69%, 17%, and 14%, respectively, of our total non-GAAP revenue for the three months ended September 30, 2015, and 70%, 16% and 14%, respectively, of our total non-GAAP revenue for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, non-GAAP revenue from product and service represented 66% and 34%, respectively, and for the nine months ended September 30, 2014, non-GAAP revenue from product and service represented 70% and 30%, respectively, of our total non-GAAP revenue. The $0.6 million increase in non-GAAP revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to a decrease in product revenue related to lower third-party content and product mix, partially offset by an increase in software revenue from sales to a new international customer and revenue from our street light solution. The increase in services was driven by growth from our managed services and SaaS business partially attributable to the acquisition of Detectent.

Non-GAAP revenue from our advanced metering solutions and new solutions represented 81% and 19%, respectively, of our total non-GAAP revenue for the nine months ended September 30, 2015, and 85% and 15%, respectively, of our total non-GAAP revenue for the nine months ended September 30, 2014.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 66%, 19% and 15%, respectively, of our total non-GAAP revenue for the nine months ended September 30, 2015, and 70%, 16% and 14%, respectively, of our total non-GAAP revenue for the nine months ended September 30, 2014.

We anticipate that non-GAAP revenue will fluctuate period to period throughout 2015, and may be at similar levels year-over-year.

Cost of Revenue and Gross Profit

The following table sets forth our cost of revenue and gross profit for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Product cost of revenue	$21,377	$10,791	$10,586	$118,527	$42,120	$76,407
Service cost of revenue	15,141	15,947	(806)	47,387	45,598	1,789
Cost of revenue	$36,518	$26,738	$9,780	$165,914	$87,718	$78,196

Product gross profit	$28,716	$5,530	$23,186	$91,312	$27,179	$64,133
Service gross profit	4,271	(4,227)	8,498	33,086	(1,020)	34,106
Gross profit	$32,987	$1,303	$31,684	$124,398	$26,159	$98,239
Gross margin on GAAP revenue	47%	5%		43%	23%

Product Cost of Revenue. The increase of $10.6 million in product cost of revenue for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to $1.3 million increase from the receipt of customer acceptance in 2015 of an initial phase of deployment of our networking platform and solution, and $6.5 million increase from the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions for which acceptance of initial phases of deployment was achieved prior to the third quarter of 2015. Out of the remaining $2.8 million, $2.0 million was due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements.

The increase of $76.4 million in product cost of revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, $42.8 million was due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statement.  Of the remaining increase of $33.6 million, $24.4 million was due to the receipt of customer acceptance in 2015 of an initial phase of deployment of our networking platform and solution with the remainder of the increase due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015.

Service Cost of Revenue. The $0.8 million decrease in service cost of revenue for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to a decrease in stock-based compensation expense and a decrease in professional services driven by lower installation costs.

The $1.8 million increase in service cost of revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to an increase in managed services and SaaS costs driven by incremental non-GAAP revenue partially offset by lower installation cost and stock-based compensation expense.

Product Gross Margin. Product gross margin as a percentage of product revenue increased during the three and nine months ended September 30, 2015 compared to the same period in 2014, primarily due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statement and incremental software revenue recognized.

Service Gross Margin. Servicers gross margin as a percentage of services net revenues increased during the three and nine months ended September 30, 2015 compared to the same period in 2014, primarily due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statement and due to the timing of when services costs are incurred as described under “Financial Overview – Cost of Revenue and Gross Profit” above.

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

Cost of Non-GAAP Revenue and Gross Profit on Non-GAAP Revenue

The following table sets forth our cost of non-GAAP revenue for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Cost of revenue	$36,518	$26,738	$9,780	$165,914	$87,718	$78,196
Change in deferred cost of revenue, net of foreign currency translation	6,712	25,244	(18,532)	(40,292)	62,302	(102,594)
Less: Stock-based compensation included in cost of revenue	(1,197)	(2,770)	1,573	(5,129)	(7,392)	2,263
Less: Amortization of intangibles included in cost of revenue	(260)	(182)	(78)	(782)	(278)	(504)
Less: Acquisition-related charges	(14)	—	(14)	(85)	—	(85)
Cost of non-GAAP revenue	$41,759	$49,030	$(7,271)	$119,626	$142,350	$(22,724)

Cost of non-GAAP revenue decreased by $7.3 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to a decrease of $7.4 million in product cost of non-GAAP revenue, which was primarily due to manufacturing efficiencies, improved product mix and a decrease in third-party volume.

Cost of non-GAAP revenue decreased by $22.7 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to a decrease of $25.8 million in product cost of non-GAAP revenue, primarily due to manufacturing efficiencies, improved product mix and decrease in third-party volume, partially offset by a $3.1 million increase in service costs.

The following table sets forth our reconciliation of gross profit to gross profit on non-GAAP revenue for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Gross profit	$32,987	$1,303	$31,684	$124,398	$26,159	$98,239
Change in deferred revenue, net of foreign currency translation	5,192	42,847	(37,655)	(83,376)	92,465	(175,841)
Change in deferred cost revenue, net of foreign currency translation	(6,712)	(25,244)	18,532	40,292	(62,302)	102,594
Stock-based compensation included in cost of revenue	1,197	2,770	(1,573)	5,129	7,392	(2,263)
Acquisition-related charges	14	—	14	85	—	85
Amortization of intangibles included in cost of revenue	260	182	78	782	278	504
Gross profit on non-GAAP revenue	$32,938	$21,858	$11,080	$87,310	$63,992	$23,318
Gross margin on non-GAAP revenue	44%	31%		42%	31%

Gross profit and gross margin on non-GAAP revenue increased during the three and nine months ended September 30, 2015, compared to the same period in 2014 primarily due to higher volume, manufacturing efficiencies, improved product mix and a decrease in third-party volume.

We expect gross margin on non-GAAP revenue to fluctuate from period to period throughout 2015 and to increase for 2015 as compared to 2014.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Research and development	$15,837	$16,986	$(1,149)	$47,581	$52,053	$(4,472)
Sales and marketing	7,900	10,248	(2,348)	26,109	28,325	(2,216)
General and administrative	9,305	9,601	(296)	31,889	33,156	(1,267)
Restructuring	339	1,888	(1,549)	1,611	1,888	(277)
Operating expenses	$33,381	$38,723	$(5,342)	$107,190	$115,422	$(8,232)

Operating expenses consist primarily of employee compensation, including salaries, commissions, bonuses, and benefits, and stock-based compensation, which fluctuate from period to period. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate continued spending in future periods in order to execute our long-term business plan. Facilities and information technology (“IT”) costs are allocated to each department based on usage and headcount.

Research and Development.  We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities. Research and development expense decreased by $1.1 million or 7% and $4.5 million or 9%, respectively, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014.  These decreases are primarily due to lower employee compensation due to decrease in average headcount as a result of restructuring actions in the third quarter of 2014 and lower stock-based compensation expense primarily due to  decrease in the grant date fair value of awards granted in 2015 as a result of lower exercise prices. This decrease was offset by an increase in the third party engineering spending.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products.

Sales and Marketing.  We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Sales and marketing expense decreased $2.3 million or 23% and $2.2 million or 8%, respectively, for the three and nine months ended September 30, 2015 as compared to the same periods in 2014. The decrease in three months ended September 30, 2015 is due to a decrease in employee compensation attributed to decrease in average headcount as a result of restructuring actions in the third quarter of 2014 and lower commissions, and decrease in stock-based compensation, primarily due to decrease in the grant date fair value of awards granted in 2015 as a result of lower exercise prices. The decrease in nine months ended September 30, 2015 is primarily due to a decrease in stock-based compensation.  The decrease in stock-based compensation is primarily due to higher expenses in the first nine months of 2014 due to equity awards becoming fully vested in the third quarter of 2014, equity awards cancelled as a result of restructuring actions in the third quarter of 2014 and lower grant date fair value of awards granted in 2015 as a result of lower exercise prices.

General and Administrative.  General and administrative expense decreased by $0.3 million or 3% and $1.3 million or 4%, respectively, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decrease in three months ended September 30, 2015 is due to a decrease in stock-based compensation. The decrease in nine months ended September 30, 2015 is driven by a decrease in legal fees and stock-based compensation. The decrease in stock-based compensation is attributed to equity awards cancelled as a result of restructuring actions in the third quarter of 2014 and lower grant date fair value of awards granted in 2015. This decrease was partially offset by an increase in auditing, tax and other consulting fees and acquisition related costs.

Restructuring. Restructuring expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 decreased by $1.6 million primarily due to the timing of the 2014 Restructuring Plan, as it began in September 2014, and a majority of the plan expense was incurred through the first half of 2015.

Restructuring expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 decreased by $0.3 million is primarily due to the timing of the 2014 Restructuring Plan, as it started in September 2014 and majority of the plan expense have incurred through the first half of 2015.

Operating (Loss) Income

The following table sets forth our operating loss for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Operating (loss) income	$(394)	$(37,420)	$37,026	$17,208	$(89,263)	$106,471

The $37.0 million decrease in operating loss for the three months ended September 30, 2015 as compared to the operating loss for the three months ended September 30, 2014 was primarily due to an increase in gross profit of $31.7 million in gross profit, coupled by a decrease of $5.3 million in operating expenses.

The $106.5 million increase in operating income for the nine months ended September 30, 2015 as compared to the operating loss for the nine months ended September 30, 2014 was primarily due to an increase in gross profit due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Note 2, Significant Accounting Policies and Estimates, in the Notes to Condensed Consolidated Financial Statements, and the decrease of $8.2 million in operating expenses.

Other (Expense) Income, Net

The following table sets forth our other (expense) income, net, for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
	(unaudited, in thousands)			(unaudited, in thousands)
Other (expense) income, net	$(99)	$7	$(106)	$263	$55	$208
Other (expense) income, net	$(99)	$7	$(106)	$263	$55	$208

Other (expense) income, net, consists primarily of interest income on cash balances, foreign currency-related gains and losses and interest expense on capital leases. We have historically invested our cash in money market accounts and fixed income securities.

Other (expense) income, net, decreased for the three months ended September 30, 2015 primarily due to $0.2 million foreign currency loss, and offset by increase in interest income of $0.1 million.

Other income, net, increased for the nine months ended September 30, 2015 primarily due to increase in interest income of $0.1 million and decrease in interest expense of $0.1 million.

Provision (Benefit) for Income Taxes

For the three months ended September 30, 2015 and 2014, we recorded a provision for income taxes of $0.1 million and a benefit for income taxes of approximately $0.1 million, respectively. Our benefit for income taxes for the three months ended September 30, 2015 reflects an effective tax rate of (26.2%). Our provision for income taxes for the three months ended September 30, 2014 reflects an effective tax rate of 0.4%.  The effective tax rate for the three months ended September 30, 2015, reflects our recognition of discrete tax benefit of approximately $0.1 million due to release of our valuation allowance attributable to the Detectent acquisition adjustment in the period, and foreign return to provision adjustments. In connection with the acquisition of Detectent, we recorded deferred tax liabilities of $0.1 million, which were netted against our existing deferred tax assets. As a result we released valuation allowance of $0.1 million in the third quarter of 2015. Our provision for income taxes for the three months ended September 30, 2014 consisted primarily of foreign income and withholding taxes.

For the nine months ended September 30, 2015 and 2014, we recorded a benefit for income taxes of $0.6 million and a provision for income taxes of $0.5 million, respectively. Our benefit for income taxes for the nine months ended September 30, 2015 reflects an effective tax rate of (3.6%). Our provision for income taxes for the nine months ended September 30, 2014 reflects an effective tax rate of (0.5%).  The effective tax rate for the nine months ended September 30, 2015, reflects our recognition of discrete tax benefit of approximately $1.1 million due to release of our valuation allowance attributable to the Detectent acquisition in the period.

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

Liquidity and Capital Resources

As of September 30, 2015, we had $63.5 million in cash and cash equivalents and $58.5 million in short-term investments. Our investment portfolio consists of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations at least through the next 12 months.

We expect that operating expenses will constitute a material use of our cash balances. In the near term, we intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate increased spending in future periods in order to execute our long-term business plan. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. Our cash flows from operating activities have fluctuated since our inception, and we expect cash flows to fluctuate from period to period in 2015 and beyond. We believe that our available cash balances and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of customer wins and related billings and the expansion of our production capacity, as well as sales and marketing activities, timing and extent of spending on research and development efforts and the continuing market acceptance of our networking platform and solutions.

We have available a line of credit with Silicon Valley Bank, which provides for advances and the issuance of letters of credit of up to $50 million. As of September 30, 2015 there were no borrowings outstanding under the credit agreement; however, this line of credit is backing $21.0 million of letters of credit, leaving $29.0 million of available capacity for cash borrowings or additional letters of credit, subject to compliance with financial covenants and other customary conditions to borrowings. As of September 30, 2015, we were in compliance with the financial covenants in the credit agreement.   The line of credit expires on November 15, 2015, and we are in the process of renewing the credit agreement with the lender; however, there can be no assurance we will be able to extend or renew this arrangement before its expiration, or at all.  See Part II. Item 1A Risk Factors below.

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

Capital Expenditures

Our capital expenditures were $3.5 million and $4.2 million in the nine months ended September 30, 2015 and 2014, respectively. These expenditures were primarily to support increased network operations, hosting data centers, and corporate infrastructure. In 2015 and beyond, we expect to use a portion of our cash for capital expenditures to increase our services and infrastructure, including servers and equipment related to managed services and SaaS and information systems, to support increased demand for our services and for equipment and related infrastructure.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2015	2014	Change
	(unaudited, in thousands)
Net cash provided by (used in) operating activities	$13,430	$(22,389)	$35,819
Net cash used in investing activities	(8,801)	(10,384)	1,583
Net cash (used in) provided by financing activities	(1,307)	291	(1,598)

Cash Flows from Operating Activities

Cash flows provided by operating activities totaled $13.4 million during the nine months ended September 30, 2015, primarily as a result of a net income of $18.1 million, including non-cash stock-based compensation of $21.5 million, and depreciation and amortization of $5.9 million, which was offset by net changes in our operating assets and liabilities of $31.5 million.

Cash flows used in operating activities totaled $22.4 million during the nine months ended September 30, 2014, primarily as a result of a net loss of $89.7 million, which was partially offset by non-cash stock-based compensation of $31.5 million, and depreciation and amortization of $4.7 million and increases in cash from net changes in our operating assets and liabilities of $29.7 million.

Cash Flows from Investing Activities

Cash flows used in investing activities totaled $8.8 million during the nine months ended September 30, 2015, primarily as a result of $7.1 million net cash payment for the Detectent acquisition, $20.7 million cash received from sales and maturities of available-for-sale investments, which was offset by $18.9 million in purchases of available-for-sale investments, and $3.5 million in purchases of property and equipment.

Cash flows used in investing activities totaled $10.4 million during the nine months ended September 30, 2014, primarily as a result of $8.8 million net cash payment for the Streetlight.Vision acquisition, $49.2 million in proceeds from sales and maturities of available-for-sale investments, which was offset by $46.6 million in purchases of available-for-sale investments, and $4.2 million in purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $1.3 million during the nine months ended September 30, 2015 primarily as a result of $4.0 million in taxes paid related to net share settlement of equity awards and payments on capital leases of $1.0 million, which was partially offset by $3.7 million proceeds from issuance of common stock, net of repurchases.

Cash provided by financing activities totaled $0.3 million during the nine months ended September 30, 2014 as a result of $5.4 million in taxes paid related to the net share settlement of equity awards and payments on capital leases of $1.1 million, which was offset by $6.8 million in proceeds from issuance of common stock, net of repurchases.

Concentration of Credit Risk

We typically extend credit to our customers and meter manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of September 30, 2015, Commonwealth Edison Company and CPS accounted for 42% and 10%, respectively, of our accounts receivable. As of December 31, 2014, Commonwealth Edison Company, Virginia Electric and Power Company, and CPS accounted for 19%, 13% and 11%, respectively, of our accounts receivable.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third parties as required for certain transactions initiated either by us or our subsidiaries. As of September 30, 2015, our financial guarantees that were not recorded on our balance sheet consisted of $21.0 million of standby letters of credit and $37.9 million of surety bonds related to performance guarantees, facility leases, and workers compensation insurance.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

	Payments Due by Period
		Less than 1	1—3	3—5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations (1)	$7,702	$4,054	$1,553	$945	$1,150
Capital lease obligations	287	287	—	—	—
Purchase commitments (2)	15,764	15,764	—	—	—
Total	$23,753	$20,105	$1,553	$945	$1,150

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.
(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude agreements that are cancelable without penalty.

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

During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of

Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, except related to revenue recognition as described under Item 1 of Part 1, Note 2, Significant Accounting Policies and Estimates, of this Quarterly Report on Form 10-Q.

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

The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of September 30, 2015, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(in thousands)	-100 BPS	-50 BPS	Fair Value September 30, 2015	+50 BPS	+100 BPS
Total fixed income securities	$77,419	$77,272	$76,900	$76,512	$76,124

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars and the interest expense is based on the bank’s prime interest rate plus an additional margin. As of September 30, 2015, we had not drawn on this credit facility. Our capital leases do not change based on changes in market interest rates.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars and Brazilian real. Consequently, we are subject to foreign currency exchange risk on our customer billings denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the three and nine months ended September 30, 2015 and 2014.

Item 4.	Controls and Procedures.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award.  Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  EON filed a notice of cross appeal in January 2015, which it subsequently dropped in June 2015.  We filed our opening appellate brief in March 2015, and EON filed its principal brief in May 2015. We filed our reply brief in July 2015.  The hearing took place in November 2015, but the court has not yet issued a ruling. We expect to receive the ruling in late 2015 or early 2016.

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

TransData/OG&E Patent Litigation.  In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company (“OG&E”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company meters with our wireless modules.  We have agreed with General Electric Company to contribute to pay the defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, and a hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013.  In May 2014, General Electric Company filed reexamination requests on the TransData patents at issue with the U.S. Patent and Trademark Office (the “USPTO”).  In August and September 2014, General Electric Company also petitioned the USPTO for inter partes review of each patent.  In October 2014, OG&E filed a motion to stay the litigation pending the reexamination of the patents by the USPTO, which the court denied in January 2015.  In March 2015, the USPTO issued decisions declining to institute the inter partes review.  Additionally, the USPTO has indicated that all claims for which reexamination was requested are allowable without amendment. In August 2015, the court ruled that TransData is limited to alleging infringement by only one type of General Electric Company meter, and that any other General Electric Company meters used by OG&E are, as a matter of law, not infringing.  OG&E filed a motion requesting a final judgment of non-infringement in October 2015.  We believe that OG&E has meritorious defenses to TransData’s allegations, and that OG&E will continue to vigorously defend itself.

TransData/Meter Manufacturer Patent Litigation.  In September 2015, TransData filed separate suits in the Eastern District of Texas against meter manufacturers General Electric Company and GE Energy Management Services, Inc. (“GE”) and Landis+Gyr, Inc. and Landis+Gyr Technoogy, Inc. (“L+G”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including meters with our wireless modules.  GE and L+G have each requested indemnification from us for these claims under the terms of our master agreements with them.  We have not agreed to indemnify  GE, and we have not yet responded to L+G’s request.  To our knowledge, no answers have yet been filed by GE or L+G.

Linex Patent Litigation.  In March 2013, Linex Technologies, Inc., a non-producing entity, or Linex, filed suit against us in United States District Court for the Southern District of Florida. Linex alleged that certain of our networking technology infringes United States Patent Nos. 6,493,377 and 7,167,503. We filed an answer in May 2013. In January 2014, the court granted the plaintiff’s request for a stay of the matter, pending reexamination of the patents at issue by the USPTO. In September 2014, Linex amended certain patent claims and canceled certain other patent claims based upon the USPTO’s completed reexaminations, and in October 2014, the court lifted the stay of the matter.  In January 2015, Linex filed an amended complaint to incorporate facts related to the completed reexaminations, and we filed an answer responding to the complaint and raising additional defenses.  In June 2015, the court stayed the action pending the USPTO’s completion of further ex parte reexaminations of the patents at issue, one of which has been completed.  We believe that we have meritorious defenses to Linex’s allegations and intend to continue vigorously defending against the action.

JSDQ Mesh Technologies Patent Litigation.  In September 2015, JSDQ Mesh Technologies LLC, a non-producing entity, filed suit against us and our customer, Pepco Holdings, Inc., in United States District Court for the District of Delaware. The complaint alleges infringement of United States Patent Nos. 7,286,828, RE43675 and RE44607 by certain networking technology that we provide.  We have agreed to indemnify, assume control of the defense and resolve the claim against Pepco Holdings.  We and Pepco Holdings waived service of the complaint, and our answer is due in November 2015.

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

We have incurred significant losses to date, with an accumulated deficit of $688.3 million as of September 30, 2015. We expect these losses to continue. We may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will ever achieve or sustain profitability on a quarterly or annual basis.

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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of September 30, 2015 and December 31, 2014, we had $526.0 million and $609.6 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

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

Our business depends on our ability to integrate our communications modules, including Gen5, our next-generation networking technology, into devices manufactured by third-party vendors. For example, for our advanced metering solution, our communications modules are integrated into electricity meters that are manufactured by third parties such as General Electric Company, Landis+Gyr AG, and Secure Meters Limited, or Secure Meters, among others. A similar structure is used in our street light solution, where fulfillment of our communications modules is often completed by our partners who manufacture lighting fixtures or control modules. In a typical deployment, our customer purchases integrated devices from one or more third-party device manufacturers after integration of our communications modules into the device. Accordingly, even if demand for our products is strong, we have in the past and may in the future be constrained by the production capacity and priorities of the device manufacturers. In addition, several of these device manufacturers offer competing products, partner with other providers or may otherwise choose not to integrate our communications modules with their devices. If for technical or any other reason we were to lose the ability to integrate our communications modules with devices manufactured by third parties, or if our relationships with device manufacturers were to be terminated or renegotiated on unfavorable terms, our business, financial condition, and operating results could suffer. Further, there have been instances where devices with which our technology had been integrated experienced defects or had other problems that were unrelated to our technology. If this occurs in the future and the defects or problems are more significant or occur more frequently, our reputation could suffer and our business could be harmed.

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

The smart grid and smart city market is still expanding and involves rapidly changing technology, which requires us to continue to expand our business and evolve our technology. The current generation of our networking platform and solutions has only been developed in the last several years, and we have only recently announced our next generation networking platform and solutions, Gen5, which should become commercially available in 2016, and continue to evolve over time. We may face unexpected problems or challenges in connection with the introduction and deployment of our new Gen5 platform and solutions, including in the adoption and acceptance by our existing and potential customers, for a variety of reasons such as:

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

Most of our current non-GAAP revenue and revenue are derived from our networking platform and advanced metering solution, but our growth and future success will depend, in part, on our ability to continue to design and manufacture new competitive products that achieve market acceptance and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. Any new technology or product that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, and may not achieve the broad market acceptance necessary to generate significant revenues. For example, in January 2015 we announced Gen5, our next generation networking platform and solutions, which should become commercially available in 2016.  We also introduced our street light and SilverLink Sensor Network solutions only in the past few years. These new products and solutions may not be adopted by prospective or existing customers to the extent we anticipate, or at all.  In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. The market for smart grid and smart city technology products is still in its early stages, and we cannot assure you that we will be successful in developing or selling new products in these markets. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful. If we are unable to develop new products or enhance or sustain the quality of our existing products, successfully develop and deploy new technology and products or integrate these new technologies into devices manufactured by our third-party devices, our business and operating results could be harmed.

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

Competition in our market is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new solutions, applications and services in a timely and efficient manner. Our competitors range from small companies to very large and established companies. These competitors offer a variety of products and services related to the smart grid and smart city and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications vendors, street light providers, and other service providers. We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Elster Group GmbH, Itron Inc., Landis+Gyr AG (which was acquired by Toshiba Corporation), Sensus Metering Systems Inc. and Trilliant Holdings, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as S&C Electric Company and Schweitzer Engineering Laboratories, Inc. We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including C3 Inc., Coulomb Technologies Inc., Grid Net Inc., Opower Inc., and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Echelon Corporation, Harvard Engineering PLC, Telensa Limited, Sensity Systems Inc., and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others. Furthermore, other large companies such as Alcatel-Lucent, AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Siemens AG, Sprint Nextel Corporation, Vodafone Group Plc, and Verizon Communications Inc. have announced plans to pursue business opportunities related to the smart grid and smart city. As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid and smart city, some of which may be competitive with our offerings.

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

In September 2015, Michael Bell was appointed as our new President and CEO, and Mr. Lang transitioned to the role of Executive Chairman and remains Chairman of the Board.  Leadership transitions can be inherently difficult to manage and may cause operational and administrative inefficiencies, added costs, uncertainty and decreased productivity among our employees and increase the likelihood of turnover, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new CEO within our organization in order to achieve our operating objectives, and changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.  The presence of a new CEO may also impact our relationships with customers and vendors, resulting in loss of business and loss of vendor relationships. The uncertainty inherent in our recent management transition could also lead to concerns from current and potential third parties with whom we do business, any of which could damage our business prospects.

Our future success will also depend on our ability to attract, retain and motivate highly skilled management, product development, operations, sales, technical and other personnel in the United States and abroad. We have in the past lost members of our senior management team, and the loss of additional members of our senior management team could adversely affect our business.  We could also be adversely affected if we fail to adequately plan for the succession of members of our senior management team should we have departures. Even in today’s economic climate, competition for these types of personnel is intense, particularly in the Silicon Valley, where our headquarters are located. All of our employees in the United States work for us on an at-will basis. Given the lengthy sales cycles with customers and deployment periods of our networking platform and solutions, the loss of key personnel could adversely affect our business.

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

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. We have also been required to provide a surety bond in order to stay the execution of judgment pending our appeal in our ongoing patent infringement litigation with EON Corp. IP Holdings, LLC, and to collateralize a portion of the bond, as further described in Note 13. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements above.  Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

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

As of September 30, 2015, we had 90 issued patents and 64 patent applications pending in the United States. In foreign jurisdictions, we have 149 patents granted and 78 patent applications pending, which are collectively based on 65 U.S. patent applications. Our patents expire at various times between 2015 and 2034. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

We are an “emerging growth company,” or EGC, as defined in the JOBS Act and, for as long as we continue to be an EGC, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from our IPO date, although if our annual revenue exceeds $1.0 billion in any year or our market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before the end of that five-year period, we would cease to be an EGC as of December 31 of that year. If we lose our EGC status before the end of the five year periods, we will be required to comply with all the reporting requirements applicable to other public companies including, but not limited to, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find our common stock less attractive as we continue to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

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

Our current line of credit expires in November 2015.  We may not be able to extend or renew this line of credit.  In addition, we may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

Our current line of credit with Silicon Valley Bank expires on November 15, 2015.  We may not be able to extend or renew this line of credit.  As of September 30, 2015 there were no borrowings outstanding under the credit agreement; however, this line of credit is backing $21.0 million of letters of credit.  If we are not able to extend or renew the agreement, we may be required to restrict up to $21.0 million in cash to cover the outstanding letters of credit.

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

Our cash equivalent and short-term investment portfolio as of September 30, 2015 consisted of $58.5 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2015, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of September 30, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2030 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended September 30, 2015, the closing price of our common stock on the New York Stock Exchange ranged from $10.80 to $13.90 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

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

As of September 30, 2015, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 30.6% of our outstanding shares of common stock. As a result, these stockholders, acting together, would likely have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and other significant matters such as a merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would likely have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors, including the following:

•	our Board of Directors is classified into three classes of directors with staggered three-year terms;
•	only our Chairman of the Board, our lead independent director, our CEO, our President or a majority of our Board of Directors is authorized to call a special meeting of stockholders;
•	our stockholders are only able to take action at a meeting of stockholders and not by written consent;
•	vacancies on our Board of Directors are able to be filled only by our Board of Directors and not by stockholders;
•	directors may be removed from office only for cause;
•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and
•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Not applicable.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits.

		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith

10.1*	Offer Letter Employment Agreement, dated July 28, 2015, between the Company and Michael Bell.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Management contract or compensatory plan or arrangement.
**

The certifications attached as Exhibit 32.1 and Exhibit 32.2 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on November 5, 2015.

SILVER SPRING NETWORKS, INC.

By:	/s/ Michael A. Bell
Michael A. Bell President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James P. Burns
James P. Burns Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)