Form 10-K
period 2015-12-31
SILVER SPRING NETWORKS INC
filed 2016-03-09
CIK 1180079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $12.41 per share of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $454.6 million.

The number of shares outstanding of the registrant’s Common Stock as of March 3, 2016 was 50,887,105 shares.

Documents Incorporated by Reference

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2016. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

Except where the context requires otherwise, in this Annual Report on Form 10-K, “Company,” “Silver Spring,” “we,” “us” and “our” refer to Silver Spring Networks, Inc. and its subsidiaries.

Silver Spring Networks, Silver Spring, the Silver Spring Networks logo, CustomerIQ, Detectent, Gen, GridScape, Milli, Operations Optimizer, Sensor IQ, SilverLink, Starfish, Streetlight.Vision, UtilOS  and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Silver Spring Networks, Inc. or its affiliates.  Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K includes forward-looking statements. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our non-GAAP revenue, backlog, revenue and other aspects of our future results of operations, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.

PART I.

ITEM 1. BUSINESS

Overview

Silver Spring Networks, Inc. has over ten years of experience creating, building and successfully deploying large scale networks and solutions enabling the “Internet of Things” (“IoT”) for critical infrastructure. The IoT refers to a system where a diversity of physical devices has the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading smart grid network platform by applying advanced networking technology and solutions to the power grid. We have broadened our focus beyond the smart grid to other utility networks including gas and water, and other critical infrastructure such as street lights, which enable smarter and more efficient cities.

For the smart grid, we provide a leading networking platform and solutions that enable utilities to transform the power grid infrastructure into the smart grid. The smart grid intelligently connects millions of devices that generate, control, monitor and consume power, providing timely information and control to both utilities and consumers. We believe that the application of networking technology to the power grid has started to transform the energy industry through better communication just as the application of networking technology to the computing industry enabled the internet.

We believe the power grid is one of the most significant elements of contemporary industrial infrastructure that has yet to be extensively networked with modern technology. To address this challenge, we pioneered a fundamentally new approach to connect utilities with millions of devices on the power grid. We believe our technology has started to yield significant benefits to utilities, consumers and the environment, as the industry has started to realize the potential benefits of increased communication capabilities being deployed in the smart grid. These benefits include more efficient management of energy, improved grid reliability, capital and operational savings, integration with renewable-generation sources, consumer empowerment and assistance in complying with evolving regulatory mandates through reduced carbon emissions.

We intend to continue to innovate in order to advance our networking platform to support increased performance, a broader range of communications modules, including compact battery-operated solutions and advanced analytics capabilities. We believe this will enable a more powerful smart grid with support for more devices, applications and solutions. We believe these technological advances are also well-suited to provide intelligence to other devices within our core smart grid market, as well as adjacent markets for distribution systems to gas and water utilities.

We believe our technology is also well suited for a range of other solutions across the broader category of the IoT. We are focused on critical infrastructure within the IoT that requires similar networking performance as our smart grid solution. Our first expansion beyond the power grid has been on city infrastructure, specifically networking street lights. We believe that by applying advanced networking technology, we can enable cities to achieve their goals for increasing energy and operating efficiency while improving quality of life. Longer term, we look to expand our reach into an even broader range of IoT markets by working with new and existing customers to open their smart grid networks to third parties and support a wide range of devices, applications and solutions.

Our Networking Platform

The SilverLink Networking Platform provides customers the ability to communicate with devices connected to the power grid. We originally designed and built our network from the ground up to enable customers to deploy large-scale networks for the power grid. The networking platform is comprised of our hardware such as access points and relays, our SilverLinkOS (formerly UtilOS) network operating software, and our GridScape management and security software. Key attributes of our networking platform include:

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

Scalable. Our networking platform can be deployed rapidly at scale to accommodate millions of devices, which we believe allows customers that deploy our networking platform to easily and cost effectively expand beyond the scope of their initial deployments. For example, customers can use the platform to manage their own assets, and in the future we believe customers could leverage the platform for revenue opportunities with third parties that wish to utilize smart grid networks to provide connections to a broad range of devices.

Extensible. Our communications modules are designed with ample processing power and memory to support future functionality. This design enables us, for example, to deliver software over the air, allowing us to augment the functionality of, and to deploy new solutions and applications to previously deployed hardware. As a result, we believe our customers can mitigate the risk of technology obsolescence.

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

As we broaden our networking platform for use to other critical infrastructure, we are finding that customers also look for these networking attributes and performance. In January 2015, we announced our fifth generation networking platform, Gen5, and several new Gen5-based products, including the “Milli 5.” We believe our fifth generation networking platform and products are particularly well-suited to expand our opportunities both within the smart grid as well as the broader IoT.

Our Data Platform

The SilverLink Data Platform (formerly the SilverLink Sensor Network) is aimed at helping our customers use the data generated by devices on the network in order to provide insights for decision-making. Leveraging our networking leadership and the distributed intelligence we have at the edge of the grid, our application enablement solution ingests, organizes, and visualizes data from multiple internal and external systems to offer near real-time processing. Our SensorIQ solution allows one to convert physical devices on the grid into multiple software-defined sensors. These sensors can then deliver information to any application, or app, at the frequency and at the granularity that makes sense for that app. In addition to our internally-developed apps, our solution enables customers and partners to develop their own apps that can be showcased in the Silver Spring application catalogue. Examples include using data on energy usage for better consumer engagement, using voltage data for improving grid reliability, and delivering faster response times to outages. We intend to continue to expand available apps and sensors and work with additional partners, over time in an effort to deliver more value into our customer footprint and to grow our primarily recurring managed services and software-as-a-service (“SaaS”) business.

We launched our next generation utility analytics solution, Operations Optimizer, in October of 2015, as an expanded offering from our Detectent acquisition in January of 2015. Operations Optimizer is a powerful analytics solution that enables utilities and cities to improve operational efficiency and develop business processes and workflows by leveraging insights from a variety of external data sources. This solution features four modules, AMI Operations, Grid Operations, Revenue Assurance, and Customer Programs which further expands the menu for our primarily recurring managed services and SaaS business.

Our Solutions

We offer an array of solutions built upon our SilverLink Network and Data platforms, including advanced metering, distribution automation, demand-side management, street lights, and our wireless IPv6 network service for the IoT, Starfish.

Advanced Metering

Advanced metering allows utilities to automate a number of manual processes and improve operational efficiencies and customer service. Our advanced metering solution provides utilities with two-way communications from our communications module integrated into a third-party meter to their back office, enabling utilities to remotely perform such functions as reading meter usage, capturing time-of-use consumption data, connecting and disconnecting service, and detecting power outages. We do not manufacture meters; instead, we partner with various meter manufacturers to provide a range of meter options for our utility customers. Our advanced metering software typically includes our Advanced Metering Manager, or AMM, software application and may include, at the option of our utility customers, our CustomerIQ and SensorIQ applications.

Distribution Automation

Distribution automation provides utilities with real-time visibility into the health of the grid, enabling better management and control of power distribution assets to improve grid reliability. Our distribution automation solution provides two-way communications from distribution devices along the power grid to the back office or substations, providing utilities with real-time information for grid monitoring and control. Our distribution automation solution comprises of bridges paired with third-party devices and our SensorIQ application, our Outage Detection System, or ODS, application, our GridScape application and our Operations Optimizer application. While utilities have been implementing distribution automation for many years, adding two-way communications over a common networking platform significantly improves their visibility into and control over the power grid. As a result, utilities gain the information needed to better contain and more quickly resolve outages, monitor power-quality metrics with greater granularity, and adjust voltage levels dynamically to reduce energy waste.

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

Starfish™ IoT Network Service

In December 2015, we announced Starfish, a wireless IPv6 network service for the IoT, which is intended to build upon our customers’ network footprint to enable commercial enterprises, cities, utilities and developers to access a reliable, secure and scalable IoT network service with service level agreements that meet their needs. We hope to meaningfully expand the opportunity of our horizontal communications platform from our core smart utility and smart city markets to a broader range of adjacent IoT markets. We focus our efforts to create a growing ecosystem of partners and developers to effect the deployment of a vast network footprint, enable communications capabilities to a wide range of devices, and a broad diversity of applications to ultimately connect a much larger number of full solutions to the emerging IoT space.

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

•

Managed services and SaaS. Our managed services include monitoring the performance of the network, tracking trends, providing alerts, monitoring security and planning disaster response. Through our managed application services, we manage the SilverLink Control Platform and SilverLink Applications.  Depending on our utility customers’ preferences, we can deliver our solutions via a SaaS model, where we own the entire solution, including servers and software, and run it from our data center. Alternatively, we can manage the SilverLink Control Platform and SilverLink Applications on servers and software owned by the utility, providing a managed service. Our SaaS offering allows utility customers to decrease or eliminate initial investments in software and hardware systems and transform their system usage to an on-demand basis.

•

Customer Support. We offer technical, network and product support at a variety of service levels. Support services include 24x7 telephone support, email and web-based problem reporting, monthly network health reporting, software updates and hardware replacement services.

Customers

For the smart grid we market our networking platform and solutions directly to utilities around the world. For smart city infrastructure, we may sell directly to a utility, a city or work through a third-party service provider. Silver Spring has over 49 customers as of December 31, 2015.

Leading utilities have selected our networking platform to be the foundation of the smart grid. Since inception through December 31, 2015, we have been awarded contracts to network almost 28.8 million Silver Spring-enabled devices that connect homes and businesses, of which we have delivered more than 22.9 million.  In addition, as of December 31, 2015, we are working with utilities which represent almost 28.9 million additional homes and businesses which are piloting or evaluating our networking platform, or deploying our technology in phases. Our customers are located in the United States, Canada, Australia, New Zealand, South America, Asia and Europe.

In 2015, the deployments for Commonwealth Edison Company (“ComEd”), and PHI Service Company (“PHI”) represented 31% and 27% of our revenue, respectively. In 2015, the deployments for ComEd, CPS Energy (“CPS”), and Florida Power and Light Company (“FPL”) represented 33%, 11%, and 11% of our non-GAAP revenue, respectively.

Under our master purchase and service agreements with PHI and ComEd, we provide our advanced metering networking solution and software, as well as services related to the deployment and ongoing operation of the networking platform. The deployments for both customers were contemplated to occur over a period of time.  As of December 31, 2015, the deployment for PHI was substantially complete, and the deployment for ComEd was almost one-half complete. Under each agreement, we will continue to provide service to support the installed network and meters. Each of the agreements contains negotiated provisions regarding delivery and customer acceptance, warranties, limitations of liability, source code escrow, and termination, among others.

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

Order Backlog

Our order backlog represents future billings for open purchase orders and other firm commitments. As of December 31, 2015, our order backlog was approximately $152 million, of which $113 million is expected to be fulfilled in 2016.  As of December 31, 2014, our order backlog was approximately $108 million.

Total Backlog

Our total backlog represents future product and service billings that we expect to generate pursuant to contracts that we have entered into with our customers and third-party device manufacturers. Our total backlog includes our order backlog. As of December 31, 2015, our total backlog was approximately $770 million, and we expect to fulfill the majority of our total backlog over the next three years.

Our customer contracts are typically structured as master purchase and service agreements (“MSAs”), under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer or third-party device partner to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our customers and third-party device manufacturers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals, customer funding uncertainties, and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past and may in the future cause us to extend the deployment schedule or make modifications under customer contracts. In addition, under the MSAs, our customers generally have the right to terminate the MSA for any reason, including for their sole convenience, a material breach or insolvency on our part, or their inability to obtain required regulatory approval. The occurrence of such adjustments and terminations could materially reduce the amount of, or delay the fulfillment of, our total and order backlog.

Our estimates of total backlog and order backlog to be fulfilled are forward-looking statements based on contractual terms and conditions, as well as our expectations as of the date of this Annual Report on Form 10-K. We believe our estimates were prepared on a reasonable basis, reflect the best currently available estimates and judgments, and reflect the assumptions and considerations on which we base our belief that we will fulfill delivery of product and performance of services and bill for such product and services. However, these estimates should not be relied upon as an indication of actual future non-GAAP revenue or revenue, and you should not place undue reliance on these estimates. Any differences among these assumptions and our actual experiences may lead to financial results in future periods that differ significantly from our current estimates. See Part I, Item 1A. Risk Factors-- Amounts included in our total backlog and order backlog may not result in actual non-GAAP revenue or revenue or translate into profits. Information regarding total backlog and order backlog is designed to summarize the financial terms of our agreements and is not intended to provide guidance on our future non-GAAP revenue, revenue, operating results, profitability or cash flow.

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

Marketing and Sales

We market and sell our products primarily through our direct sales force. In some cases, we may sell our products to third-party service providers or resellers. We continue to invest significantly in direct sales efforts and in increasing our brand awareness, as we expand internationally and broaden our product portfolio because we believe it is critical that we maintain a direct relationship with our existing and prospective customers. We currently have personnel in various locations across the United States, as well as in Australia, Brazil, France, Singapore, Portugal, United Kingdom, Thailand, and Malaysia, and we plan to expand to other international locations.

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

For example, for our advanced metering solution, our communications modules are integrated into meters manufactured by third parties, such as Aclara Technologies LLC (which acquired GE Energy Management’s Grid Solutions electricity meter business from General Electric Company), Landis+Gyr AG (acquired by Toshiba Corporation) and Secure Meters. Substantially all of our communications modules sales are fulfilled in this manner, and we receive payment directly from these meter vendors. We believe that allowing our utility customers to purchase meters that have been integrated with our communications modules directly from multiple meter vendors creates a diversity of supply options and reduces their supply chain risk. A similar structure is used in our street light solution, where fulfillment of our communications modules is often completed by our partners who manufacture lighting fixtures or control modules. Our remaining products and services are delivered and billed by us directly to our customers. Alternatively, we may resell third-party devices, such as meters integrated with our communications modules or HAN devices, directly to our utility customers. Regardless of the method of fulfillment, we maintain a direct and ongoing relationship with our utility customers.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to continually invest in the advancement of our networking platform and solutions, including investing in our core network technologies, expanding the functionality of our current solutions, and developing new solutions and applications to address evolving customer needs. In addition, we intend to continue expanding the interoperability of our products with those of our partners and adapting our products for use in international markets. We are also focused on continually improving our hardware product design to further reduce manufacturing costs and cycle time. Our research and development expenses were $61.3 million, $64.8 million, and $77.0 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Manufacturing

We outsource the manufacturing of our hardware to third-party contract manufacturers. This outsourced approach allows us to:

•	focus our resources on core competencies in engineering and supply chain management;
•	reduce costs by minimizing manufacturing overhead and inventory;
•	benefit from our contract manufacturers’ ability to obtain favorable pricing through volume purchases of components;
•	rapidly scale capacity on a global basis to meet demand;
•	improve continuity of material supply; and
•	increase customer response time with turn-key manufacturing and drop-shipment capabilities.

Our contract manufacturers provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, quality control testing, warranty repair, and shipment to our utility customers and device integration partners. We currently have two primary manufacturing relationships, Plexus Corp. and Celestica Inc. Our hardware products are manufactured at our contract manufacturers’ facilities in the United States and Thailand. The finished communications modules are shipped directly to our meter, other devices and street light partners for integration into their products prior to being shipped to our customers. Other finished hardware products, such as our networking hardware and gas IMUs, are generally shipped directly to our customers.

Under the terms of our manufacturing professional service agreement with Plexus, Plexus manufactures our networking products (access points, relays, and bridges) and end points (communications modules, and gas modules) and ships them directly to end customers, or in the case of communications modules, ships them to our partners for integration into meter, street lights or other devices. Plexus procures components on our behalf based on our purchase orders and forecasts. We have agreed to product transformation pricing through 2016, no product exclusivity requirements and standard provisions for handling excess and obsolete inventory. The agreement contains typical provisions regarding warranty, indemnity, and limitations of liability, each of which were negotiated during the contracting process. We plan to shift the entire production of our products currently manufactured by Plexus to a combination of Flextronics International Ltd. and Celestica during 2016.

Under the terms of our manufacturing service agreement with Celestica, Celestica manufactures communications modules and ships them to our partners for integration into meter, street lights or other devices. Celestica procures components on our behalf based on our purchase orders and forecasts.  We have agreed-to product transformation pricing, no product exclusivity requirements and standard provisions for handling excess and obsolete inventory.  The agreement contains typical provisions regarding warranty, indemnity, and limitations of liability, each of which were negotiated during the contracting process.

Our contract manufacturers generally secure capacity and procure component inventory on our behalf based on our forecasts and existing product delivery obligations to customers. Our hardware products consist of commodity parts and certain custom components. Our components are generally available from multiple sources or suppliers. However, some components used in our products are purchased from sole, single source or geographically concentrated suppliers, such as Analog Devices and Renesas Electronics America Inc. Additionally, our suppliers are not typically contractually obligated to supply us with components in minimum quantities or at predetermined prices over the long term. To protect against component shortages and to provide replacement parts for our service teams, we manage our supply chain with our meter partners and contract manufacturers to establish adequate quantities of key components. In addition, we may stock limited supplies of certain key components for our products. As part of our design review process, we also identify alternative or substitute parts for single-source components to further minimize risk. Nonetheless, in some situations, we face the risk of shortages due to reliance on a limited number of suppliers, commodity supply constraints, capacity constraints or price fluctuations related to raw materials.

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

We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Elster Group GmbH (which was acquired by Honeywell International Inc.), Itron Inc., Landis+Gyr AG (which was acquired by Toshiba Corporation), Sensus Metering Systems Inc. and Trilliant Holdings, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as Cisco Systems, Inc., General Electric Company, S&C Electric Company and Schweitzer Engineering Laboratories, Inc.

We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including C3 IoT Inc., Grid Net Inc., Opower Inc., and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Echelon Corporation, Harvard Engineering PLC, Telensa Limited, and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others.

We expect to face additional competitors as we expand into the broader IoT from companies such as SIGFOX and Ingenu, as well as Semtech Corporation which is working to build a broad IoT ecosystem within the cellular community through the LoRa Alliance, an open, non-profit association of members with a mission to enable the IoT.

Furthermore, other large companies such as Alcatel-Lucent S.A., AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Siemens AG, Sprint Nextel Corporation, Vodafone Group Plc, Verizon Communications Inc. and others have announced plans to pursue business opportunities related to the smart grid, smart cities, and the broader IoT. As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid, smart cities, and the broader IoT, some of which may be competitive with our offerings.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2015, we had 95 issued patents and 62 patent applications pending in the United States. In foreign jurisdictions, we have 155 patents granted and 74 patent applications pending, which are collectively based on 65 U.S. patent applications. Our patents expire at various times between 2017 and 2034. We also have registered and unregistered trademarks in the United States and several foreign jurisdictions. We generally require employees, consultants, utility customers, suppliers and partners to execute confidentiality agreements with us that restrict the disclosure of our intellectual property, and we generally require our employees and consultants to execute invention assignment agreements with us that protect our intellectual property rights.

Employees

As of December 31, 2015, we had a total of 652 regular full-time employees, including 67 employees located outside the United States. Our employees in Brazil are represented by a union in accordance with local statutory requirements, but none of our other employees is represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Executive Officers

Our executive officers and their ages as of February 1, 2016 are as follows:

Name	Age	Position(s)
Michael Bell	50	President and Chief Executive Officer, and member of the Board of Directors
Scott A. Lang	53	Executive Chairman and Chairman of the Board of Directors
Richard S. Arnold, Jr.	52	General Counsel and Secretary
James P. Burns	51	Executive Vice President and Chief Financial Officer
Eric P. Dresselhuys	51	Executive Vice President, Global Sales and Development
Donald L. Reeves III	48	Executive Vice President, Engineering and Managed Services
Theresa Stynes	56	Vice President, Human Resources
Raj Vaswani	50	Chief Technology Officer

Michael Bell has served as our President and Chief Executive Officer, and as a member of our Board of Directors since September 2015. From July 2010 until September 2015, Mr. Bell served in multiple Vice President/Corporate Vice President roles at Intel Corporation, a designer and manufacturer of advanced integrated digital technology platforms, including for the New Devices Group from June 2013 until April 2015, the Mobile and Communications Group from January 2012 until June 2013, and the Ultra Mobility Group from July 2010 until January 2012. Prior to joining Intel, Mr. Bell served as Senior Vice President, Product Development at Palm, Inc., a mobile products company, from December 2007 until July 2010. From September 2000 to December 2007, Mr. Bell was the Vice President, CPU Software at Apple Inc., a provider of personal computing devices and related software and peripherals. Mr. Bell holds a B.S. in Mechanical Engineering from the University of Pennsylvania.

Scott A. Lang has served as our Executive Chairman since September 2015 and as Chairman of the Board of Directors since September 2004. He previously served as President and Chief Executive Officer from September 2004 to September 2015. Prior to joining us, from 1988 to 2004, Mr. Lang worked at Perot Systems, a provider of information technology services and business solutions, most recently as Vice President of the Strategic Markets Group. Mr. Lang holds a B.S. in Business Administration from the University of Mississippi with a minor in Computer Science, and was a graduate of the Advanced Executive Program from The Kellogg School of Management at Northwestern University.

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

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Notes 1 and 11 of our Notes to Consolidated Financial Statements included in Part II, Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10‑K.

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

We have a prior history of operating losses and we may not sustain profitability on a quarterly or annual basis.

Prior to our year ended December 31, 2015, we incurred significant losses in each annual year to date, with an accumulated deficit of $626.4 million as of December 31, 2015. We experienced net loss of ($89.2) million and ($66.8) million for the years ended December 31, 2014 and 2013, respectively, and we achieved profitability for the first time for the year ended $80.0 million. Our ability to be profitable for 2016 and beyond will depend on our ability to continue to increase our revenues and our expense levels. We may not achieve profitability again in 2016 or future periods and may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will be able to sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, non-GAAP revenue and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Our revenue and non-GAAP revenue have fluctuated in recent periods, and have in the past decreased on a quarterly basis and on an annual basis. There can be no assurances that our revenue and non-GAAP revenue will increase, or will not continue to decrease on a quarterly or annual basis. We expect revenue, non-GAAP revenue, non-GAAP gross margin and adjusted EBITDA to fluctuate from period to period throughout 2016 and beyond. We also expect operating losses in certain future periods. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This extended sales process requires us to dedicate significant time by our senior management, sales and marketing personnel and customer services personnel, and to use significant financial resources without any assurance of success or recovery of our related expenses. Similarly, we are likely to incur these significant operating expenses well ahead of recognizing the related revenue because our ability to recognize revenue is typically dependent on meeting contractual customer acceptance and other requirements.

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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of December 31, 2015, 2014 and 2013, we had $401.8 million, $609.6 million and $524.7 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

Amounts included in our total backlog and order backlog may not result in actual non-GAAP revenue or revenue or translate into profits.

Our total backlog represents future product and service revenue and non-GAAP revenue that we expect to generate pursuant to contracts that we have entered into with our customers and third-party device manufacturers. Order backlog represents future revenue and non-GAAP revenue for open purchase orders and other firm commitments and is included in our total backlog. We anticipate that our total backlog and order backlog will fluctuate from period to period throughout 2016 and beyond.

We cannot guarantee that our total backlog or order backlog will result in actual non-GAAP revenue or revenue in the originally anticipated period, or at all. In addition, the contracts reflected in our total backlog and order backlog may not generate margins equal to or better than our historical operating results. We have a short history of tracking total backlog and order backlog on a consistent basis as performance measures, and as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our total backlog and order backlog. Our customer contracts are typically structured as master purchase and service agreements, or MSAs, under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our customers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past and may in the future cause us to extend the deployment schedule or make modifications under customer contracts. In addition, under our MSAs, our customers generally have the right to terminate the MSA for any reason, including for their sole convenience, a material breach or insolvency on our part or their inability to obtain required regulatory approval. The occurrence of such adjustments or terminations could materially reduce the amount of, or delay the fulfillment of, our total and order backlog. If our total backlog or order backlog fails to materialize as expected, we could experience a material reduction in future non-GAAP revenue, revenue, operating results or cash flow.

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

Our international growth and future success also depend on the availability of radio spectrum that is compatible with our products, and on our ability to develop products that use alternative communications technology as we continue to integrate our products with products from additional device partners. Certain international markets, such as Europe, use and may continue to use different spectrum bands than the United States, which has in the past and may continue to require us to make modifications to our products in order to operate within the designated spectrum. Additionally, we have in the past and may in the future seek rights and seek to certify our products for using a variety of spectrum in various international markets, however we may not be granted such rights or certifications in all countries. In many other countries, there may not be spectrum available or we may be required to obtain a license to operate in a frequency band that is not immediately compatible with our products. Licenses to appropriate spectrum in these countries may be unavailable or only available at unreasonably high prices. Similarly, in the event that we were only able to obtain a license in a different frequency band, the cost of modifying or redesigning our products to make them compatible with available spectrum could be significant or even cost-prohibitive. Alternatively, if we are not able to obtain available spectrum on financially advantageous terms, we may not be able to compete without investing in alternative communication technology. Moreover, interference caused by others who do not comply with regulatory or statutory requirements could further limit the availability of spectrum that is compatible with our products. If limitations on the availability of spectrum or the cost of making necessary modifications or investments in new technology preclude us from selling our products in markets outside of the United States, our growth, prospects, financial condition and results of operations could be materially and adversely affected.

A limited number of our customers are responsible for a significant portion of our non-GAAP revenue, revenue and cash flow. A decrease in sales to these customers or delays in customer deployments could have a material adverse effect on our operating results and financial condition.

A substantial majority of our revenue, non-GAAP revenue and cash flow depends on relatively large sales to a limited number of customers. For example, in 2015, the deployments for ComEd, CPS, and FPL represented 33%, 11%, and 11% of total non-GAAP revenue, respectively, and the deployments for ComEd and PHI represented 31% and 27% of our revenue, respectively.

The combination of lengthy sales cycles, challenges in securing new customers and relatively large sales to a small number of customers increases the risk of quarterly fluctuations in our non-GAAP revenue, revenue and operating results. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding customer concentration. Our MSAs do not impose purchase obligations on our customers until we have received a purchase order or agreed to a statement of work. Further, the MSAs are typically subject to termination for any reason, including for convenience following a specified notice period. We expect that a limited number of customers will continue to account for a substantial portion of our revenue and non-GAAP revenue in future periods. Changes in the business requirements, vendor selection, or purchasing behavior of our customers could significantly decrease our sales. In addition, our MSAs are complex, often requiring close coordination with our customers over extended preparation and deployment periods and involving large-scale delivery of our products and services. From time to time we have experienced and may in the future experience challenges in satisfying our customers throughout these preparation and deployment periods regarding all aspects of our performance. Additionally, we have in the past received correspondence from customers claiming that there have been deficiencies in our timeliness and coordination regarding hardware, software and services for deployment, and requesting that we remedy the deficiencies noted. If we are unable to address customers’ concerns, we could be required to pay penalties, liquidated damages or other expenses, the customer could terminate our MSA and our reputation could be damaged. Additionally, delays in customer deployments have in the past, and could in the future, affect our results of operations. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

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

The markets for our products and services, smart grid, smart city, and broader IoT technology in general, are still developing. If the markets develop less extensively or more slowly than we expect, our business could be harmed.

The markets for our products and services, smart grid, smart city and broader IoT technology in general, are still developing, and it is uncertain whether our products and services will achieve and sustain high levels of demand and market acceptance. Our near-term and long-term success will depend to a substantial extent on the willingness and ability of utilities to implement smart grid technology. Many utilities lack the financial resources and/or technical expertise required to evaluate, deploy and operate smart grid technology. Utilities’ activities are governed by regulatory agencies, including public utility commissions, which may not create a regulatory environment that is conducive to the implementation of smart grid technologies in a particular jurisdiction. Furthermore, some utilities may be reluctant or unwilling to adopt smart grid technology because they do not perceive the benefits or are unable to develop a business case to justify the up-front and ongoing expenditures. If utilities do not implement smart grid technology or do so in fewer numbers or more slowly than we expect, our business and operating results would be adversely affected. For example, in the past, the rate of smart grid adoption slowed due to uncertainty surrounding the timing and tax treatment of U.S. government stimulus funding, negative publicity and consumer opposition, and regulatory investigations. These uncertainties caused many potential customers that had been considering smart grid programs in the United States to further evaluate their smart grid initiatives and delay their procurement processes or extend their deployment schedules. Smart grid adoption in international markets has trailed adoption in the United States as international markets continue to explore the technology and define the benefits and regulatory requirements for the smart grid.

Our success in the smart grid market also depends on our ability to expand beyond advanced metering sales and sell additional products and services, such as distribution automation, demand-side management, and our data analytics platform. There can be no assurance that these products and services will be accepted by utilities or consumers. Similarly, our future success depends on our ability to expand our business beyond the smart grid into smart city infrastructure, such as with our street light solution, and into the broader IoT markets, such as with our Starfish network service. There can be no assurance that these or other smart city and broader IoT products and services will be accepted by cities or other potential customers. Other competing products and services for the smart grid, smart city and broader IoT markets may emerge and may be more successful.

Adverse publicity about, or consumer or political opposition to, the smart grid could inhibit the growth of the overall market.

The safety and security of the power grid, the accuracy and protection of the data collected by meters and transmitted via the smart grid, concerns about the safety of smart meters following recent meter-related fires, and concerns about the safety and perceived health risks of using radio frequency communications have been the focus of adverse publicity. For example, in Northern California, PG&E’s full-scale deployment of our networking platform and advanced metering solution was subject to scrutiny following allegations of inaccurate bills generated by newly-installed “smart meters” and safety concerns about the levels of radio frequency electromagnetic fields emitted by the wireless communications technology used by the meters. As a result, the California State Senate created a special committee and the California Public Utilities Commission, or CPUC, and hired an independent investigator to review the installation and use of advanced metering products. Negative publicity and consumer opposition in California, Maine and elsewhere have caused other utilities or their regulators to respond by delaying or modifying planned smart grid initiatives, mandating that utilities allow their customers to opt out of smart metering programs, or calling for investigations and/or implementation of unfavorable regulations and legislation. Similarly, outside the United States, public concern over smart grid projects in places such as Victoria, Australia has resulted in increased government scrutiny. Additionally, testing commissioned by the CPUC and other organizations could, in the future, contain negative information regarding the accuracy and safety of smart grid solutions. Finally, smart grid projects by other companies may be, or could be viewed by the public as, unsuccessful. Any of the foregoing factors could directly impact our current or future deployments, as well as inhibit the growth of the overall smart grid market, either of which could cause our business to suffer.

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

Our products and services may also be integrated or interface with products and services sold by third parties, and rely on the security of those products and their secure transmission of proprietary data over the internet and cellular networks. Because we do not have control over the security measures implemented by third-parties in their products or in the transmission of data over the internet and cellular networks, we cannot ensure the complete integrity or security of such third-party products and transmissions.

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

Our business depends on our ability to integrate our communications modules into devices manufactured by third-party vendors. For example, for our advanced metering solution, our communications modules are integrated into electricity meters that are manufactured by third parties such as Aclara Technologies LLC (which acquired GE Energy Management’s Grid Solutions electricity meter business from General Electric Company), Toshiba Corporation (which acquired Landis+Gyr AG), and Secure Meters Limited, among others. A similar structure is used in our street light solution, where fulfillment of our communications modules is often completed by our partners who manufacture lighting fixtures or control modules. In a typical deployment, our customer purchases integrated devices from one or more third-party device manufacturers after integration of our communications modules into the device. Accordingly, even if demand for our products is strong, we have in the past and may in the future be constrained by the production capacity and priorities of the device manufacturers. In addition, several of these device manufacturers offer competing products, partner with other providers or may otherwise choose not to integrate our communications modules with their devices. If for technical or any other reason we were to lose the ability to integrate our communications modules with devices manufactured by third parties, or if our relationships with device manufacturers were to be terminated or renegotiated on unfavorable terms, our business, financial condition, and operating results could suffer. Further, there have been instances where devices with which our technology had been integrated experienced defects or had other problems that were unrelated to our technology. If this occurs in the future and the defects or problems are more significant or occur more frequently, our reputation could suffer and our business could be harmed.

From time to time, we have worked and expect to continue to work with third parties to pursue smart grid, smart city and broader IoT market opportunities. If we are unable to establish and maintain these relationships, or if our initiatives with these third parties are unsuccessful, our business may suffer.

For some of our existing and anticipated future products and services, we expect to maintain and may seek to establish relationships with third parties in order to take advantage of smart grid, smart city and broader IoT market opportunities. For example, we have designed our products to interface with in-home devices and data analytics products, and will need to work with third parties to successfully deploy these products. Before a customer is willing to move forward with a deployment of our products, they may require that we partner with third-party vendors and/or obtain a certification from these vendors that our products will function as intended when integrated with their products. In addition, third-party vendors may offer competing products, partner with other networking providers or otherwise choose not to partner with us. In the event that we are unable to establish or maintain new relationships on favorable terms, or at all, our ability to successfully sell our existing and anticipated future products and services could be jeopardized.

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

The smart grid, smart city, and broader IoT markets are still expanding and involve rapidly changing technology, which requires us to continue to expand our business and evolve our technology. The current generation of our networking platform and solutions has only been developed in the last several years. We announced our next generation networking platform and solutions, Gen5, in January 2015, and announced Starfish, a wireless network service for the IoT, in December 2015. We expect each of these technologies to continue to evolve over time. We may face unexpected problems or challenges in connection with the introduction and deployment of our new Gen5 platform and solutions and Starfish, including in the adoption and acceptance by our existing and potential customers, for a variety of reasons such as:

•	real or perceived inability to operate effectively with the technologies, systems or applications of our existing or potential customers;
•	defects, errors or failures in our products and solutions;
•	negative publicity about its performance or effectiveness;
•	delays in releasing Gen5, Starfish, or other new technologies to the market; and
•	the introduction or anticipated introduction of competing products or technologies by our competitors.

If the Gen5, Starfish, or other new technologies do not achieve adequate acceptance and adoption in the market, we may not realize our investments in their research and development, our competitive position will be impaired, and our results of operations could be adversely affected.

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

Most of our current non-GAAP revenue and revenue are derived from our networking platform and advanced metering solution, but our growth and future success will depend, in part, on our ability to continue to design and manufacture new competitive products that achieve market acceptance and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. Any new technology or product that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, and may not achieve the broad market acceptance necessary to generate significant revenues. For example, in January 2015 we announced Gen5, our next generation networking platform and solutions, which should become commercially available in 2016, and in December 2015 we announced Starfish, a wireless network service for the IoT. In previous years, we introduced our street light and SilverLink Data Platform solutions. These new products and solutions may not be adopted by prospective or existing customers to the extent we anticipate, or at all. In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. The markets for smart grid, smart city, and broader IoT technology products are still in their early stages, and we cannot assure you that we will be successful in developing or selling new products in these markets. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful. If we are unable to develop new products or enhance or sustain the quality of our existing products, successfully develop and deploy new technology and products or integrate these new technologies into devices manufactured by our third-party devices, our business and operating results could be harmed.

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

We currently offer managed services and SaaS, including disaster recovery services, utilizing two data center facilities operated by separate third parties in California and Nevada. These facilities may be vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, war, acts of terrorism, unauthorized entry, human error, and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We rely on software and hardware technology provided by third-parties to enable us to provide these services. Any damage to, or failure of, these third-party data centers or the third-party hardware and software we employ, could result in significant and lengthy interruptions in the services we provide to our customers. Such interruptions could reduce our revenue and non-GAAP revenue, cause us to issue credits or pay penalties, cause customers to terminate their service, harm our reputation and adversely affect our ability to attract new customers.

We do not control certain critical aspects of the manufacture of our products and depend on a limited number of contract manufacturers.

Our future success will depend significantly on our ability to manufacture our products timely and cost-effectively, in sufficient volumes, and in accordance with quality standards. Currently, our primary manufacturing relationships are with Plexus Corp. and Celestica, Inc. We plan to shift the entire production of our products currently manufactured by Plexus to a combination of Flextronics International Ltd. and Celestica during 2016. These vendors provide or will provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our customers and third-party vendors.

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

Several of the components used in our products come from sole, limited source or geographically concentrated suppliers, such as Analog Devices and Renesas Electronics America Inc. Additionally, our suppliers are not typically contractually obligated to supply us with components in minimum quantities or at predetermined prices over the long term. Accordingly, we may be vulnerable to price increases, component quality issues, the discontinuance of certain components, and financial, natural disasters, or other difficulties faced by our suppliers, causing shortages or interruptions in supply of components and materials, which could cause us to delay shipments to our customers. For example, some of our key suppliers are located in Japan and their ability to timely provide us with the necessary components used in our products was compromised as a result of the catastrophic earthquake and tsunami in 2011. To help address these issues, we may purchase excess quantities of these items to hold in inventory to help ensure adequate available supply. As a result, we could be forced to record excess and obsolete inventory charges to provide for these excess quantities and we may also be subject to pricing risk or carrying charges, which could harm our operating results.

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

Competition in our market is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new solutions, applications and services in a timely and efficient manner. Our competitors range from small companies to very large and established companies. These competitors offer a variety of products and services related to the smart grid and smart city and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications vendors, street light providers, and other service providers. We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Elster Group GmbH (which was acquired by Honeywell International Inc.), Itron Inc., Landis+Gyr AG (which was acquired by Toshiba Corporation), Sensus Metering Systems Inc. and Trilliant Holdings, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as Cisco Systems, Inc., General Electric Company, S&C Electric Company and Schweitzer Engineering Laboratories, Inc. We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including C3 IoT Inc., Grid Net Inc., Opower Inc., and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Echelon Corporation, Harvard Engineering PLC, Telensa Limited, Sensity Systems Inc., and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others. We expect to face additional competitors as we expand into the broader IoT from companies such as SIGFOX and Ingenu, as well as Semtech Corporation, which is working to build a broad IoT ecosystem within the cellular community through the LoRa Alliance, an open, non-profit association of members with a mission to enable the IoT.  Furthermore, other large companies such as Alcatel-Lucent S.A., AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Siemens AG, Sprint Nextel Corporation, Vodafone Group Plc, Verizon Communications Inc. and others have announced plans to pursue business opportunities related to the smart grid, smart city, and the broader IoT. As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid, smart city, and the broader IoT, some of which may be competitive with our offerings.

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

In September 2015, Michael Bell was appointed as our new President and Chief Executive Officer, and Scott Lang transitioned to the role of Executive Chairman and remains Chairman of the Board. Leadership transitions can be inherently difficult to manage and may cause operational and administrative inefficiencies, added costs, uncertainty and decreased productivity among our employees and increase the likelihood of turnover, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new CEO within our organization in order to achieve our operating objectives, and changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. The presence of a new CEO may also impact our relationships with customers and vendors, resulting in loss of business and loss of vendor relationships. The uncertainty inherent in our recent management transition could also lead to concerns from current and potential third parties with whom we do business, any of which could damage our business prospects.

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

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. We have also been required to provide a surety bond in order to stay the execution of judgment pending our appeal in our ongoing patent infringement litigation with EON Corp. IP Holdings, LLC, and to collateralize a portion of the bond, as further described in Part II, Item 8. Consolidated Financial Statements and Supplementary Data, Note 16. Commitments and Contingencies. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

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
•

compliance with multiple, conflicting and changing governmental laws and regulations, including United States laws such as the Foreign Corrupt Practices Act and local laws that prohibit bribes and certain payments to governmental officials such as the UK Bribery Act 2010, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, governmental rebate requirements and export requirements;

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

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. To date, we have completed only three small acquisitions, and we therefore have limited experience in successfully acquiring and integrating additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. We may have difficulty integrating acquired businesses, technologies or products with our existing products and services. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. In addition, any acquisitions we are able to complete may not result in the synergies or any other benefits we had expected to achieve, which could result in substantial write-offs. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

Our business may suffer if it is alleged or found that our products infringe the intellectual property rights of others.

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. For example, we are currently engaged in litigation as further described in Part I, Item 3. Legal Proceedings. In addition, we may be contractually obligated to indemnify our customers or other third parties that use or resell our products in the event our products are alleged to infringe a third-party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. For example, in June 2014, the jury in a patent infringement case returned a verdict against us and in December 2014 the court entered a final judgment against us in the amount of $14.7 million, as further described in Part I, Item 3. Legal Proceedings. If we cannot or do not license alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2015, we had 95 issued patents and 62 patent applications pending in the United States. In foreign jurisdictions, we have 155 patents granted and 74 patent applications pending, which are collectively based on 65 U.S. patent applications. Our patents expire at various times between 2017 and 2034. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

Some of our products rely on technologies developed or licensed by third-parties. We may seek to license technology from third parties for future products and services. We may not be able to obtain or continue to obtain licenses and technologies from these third parties on commercially reasonable terms or at all. Our inability to retain our current third-party licenses or obtain third-party licenses required to develop new products or product enhancements could require us to obtain alternate technology that may be of lower quality or performance standards or at greater cost, or could require that we change our product and design plans, any of which could limit or delay our ability to manufacture and sell our products.

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

We are an “emerging growth company,” or EGC, as defined in the JOBS Act, and, for as long as we continue to be an EGC, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from our IPO date, although if our annual revenue exceeds $1.0 billion in any year or our market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before the end of that five-year period, we would cease to be an EGC as of December 31 of that year. If we lose our EGC status before the end of the five year periods, we will be required to comply with all the reporting requirements applicable to other public companies including, but not limited to, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find our common stock less attractive as we continue to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

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

The SEC has recently adopted regulations concerning the supply of certain minerals, known as conflict minerals, originating from the conflict zones of the Democratic Republic of Congo, or DRC, and adjoining countries. These regulations require us to determine the origin of certain materials used in our products and disclose whether we use any materials containing conflict minerals originating from the DRC and adjoining countries. Since supply chain is complex, we may face reputational harm if our customers or other stakeholders conclude that we are unable to verify sufficiently the origins of the minerals used in the products we sell. If it is determined that our products do contain or use any conflict minerals from the DRC or adjoining countries, additional requirements will be triggered. Compliance with these regulations may results in increased costs of regulatory compliance, potential risks to our reputation, difficulty satisfying any customers that insist on conflict-free products, and harm to our business.

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

Our cash, cash equivalent and short-term investment portfolio as of December 31, 2015 consisted of $124.4 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 31, 2015, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of December 31, 2015, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2029 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended December 31, 2015, the closing price of our common stock on the New York Stock Exchange ranged from $12.79 to $16.14 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the holders of an aggregate of 15,512,685 shares of our common stock have rights, subject to some conditions, that require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of the resale of these shares under the Securities Act would generally result in the shares becoming freely tradable without restriction. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

Our directors, executive officers and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of December 31, 2015, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 30.7% of our outstanding shares of common stock. As a result, these stockholders, acting together, would likely have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and other significant matters such as a merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would likely have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors, including the following:

•	our Board of Directors is classified into three classes of directors with staggered three-year terms;
•	only Chairman of the Board, our lead independent director, our CEO, our President or a majority of our Board of Directors is authorized to call a special meeting of stockholders;
•	our stockholders are only able to take action at a meeting of stockholders and not by written consent;
•	vacancies on our Board of Directors are able to be filled only by our Board of Directors and not by stockholders;
•	directors may be removed from office only for cause;
•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and
•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Redwood City, California, where we occupy facilities totaling approximately 171,100 square feet under a lease. We use these facilities for administration, sales and marketing, research and development, customer support, and professional services. In February 2015, the landlord for these facilities notified us of their intent to terminate the lease effective April 30, 2016.

On October 27, 2015, we entered into two substantially similar lease agreements pursuant to which we will lease an aggregate of approximately 191,800 square feet of space located in San Jose, California. We intend to use these facilities as our new worldwide corporate headquarters, and expect to relocate to these new headquarters during the second quarter of 2016.

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

ITEM 3. LEGAL PROCEEDINGS

EON Patent Litigation. In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers. The lawsuit alleges infringement of United States Patent Nos. 5,388,101, 5,481,546, and 5,592,491 (the “EON Patents”), by certain networking technology and services that we and the other defendants provide. Other defendants included Landis+Gyr AG, Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc., all of which settled with EON prior to trial. We filed answers, affirmative defenses and counterclaims denying the plaintiff’s allegations and asserting that the plaintiff’s patents are invalid.  A trial was held in June 2014. After the trial, the jury determined that we had infringed certain, but not all, of the claims under the EON Patents, and returned a verdict against us in the amount of $18.8 million. The court ruled there was insufficient evidence to support EON’s allegation of willful infringement and granted our motion to dismiss that claim. In June 2014, we filed post-trial motions with the court seeking, among other things, judgment as a matter of law to set aside the jury verdict, or in the alternative, a new trial. In its post-trial motions, EON sought pre-judgment interest and attorneys’ fees. Following post-trial motions, the court reduced the damage award to approximately $13.0 million, and in December 2014, entered a final judgment in that amount plus approximately $1.5 million in pre-judgment interest. The court subsequently revised the final judgment to include additional costs of about $0.2 million and entered an amended final judgment in December 2014. All of the EON Patents have expired and therefore EON is not seeking, and EON may not recover, any additional sums as royalties for our sales of products going forward.

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules. The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award.  Upon completion of the appeal process, both the surety bond and standby letter of credit will be released. In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment. EON filed a notice of cross appeal in January 2015, which it subsequently dropped in June 2015. We filed our opening appellate brief in March 2015, and EON filed its principal brief in May 2015. We filed our reply brief in July 2015, and the hearing took place in November 2015. The appellate court issued a ruling in February 2016, reversing the District Court’s prior decision and judgment against us with instructions to dismiss the case, awarding no money to EON.

TransData/OG&E Patent Litigation. In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company (“OG&E”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company meters with our wireless modules. We agreed with General Electric Company to contribute to pay the defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, and a hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013.  In May 2014, General Electric Company filed reexamination requests on the TransData patents at issue with the U.S. Patent and Trademark Office (the “USPTO”). In August and September 2014, General Electric Company also petitioned the USPTO for inter partes review of each patent. In October 2014, OG&E filed a motion to stay the litigation pending the reexamination of the patents by the USPTO, which the court denied in January 2015.  In March 2015, the USPTO issued decisions declining to institute the inter partes review.  Additionally, the USPTO has indicated that all claims for which reexamination was requested are allowable without amendment. In August 2015, the court ruled that TransData is limited to alleging infringement by only one type of General Electric Company meter, and that any other General Electric Company meters used by OG&E are, as a matter of law, not infringing. OG&E filed a motion requesting a final judgment of non-infringement in October 2015. The case was dismissed in January 2016.

TransData/Meter Manufacturer Patent Litigation. In September 2015, TransData filed separate suits in the Eastern District of Texas against meter manufacturers General Electric Company and GE Energy Management Services, Inc. (“GE”) and Landis+Gyr, Inc. and Landis+Gyr Technology, Inc. (“L+G”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including meters with our wireless modules. GE and L+G have each requested indemnification from us for the claims asserted against them under the terms of our master agreement. We have denied L+G’s request. In December 2015, GE settled with TransData in exchange for a release and license, and we agreed to contribute to the settlement between GE and TransData in exchange for a release of claims from GE. In January 2016, the suit against GE was dismissed.

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

JSDQ Mesh Technologies Patent Litigation. In September 2015, JSDQ Mesh Technologies LLC (“JSDQ”), a non-producing entity, filed suit against us and our customer, Pepco Holdings, Inc., in United States District Court for the District of Delaware. The complaint alleges infringement of United States Patent Nos. 7,286,828, RE43675 and RE44607 by certain networking technology that we provide. We agreed to indemnify, assume control of the defense and resolve the claim against Pepco Holdings. In December 2015, we settled with JSDQ for an immaterial amount.

Atlas/ComEd & Exelon and Atlas/PG&E Patent Litigation. In November 2015, Atlas IP, LLC filed separate suits against our customers Commonwealth Edison Company (“ComEd”) and Pacific Gas and Electric Co. (“PG&E”), alleging infringement of United States Patent No. 5,371,734 by communications between smart meters and access points over a neighborhood area network using wireless communication modules and networking equipment supplied by us. The suit against ComEd was filed in the Northern District of Illinois and also names Exelon Corp. (“Exelon”) as a defendant. The suit against PG&E was filed in the Northern District of California. We have agreed to assume the defense in both suits. In January 2016, we filed a motion to dismiss the ComEd complaint and to remove Exelon as a defendant. In February 2016, the court granted our motion to dismiss the complaint, and dismissed Exelon from the case with prejudice. Atlas IP filed an amended complaint against ComEd in February 2016. We filed a motion to dismiss the PG&E complaint in January 2016. The court has not yet issued a ruling.

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

	High	Low
Year Ended December 31, 2015
First quarter	$10.17	$7.10
Second quarter	$14.93	$8.95
Third quarter	$14.25	$10.80
Fourth quarter	$16.14	$12.79
Year Ended December 31, 2014
First quarter	$23.61	$15.18
Second quarter	$17.37	$9.75
Third quarter	$14.01	$9.05
Fourth quarter	$12.63	$6.90

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

Stockholders

As of December 31, 2015, there were 126 stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item concerning our equity compensation plans is incorporated by reference to the section of our Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2015 entitled “Equity Compensation Plan Information.”

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

	Base	INDEXED RETURNS
	Period	Quarter Ending
Company / Index	3/13/2013	3/31/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Silver Spring Networks, Inc.	100	78.77	113.36	78.77	95.45	79.00	60.59	43.86	38.32	40.64	56.41	58.55	65.50
NYSE Composite	100	100.64	101.97	107.72	117.08	119.24	125.17	122.71	124.98	126.42	126.17	115.14	119.87
S&P 1500 Communications Equipment	100	98.52	101.37	105.36	110.33	114.81	120.42	117.59	124.55	121.45	117.38	109.69	110.62

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of our common stock were repurchased during the quarter ended December 31, 2015.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with our consolidated financial statements, related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our results to be expected for 2016 or in any future period.

The selected consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013, and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements and are included in this Annual Report on Form 10-K. The consolidated statements of operations data for 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012, and 2011 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Revenue, net	$489,559	$191,288	$326,858	$196,737	$237,050
Cost of revenue(1)	263,816	134,951	211,504	165,018	214,099
Gross profit	225,743	56,337	115,354	31,719	22,951
Operating expenses:(1)
Research and development	61,295	64,771	77,018	61,998	57,510
Sales and marketing	33,452	36,388	34,931	29,104	25,221
General and administrative	46,372	41,260	45,160	29,261	34,353
Restructuring	1,671	1,789	—	—	1,097
Total operating expenses	142,790	144,208	157,109	120,363	118,181
Operating income (loss)	82,953	(87,871)	(41,755)	(88,644)	(95,230)
Other income (expense), net	104	123	(24,828)	(683)	3,234
Income (loss) before income taxes	83,057	(87,748)	(66,583)	(89,327)	(91,996)
Provision for income taxes	3,071	1,422	224	390	363
Net income (loss)	79,986	(89,170)	(66,807)	(89,717)	(92,359)
Deemed dividend to convertible preferred stockholders	—	—	(105,000)	—	—
Net income (loss) attributable to common stockholders	$79,986	$(89,170)	$(171,807)	$(89,717)	$(92,359)
Net income (loss) per share attributable to common stockholders
Basic	$1.60	$(1.84)	$(4.54)	$(24.45)	$(26.07)
Diluted	$1.55	$(1.84)	$(4.54)	$(24.45)	$(26.07)
Weighted average shares used to compute net loss per share attributable to common stockholders
Basic	49,963	48,377	37,877	3,670	3,543
Diluted	51,524	48,377	37,877	3,670	3,543

(1)	Includes stock-based compensation expense and common stock warrant issuance cost as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Stock-based compensation expense and common stock warrant issuance cost:
Cost of revenue	$6,135	$7,610	$12,275	$2,553	$3,089
Research and development	8,060	9,677	17,333	4,229	3,349
Sales and marketing	4,104	6,062	7,060	2,822	2,425
General and administrative(A)	8,180	10,512	15,836	5,488	8,469
Total stock-based compensation expense and common stock warrant issuance cost	$26,479	$33,861	$52,504	$15,092	$17,332

(A)

General and administrative expense for the year ended December 31, 2011 includes a $2.5 million expense for the issuance of a fully vested common stock warrant to purchase 50,000 shares of our common stock to a third party for purposes of establishing a charitable foundation following our initial public offering.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$124,445	$120,796	$145,852	$72,646	$71,687
Restricted cash	—	—	—	—	140
Deferred cost of revenue	235,750	333,030	276,123	245,163	206,303
Total assets	457,725	548,194	516,351	417,744	360,933
Deferred revenue	401,813	609,593	524,653	508,056	400,460
Long-term debt and capital lease obligations	285	1,448	2,998	56,066	22,382
Convertible preferred stock	—	—	—	270,725	270,725
Stockholders’ deficit	(33,865)	(133,819)	(78,118)	(499,508)	(425,358)

Key Non-GAAP and Other Financial Measures

We believe that our results of operations under GAAP, when considered in isolation, may only provide limited insight into the performance of our business in any given period. As a result, we manage our business, make planning decisions, evaluate our performance and allocate resources by assessing non-GAAP and other financial measures, such as, non-GAAP revenue, recurring non-GAAP revenue, recurring non-GAAP revenue per endpoint, non-GAAP new solutions revenue, cost of non-GAAP revenue, gross profit on non-GAAP revenue, gross margin on non-GAAP revenue, and adjusted EBITDA, in addition to other financial measures presented in accordance with GAAP. We believe that these non-GAAP and other financial measures offer valuable supplemental information regarding the performance of our business, and will help investors better understand the sales volumes, and gross margin and profitability trends, as well as the cash flow characteristics, of our business. These non-GAAP and other financial measures should not be considered in isolation from, are not a substitute for, and do not purport to be an alternative to, revenue, recurring revenue, recurring revenue per endpoint, new solutions revenue, cost of revenue, gross profit, gross margin, or any other performance measure derived in accordance with GAAP.

Non-GAAP Revenue

Non-GAAP revenue represents amounts invoiced for products for which ownership, typically evidenced by title and risk of loss, has transferred or services that have been provided to the customer, and for which payment is expected to be made in accordance with normal payment terms. Non-GAAP revenue excludes amounts for undelivered products, services to be performed in the future, and amounts paid or payable to customers. Non-GAAP revenue is initially recorded as deferred revenue and is then recognized as revenue when all revenue recognition criteria have been met under our accounting policies as described in Part II, Item 8. Financial Statements and Supplementary Data, Note 1, Significant Accounting Policies — Revenue Recognition, of Notes to Consolidated Financial Statements. We reconcile revenue to non-GAAP revenue by adding revenue to the change in deferred revenue in a given period.

Recurring Non-GAAP Revenue and Recurring Non-GAAP Revenue per Endpoint

Recurring non-GAAP revenue is our non-GAAP revenue from our managed services and SaaS offering, as well as customer support and other service offerings. Recurring non-GAAP revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We do have other sources of revenue that are recurring in nature in both our product and services solutions but we believe revenue from our managed services and SaaS offerings, as well as customer support and other service revenue, best represents our overall recurring non-GAAP revenue. We reconcile recurring revenue to recurring non-GAAP revenue by adding revenue due to the change in deferred revenue in a given period.

Recurring non-GAAP revenue per endpoint represents a trailing twelve months (“TTM”) recurring non-GAAP revenue from our managed services and SaaS offering divided by cumulative home and business endpoints shipped from inception to date.

Non-GAAP New Solutions Revenue

New solutions revenue includes revenues derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink Data Platform. New solutions revenue represents incremental opportunities to deliver benefits into our customers’ deployed network or in some cases new stand-alone opportunities to deliver our new solutions. Non-GAAP new solutions revenue is calculated as total non-GAAP revenue minus non-GAAP revenue related to our advance metering solutions. We reconcile new solutions revenue to non-GAAP new solutions revenue by adding new solutions revenue to the change in deferred new solutions revenue in a given period.

Cost of Non-GAAP Revenue

Cost of non-GAAP revenue represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation and amortization of intangibles and acquisition-related charges. Cost of product shipments for which revenue is not recognized in the period incurred is recorded as deferred cost of revenue. Deferred cost of revenue is expensed in the statement of operations as cost of revenue when the corresponding revenue is recognized. Costs related to services are expensed in the period incurred. We reconcile cost of revenue to cost of non-GAAP revenue by adding cost of revenue to the change in deferred cost of revenue, less stock-based compensation, amortization of intangibles, and acquisition-related charges included in cost of revenue, in a given period.

Gross Profit and Gross Margin on Non-GAAP Revenue

Gross profit on non-GAAP revenue is the difference between non-GAAP revenue and cost of non-GAAP revenue. Gross margin on non-GAAP revenue is non-GAAP gross profit as a percentage of non-GAAP revenue.

Adjusted EBITDA

Adjusted EBITDA is net income (loss) adjusted for changes in deferred revenue and deferred cost of revenue, other (income) expense, net, provision (benefit) for income taxes, depreciation and amortization, stock-based compensation, acquisition-related charges, restructuring charges, legal settlements and certain other items management believes affect the comparability of operating results.

The non-GAAP financial measures set forth below for the years ended December 31, 2015, 2014 and 2013 have been derived from our audited financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per endpoint and percentages)
Non-GAAP revenue, net(1)	$281,924	$276,708	$344,086
Recurring non-GAAP revenue (TTM)(2)	$52,416	$44,504	$36,657
Recurring non-GAAP revenue per endpoint(2)	$2.28	$2.20	$2.02
Non-GAAP new solutions revenue, net(3)	$55,854	$41,280	$31,172
Cost of non-GAAP revenue(4)	$159,266	$183,692	$230,076
Gross profit on non-GAAP revenue(5)	$122,658	$93,016	$114,010
Gross margin on non-GAAP revenue(5)	44%	34%	33%
Adjusted EBITDA(6)	$14,710	$(17,201)	$3,834

(1)	The following table reconciles revenue to non-GAAP revenue, net:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue, net	$489,559	$191,288	$326,858
Change in deferred revenue, net of foreign currency translation	(207,635)	85,420	17,228
Non-GAAP revenue, net	$281,924	$276,708	$344,086

(2)	The following table reconciles recurring revenue to recurring non-GAAP revenue and recurring revenue per endpoint to recurring non-GAAP revenue per endpoint:

	Year Ended December 31,			Change in	Change in
	2015	2014	2013	2015	2014
	(unaudited, in thousands, except per endpoint)
Recurring revenue (TTM)(a)	$71,947	$35,220	$60,061	$36,727	$(24,841)
Changes in deferred revenue, net of foreign currency translations	(19,531)	9,284	(23,404)	(28,815)	32,688
Recurring non-GAAP revenue (TTM)(a)	$52,416	$44,504	$36,657	$7,912	$7,847
Cumulative network endpoints delivered	22,954	20,266	18,184	2,688	2,082
Recurring revenue per endpoint(a)	$3.13	$1.74	$3.30	$1.40	$(1.56)
Recurring non-GAAP revenue per endpoint(a)	$2.28	$2.20	$2.02	$0.08	$0.18

(a)

Certain amounts have been reclassified in 2014 from professional services to managed services and SaaS related to product support which is recurring in nature to conform to current period presentation.

(3)	The following table reconciles new solutions revenue to non-GAAP new solutions revenue, net:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
New solutions revenue, net	$67,746	$23,782	$25,495
Change in deferred revenue, net of foreign currency translation	(11,892)	17,498	5,677
New solutions non-GAAP revenue, net	$55,854	$41,280	$31,172

(4)	The following table reconciles cost of revenue to cost of non-GAAP revenue:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$263,816	$134,951	$211,504
Change in deferred cost of revenue, net of foreign currency translation	(97,274)	56,767	31,039
Less: Stock-based compensation included in cost of revenue	(6,135)	(7,609)	(12,275)
Less: Amortization of intangibles included in cost of revenue	(1,041)	(417)	(192)
Less: Acquisition-related charges	(100)	—	—
Cost of non-GAAP revenue	$159,266	$183,692	$230,076

(5)	The following table reconciles gross profit to gross profit on non-GAAP revenue, and gross margin to gross margin on non-GAAP revenue:

	Year Ended December 31,
	2015	2014	2013
	(unaudited, in thousands)
Gross profit	$225,743	$56,337	$115,354
Change in deferred revenue, net of foreign currency translation	(207,635)	85,420	17,228
Change in deferred cost revenue, net of foreign currency translation	97,274	(56,767)	(31,039)
Amortization of intangibles included in cost of revenue	1,041	417	192
Stock-based compensation included in cost of revenue	6,135	7,609	12,275
Acquisition-related charges	100	—	—
Gross profit on non-GAAP revenue	$122,658	$93,016	$114,010
Gross margin on revenue	46%	29%	35%
Gross margin on non-GAAP revenue	44%	34%	33%

(6)	The following table reconciles net income (loss) to adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013
	(unaudited, in thousands)
Net income (loss)	$79,986	$(89,170)	$(66,807)
Change in deferred revenue, net of foreign currency translation	(207,635)	85,420	17,228
Change in deferred cost of revenue, net of foreign currency translation	97,274	(56,767)	(31,039)
Other (income) expense, net	(104)	(123)	24,828
Provision for income taxes	3,071	1,422	224
Depreciation and amortization	7,822	6,467	6,646
Stock-based compensation	26,479	33,861	52,504
Legal settlements	3,595	(100)	250
Acquisition-related charges	2,551	—	—
Restructuring	1,671	1,789	—
Adjusted EBITDA	$14,710	$(17,201)	$3,834

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

•	our non-GAAP measures do not reflect the impact of issuing stock-based compensation to our management team and employees;
•	our non-GAAP measures do not reflect the impact of the amortization of intangibles assets acquired in connection with acquisitions and acquisitions-related charges;
•	our non-GAAP measures do not reflect income tax (benefit) expense in connection with acquisitions or legal settlement costs;
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth under Part II, Item 6. Selected Consolidated Financial Data, and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements in this discussion, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Silver Spring Networks, Inc. has over ten years of experience creating, building and successfully deploying large scale networks and solutions enabling the IoT for critical infrastructure. The IoT refers to a system where a diversity of physical devices has the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading smart grid network platform by applying advanced networking technology and solutions to the power grid. We have broadened our focus beyond the smart grid to other utility networks including gas and water, and other critical infrastructure such as street lights, which enable smarter and more efficient cities.

For the smart grid, we provide a leading networking platform and solutions that enable utilities to transform the power grid infrastructure into the smart grid. The smart grid intelligently connects millions of devices that generate, control, monitor and consume power, providing timely information and control to both utilities and consumers. We believe that the application of networking technology to the power grid has started to transform the energy industry through better communication just as the application of networking technology to the computing industry enabled the internet.

We believe the power grid is one of the most significant elements of contemporary industrial infrastructure that has yet to be extensively networked with modern technology. To address this challenge, we pioneered a fundamentally new approach to connect utilities with millions of devices on the power grid. We believe our technology has started to yield significant benefits to utilities, consumers and the environment, as the industry has started to realize the potential benefits of increased communication capabilities being deployed in the smart grid. These benefits include more efficient management of energy, improved grid reliability, capital and operational savings, integration with renewable-generation sources, consumer empowerment and assistance in complying with evolving regulatory mandates through reduced carbon emissions.

We intend to continue to innovate in order to advance our networking platform to support increased performance, a broader range of communications modules, including compact battery-operated solutions and advanced analytics capabilities. We believe this will enable a more powerful smart grid with support for more devices, applications and solutions. We believe these technological advances are also well-suited to provide intelligence to other devices within our core smart grid market, as well as adjacent markets for distribution systems to gas and water utilities.

We believe our technology is also well suited for a range of other solutions across the broader category of the IoT. We are focused on critical infrastructure within the IoT that requires similar networking performance as our smart grid solution. Our first expansion beyond the power grid has been on city infrastructure, specifically networking street lights. We believe that by applying advanced networking technology, we can enable cities to achieve their goals for increasing energy and operating efficiency while improving quality of life. Longer term, we look to expand our reach into an even broader range of IoT markets by working with new and existing customers to open their smart grid networks to third parties and support a wide range of devices, applications and solutions.

For the years ended December 31, 2015, 2014 and 2013 our total revenue was $489.6 million, $191.3 million and $326.9 million, respectively. In the same periods, our total non-GAAP revenue was $281.9 million, $276.7 million and $344.1 million, respectively. In addition, for the years ended December 31, 2015, 2014 and 2013, we earned gross profit of $225.7 million, $56.3 million and $115.4 million, respectively, and incurred net income of $80.0 million, net loss of $(89.2) million, and $(66.8) million, respectively. To date, a substantial majority of our revenue and non-GAAP revenue has been attributable to a limited number of customer deployments of our networking platform and advanced metering solution. Please see Part II, Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures and Factors Affecting Our Performance, Key Elements of Operating and Financial Performance for more information on non-GAAP revenue. Our new solutions, which include products such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink solution is being piloted and deployed by some of our customers and, to date, we have recognized limited revenue and non-GAAP revenue on these solutions as compared with those of our advanced metering solution. We are an “emerging growth company,” as defined in the

Jumpstart Our Business Startups Act of 2012, or JOBS Act. Under Section 107(b) of the JOBS act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail our company of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Customer Acceptance Provisions Impact Timing of Revenue Recognition

Our sales are generally made pursuant to MSAs. Our customer arrangements provide that we may bill and collect for products when ownership has transferred and for services when they have been provided. Our MSAs for each customer include initial acceptance provisions, followed by subsequent acceptances as the deployment progresses. The time to achieve these specific performance levels varies based on several factors, which may include the size and density of a customer’s service territory and the complexity of a customer’s deployment plan. From incorporation through December 31, 2014, we deferred revenue for arrangements that contain customer-specific acceptance criteria until we determined whether acceptance was achieved due to our limited experience with customer deployments during that time period. During the quarter ended March 31, 2015, following the completion of analyses of our historical experience, we determined that receipt of customer acceptance is no longer considered necessary if (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria are met. As a result, we have changed the timing of revenue recognition based on customer acceptance.  See Part II, Item 8. Financial Statements and Supplementary Data, Note 1, Significant Accounting Policies — Revenue Recognition, of Notes to Consolidated Financial Statements.

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

Product Costs

Our objective is to continue decreasing product costs and improving product gross margins through engineering design cost reductions, higher volume purchasing of our hardware, elimination of single-source parts and additional economies of scale. We leverage the production capacity of our third-party contract manufacturers to maintain production volume capacity and benefit from their volume component buying power. This allows us to preserve flexibility over our supply chain, while committing to minimum production volumes.  In the fourth quarter of 2015, we experienced a significant increase in non-GAAP gross margin versus prior periods due to a favorable shift in product mix and also a reduced mix of lower-margin third-party content in our overall revenue mix. We do expect fluctuation in our non-GAAP gross margin in future periods but expect our third-party content to remain at lower levels in 2016.

Innovation of New Products and Services Expansion

An important aspect of our strategy depends on our ability to expand beyond advanced metering sales and sell additional solutions to our existing and prospective customers. In December 2015, we announced Starfish, a wireless IPv6 network service for the IoT. Our internal investments in SilverLink and our January 2015 acquisition of Detectent are intended to assist us in selling additional solutions to our existing and prospective customers.  There can be no assurance that these products and services will be accepted by utilities or consumers. Similarly, our future success depends on our ability to expand our business beyond the smart grid into smart city infrastructure. Our May 2014 acquisition of Streetlight.Vision adds street light control and management software to broaden our smart city and street lights offerings. There can be no assurance that this or other future smart city products and services will be accepted by potential customers. Other competing products and services for both the smart grid and smart city infrastructure may emerge and may be more successful.

International Expansion

Our future growth will depend, in part, on our ability to increase sales of our networking platform internationally. Historically, the majority of our revenue and non-GAAP revenue have been generated from the United States. In 2015, international customers accounted for 13% of revenue and 16% of our non-GAAP revenue, respectively. We intend to aggressively pursue new customers internationally, which may increase operating expenses in the near term and may not result in revenues or non-GAAP revenues until future periods, if at all.

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

Key Elements of Operating and Financial Performance

We monitor the key elements of our operating and financial performance set forth below to help us evaluate growth trends, determine investment priorities, establish budgets, measure the effectiveness of our sales efforts and assess operational efficiencies. These key elements of operating and financial performance include certain non-GAAP measures which consist of non-GAAP revenue, recurring non-GAAP revenue per endpoint, cost of non-GAAP revenue and gross profit on non-GAAP revenue, adjusted EBITDA and total backlog, in addition to other financial measures presented in accordance with GAAP. For more information regarding our use of non-GAAP measures, see Part II, Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures.

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. In 2015, product revenue represented 72% and service revenue represented 28% of our total revenue. For the year ended December 31, 2015, we shipped 2.7 million endpoints. We have shipped 22.9 million cumulative endpoints from inception to December 31, 2015.

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

Our service revenue includes fees for managed services and SaaS, and professional services. For the year ended December 31, 2015, revenue from managed services and SaaS, and professional services represented 15% and 13%, respectively, of our total revenue.

For the year ended December 31, 2015, our advanced metering solutions represented 86% of total revenue, and our new solutions represented 14% of total revenue. Advanced metering solutions revenue includes hardware and software products along with services primarily related to deployment of the network canopy through our access points and the shipment of our communications modules which are integrated into third-party meters for deployment to homes and businesses supported by our customer base. New solutions revenue includes revenues derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink Data Platform, with revenue from Detectent beginning in 2015.

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments of our advanced metering solution. In 2015, the deployments for ComEd and PHI represented 31% and 27% of our revenue, respectively.

Each of these total revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to our third-party device manufacturers, as well as direct revenue from our customers. We expect that a limited number of customers will continue to account for a substantial portion of our revenue in future periods although these customers have varied and are likely to vary from period to period.

Non-GAAP Revenue

For the year ended December 31, 2015, non-GAAP product revenue represented 66%, and non-GAAP service revenue represented 34% of our total non-GAAP revenue. For a description of non-GAAP revenue, see Part II, Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures. Our non-GAAP service revenue includes revenue from managed services and SaaS, and professional services. For the year ended December 31, 2015, revenue from managed services and SaaS and professional services represented 19% and 15%, respectively, of our total revenue.

For the year ended December 31, 2015, non-GAAP revenue from our advanced metering solutions and new solutions represented 80% and 20%, respectively, of total revenue.

To date, a substantial portion of our non-GAAP revenue is attributable to a limited number of customer deployments of our advanced metering solution. In 2015, the deployments for ComEd, CPS, and FPL represented 33%, 11%, and 11% of total non-GAAP revenue, respectively.

Each of these total non-GAAP revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to our third-party device manufacturers, as well as direct invoices to our customers.

Recurring Revenue per Endpoint

Recurring revenue is our revenue from our managed services and SaaS offering, as well as customer support and other service offerings. Recurring revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We do have other sources of revenue that are recurring in nature in both our product and services solutions but we believe revenue from our managed services and SaaS offerings, as well as customer support and other service revenue, best represents our overall recurring revenue. Recurring revenue per endpoint represents a trailing twelve months (“TTM”) recurring revenue from our managed services and SaaS offering divided by cumulative home and business endpoints shipped from inception to date. Recurring revenue per endpoint for the year ended December 31, 2015 was $3.13. Changes in recurring revenue are primarily driven by the timing of customer acceptances and recognition of revenue subject to contingency provisions.

Recurring Non-GAAP Revenue and Recurring Non-GAAP Revenue per Endpoint

Recurring non-GAAP revenue is our non-GAAP revenue from our managed services and SaaS offering, as well as customer support and other service offerings.  Non-GAAP managed services and SaaS revenue is primarily recurring in nature and includes some one-time set-up fees related to the business. These one-time set-up fees could cause fluctuations in our recurring non-GAAP revenue from period to period. In addition, our managed services and SaaS offerings are subject to regular renewals and renegotiations with our customers, which could contribute to fluctuations or cancellations in the amount of revenue which is deemed to be recurring from period to period, which in turn, could cause fluctuations in the amount of recurring non-GAAP revenue and recurring non-GAAP revenue per endpoint from period to period.  For a description of recurring non-GAAP revenue and recurring non-GAAP revenue per endpoint, see Part II, Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures.

Recurring non-GAAP revenue per endpoint represents the amount of incremental revenue we derive from our growing footprint of networked homes and business as a result of sales of our additional solutions and services. Recurring non-GAAP revenue per endpoint for the year ended December 31, 2015 was $2.28. For a description of recurring non-GAAP revenue per endpoint, see Part II, Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures. We intend to continue to broaden the scope of our available solutions and services, which should have the effect of increasing the amount of recurring non-GAAP revenue per endpoint over time.

Cost of Revenue, Gross Profit, and Gross Margin

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

Service cost of revenue includes compensation and related costs for our service delivery, customer operations and customer support personnel, facilities and infrastructure cost and depreciation, and data center costs. In accordance with our accounting policies, we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred as described under Critical Accounting Policies and Estimates.

Our gross profit varies from period to period based on the volume, average selling prices, and mix of products and services recognized as revenue, as well as product and service costs, expense for warranty obligations, and inventory write-downs. The timing of revenue recognition and related costs, which depends primarily on customer acceptance, can fluctuate significantly from period to period and have a material impact on our gross profit and gross margin results. In addition, our gross profit (loss) will also increase based on revenue generated from sales of third-party devices. If in a given period our mix of revenue generated from third-party devices is higher, our gross profit will be lower as margin on third-party devises is lower as compare to our own products.

Cost of Non-GAAP Revenue, Gross Profit on Non-GAAP Revenue, and Gross Margin on Non-GAAP Revenue

Cost of non-GAAP revenue represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation and amortization of acquired intangibles as described in Part II, Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as legal settlement expenses, amortization of acquired intangibles, and restructuring charges. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount increased from 576 as of December 31, 2014 to 652 as of December 31, 2015.

Research and Development

Research and development expense represents the largest component of our operating expenses and consists primarily of:

•	compensation, including salaries, bonuses, and benefits and stock-based compensation provided to our hardware and software engineering personnel, as well as facility costs and other related overhead;
•	cost of prototypes and test equipment relating to the development of new products and the enhancement of existing products; and
•	fees for design, testing, consulting, legal and other related services.

We expense our research and development costs as they are incurred.

Sales and Marketing

Sales and marketing expense consists primarily of:

•

compensation, including salaries, bonuses, and benefits, sales commissions and stock-based compensation provided to our sales, marketing and business development personnel, as well as facility costs and other related overhead;

•	marketing programs, including expenses associated with industry events and trade shows;
•	amortization of acquired intangibles; and
•	travel costs.

General and Administrative

General and administrative expense consists primarily of:

•

compensation, including salaries, bonuses, and benefits and stock-based compensation provided to our executive, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead;

•	fees paid for professional services, including legal, tax and accounting services; and
•	legal settlement expenses.

Results of Operations and Key Non-GAAP Financial Measures

The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue, net	$489,559	$191,288	$326,858
Cost of revenue	263,816	134,951	211,504
Gross profit	225,743	56,337	115,354
Operating expenses:
Research and development	61,295	64,771	77,018
Sales and marketing	33,452	36,388	34,931
General and administrative	46,372	41,260	45,160
Restructuring	1,671	1,789	—
Total operating expenses	142,790	144,208	157,109
Operating income (loss)	82,953	(87,871)	(41,755)
Other income (expense), net	104	123	(24,828)
Income (loss) before income taxes	83,057	(87,748)	(66,583)
Provision for income taxes	3,071	1,422	224
Net income (loss)	$79,986	$(89,170)	$(66,807)

Revenue

The following table sets forth our revenue for the periods shown:

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands)			$ Change	% Change	$ Change	% Change
Product revenue	$353,041	$129,333	$224,310	$223,708	173%	$(94,977)	(42)%
Percent of net revenue	72.1%	67.6%	68.6%
Service revenue	$136,518	61,955	102,548	74,563	120%	(40,593)	(40)%
Percent of net revenue	27.9%	32.4%	31.4%
Revenue, net	$489,559	$191,288	$326,858	$298,271	156%	$(135,570)	(41)%

Revenue from our advanced metering solution and new solutions represented 86% and 14%, respectively, of our total revenue for the year ended December 31, 2015. Of the $489.6 million total revenue recognized in 2015, $139.4 million, or 28%, was due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Part II, Item 8. Financial Statements and Supplementary Data, Note 1, Significant Accounting Policies – Revenue Recognition, of Notes to Consolidated Financial Statements, and $161.5 million, or 33%, of revenue was due to the receipt of customer initial acceptances. The remaining $188.7 million, or 39%, was due to performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015. Revenue from international customers represented 13% of total revenue in 2015.

Revenue from our advanced metering solution and new solutions represented 88% and 12%, respectively, of total revenue for the year ended December 31, 2014. Of the $191.3 million total revenue recognized in 2014, $163.2 million, or 85%, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2014, and $28.1 million, or 15%, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2014. Revenue from international customers represented 47% of total revenue in 2014.

Revenue from our advanced metering solution and new solutions represented 92% and 8%, respectively, of total revenue for the year ended December 31, 2013. Of the $326.9 million total revenue recognized in 2013, $273.5 million, or 84%, was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2013, and $53.4 million, or 16%, was due to the receipt of customer acceptances of initial phases of deployment of our networking platform and solutions during 2013. Revenue from international customers represented 13% of total revenue in 2013.

In 2015, the deployments for ComEd and PHI represented 31% and 27% of our revenue, respectively. In 2014, the deployments for CHED Service Pty Ltd, (“CHED”) and Progress Energy Service Company LLC (which was acquired by Duke Energy Corporation) (“Progress”) represented 21% and 13% of our revenue, respectively. In 2013, the developments for Pacific Gas and Electric Company (“PG&E”) and FPL represented 39% and 20% of our revenue, respectively.

We anticipate that revenue in 2016 will be lower than the levels achieved in 2015, and may fluctuate from period to period throughout 2016 primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements as described above under Factors Affecting Our Performance—Customer Acceptance Provisions Impact Timing of Revenue Recognition.

Product Revenue

The $223.7 million, or 173%, increase in product revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was due to increase of product revenue of $111.3 million resulting from the change in assessment of the impact of customer-specific acceptance criteria further discussed in Part II, Item 8. Financial Statements and Supplementary Data, Note 1, Significant Accounting Policies – Revenue Recognition, of the Notes to Consolidated Financial Statements. The remaining $110.4 million increase of revenue was primarily due to the receipt of initial customer acceptances, and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015.

The $95.0 million, or 42%, decrease in product revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to a decrease of $81.5 million in hardware revenue and a decrease of $13.5 million in software revenue.

The $81.5 million decrease in hardware revenue was primarily due to a $108.0 million decrease related to lower volume, partially offset by an increase of $27.7 million related to product mix. The $13.5 million decrease in software revenue was primarily due to decreased software purchases by customers.

Service Revenue

The $74.6 million, or 120%, increase in service revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was due to increase of service revenue of $28.1 million resulting from the change in assessment of the impact of customer-specific acceptance criteria further discussed in Part II, Item 8. Financial Statements and Supplementary Data, Note 1, Significant Accounting Policies – Revenue Recognition. The remaining $46.5 million increase of revenue was due to the receipt of initial customer acceptances, and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015.

The $40.6 million, or 40%, decrease in service revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to a decrease of $38.7 million from the recognition of service revenue that was previously deferred in prior year subject to contingency provisions with customers who have now completed their network deployment and optimization and a decrease of $2.3 million for services associated with the receipt of new customer acceptances.

Our service revenue includes revenue from our managed services and SaaS offering, and professional services. For the years ended December 31, 2015, 2014, and 2013, revenue from managed services and SaaS, represented 15%, 18%, and 18%, respectively, and professional services represented 13%, 14%, and 13%, respectively, of our total revenue.

Recurring Revenue per Endpoint

Recurring revenue per endpoint for the years ended December 31, 2015, 2014, and 2013 was $3.13, $1.74 and $3.30, respectively. The increase is due to higher revenue recognized during the year ended December 31, 2015 as compared to December 31, 2014 due to change in assessment of the impact of customer-specific acceptance criteria further discussed in Part II, Item 8. Financial Statements and Supplementary Data, Note 1, Significant Accounting Policies — Revenue Recognition, of Notes to Consolidated Financial Statements.

We anticipate that revenue in 2016 may fluctuate from period to period throughout 2016 primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements as described above under Factors Affecting Our Performance—Customer Acceptance Provisions Impact Timing of Revenue Recognition.

Non-GAAP Revenue

The following table sets forth our reconciliation of revenue to non-GAAP revenue for the periods shown:

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(unaudited, in thousands)			$ Change	% Change	$ Change	% Change
Revenue, net	$489,559	$191,288	$326,858	$298,271	156%	$(135,570)	(41)%
Change in deferred revenue, net of foreign currency translation	(207,635)	85,420	17,228	(293,055)	(343)%	68,192	396%
Non-GAAP revenue, net	$281,924	$276,708	$344,086	$5,216	2%	$(67,378)	(20)%

The $5.2 million, or 2%, increase in non-GAAP revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to a $13.7 million increase in non-GAAP service revenue, consisting of $7.9 million in managed services and SaaS, and $5.8 million in professional services revenue. The growth in managed services and SaaS business was due to ramp up of full deployment from customers as well as acquisition of Detectent. This increase was offset by a net decrease of $8.4 million in non-GAAP product revenue primarily due to lower third-party content and product mix. The net decrease of $8.4 million in non-GAAP product revenue was a result of $22.1 million decrease in hardware volume primarily related to reduced third-party content, offset by a $13.7 million increase in software revenue. Non-GAAP revenue from international customers represented 16% of total non-GAAP revenue in 2015.

The $67.4 million, or 20%, decrease in non-GAAP revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to decrease in product revenue of $71.9 million, which was a result of a $48.8 million decrease in hardware volume primarily related to reduced third-party content, and a $23.1 million decline in software revenue. This was partially offset by an increase of $4.5 million in services revenue which was driven by growth from our managed services and SaaS business. Non-GAAP revenue from international customers represented 12% of total non-GAAP revenue in 2014.

To date, a substantial portion of our non-GAAP revenue is attributable to a limited number of customer deployments of our advanced metering solution. In 2015, the deployments for ComEd, CPS, and FPL represented 33%, 11%, and 11% of total non-GAAP revenue, respectively. In 2014, the deployments for ComEd, BG&E, and Virginia Electric and Power Company (“Dominion”) represented 19%, 13%, and 10% of total non-GAAP revenue, respectively.

We anticipate that non-GAAP revenue will fluctuate period to period throughout 2016, with modest growth as compared to the year ended December 31, 2015 for the reasons as described above under —Factors Affecting Our Performance.

Non-GAAP revenue from our advanced metering and new solutions represented 80% and 20%, respectively, of our total non-GAAP revenue for the year ended December 31, 2015, 85% and 15%, respectively, of our total non-GAAP revenue for the year ended December 31, 2014, and 91% and 9%, respectively, of our total non-GAAP revenue for the year ended December 31, 2013.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 66%, 19%, and 15%, respectively, of our total non-GAAP revenue for the year ended December 31, 2015, 70%, 15%, and 15%, respectively, of our total non-GAAP revenue for the year ended December 31, 2014, and 77%, 11% and 12%, respectively, of our total non-GAAP revenue for the year ended December 31, 2013.

Recurring non-GAAP Revenue per Endpoint

Recurring non-GAAP revenue per endpoint for the year ended December 31, 2015, 2014 and 2013 was $2.28, $2.20 and $2.02, respectively. The increase in recurring non-GAAP revenue per endpoint for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is due to incremental monthly fee revenue as customers’ ramp up deployments of our managed services and SaaS solutions and partially attributable to the acquisition of Detectent. The increase in recurring non-GAAP revenue per endpoint for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is due to incremental monthly fee revenue as new customers’ ramp up deployments of our managed services and SaaS solutions. For a description of recurring non-GAAP revenue per endpoint, see Part II, Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Measures.

Cost of Revenue, Gross Profit, and Gross Margin

The following table sets forth our cost of revenue and gross profit for the periods shown:

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands)			$ Change	% Change	$ Change	% Change
Product cost of revenue	$202,430	$77,158	$150,315	$125,272	162%	$(73,157)	(49)%
Service cost of revenue	61,386	57,793	61,189	3,593	6%	(3,396)	(6)%
Total cost of revenue	$263,816	$134,951	$211,504	$128,865	95%	$(76,553)	(36)%
Product gross profit	$150,611	$52,175	$73,995	$98,436	189%	$(21,820)	(29)%
Percent of product revenues	42.7%	40.3%	33.0%
Service gross profit	75,132	4,162	41,359	70,970	1705%	(37,197)	(90)%
Percent of service revenues	55.0%	6.7%	40.3%
Total gross profit	$225,743	$56,337	$115,354	$169,406	301%	$(59,017)	(51)%
Percent of net revenues	46.1%	29.5%	35.3%

Product Cost of Revenue. Out of the increase of $125.3 million, or 162%, in product cost of revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014, $55.9 million was due to the change in assessment of the impact of customer-specific acceptance criteria further discussed in Part II, Item 8. Financial Statements and Supplementary Data, Note 1, Significant Accounting Policies – Revenue Recognition, of Notes to Consolidated Financial Statement. The remaining increase of $69.4 million was due to the receipt of customer acceptance in 2015 of an initial phase of deployment of our networking platform and solution with the remainder of the increase due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015.

The $73.2 million, or 49%, decrease in product cost of revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to a decrease of $73.3 million from lower volumes and $1.0 million in stock based compensation, partially offset by an increase of $1.8 million related to higher costs and change in product mix and an increase of $1.0 million in software costs.

Service Cost of Revenue. Out of the $3.6 million, or 6%, increase in service cost of revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014, $5.8 million was due to an increase in professional services employee compensation and personnel-related expenses driven by increase in headcount as a result of Detectent acquisition, and partially offset by a decrease of $2.0 million in stock-based compensation expense.

The $3.4 million, or 6%, decrease in service cost of revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due to a decrease of $3.7 million in stock based compensation related to our IPO and $1.7 million in professional and outside services, partially offset by a $2.0 million increase in payroll compensation and benefits.

Product Gross Margin.  Product gross margin as a percentage of product revenue increased by 2.4 points during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to higher margin from revenue generated from change in assessment of the impact of customer-specific acceptance criteria further discussed in Part II, Item 8. Financial Statements and Supplementary Data, Note 1, Significant Accounting Policies – Revenue Recognition, of Notes to Consolidated Financial Statement and incremental software revenue recognized.

Product gross margin as a percentage of product revenue increased by 7.3 points during the year ended December 31, 2014 compared to the 2013, primarily due to a favorable shift in product mix as well as a reduced mix of lower-margin third-party content in our overall revenue mix.

Service Gross Margin. Service gross margin as a percentage of services net revenues increased by 48.3 points during the year ended December 31, 2015 compared to the 2014, primarily due $74.6 million increase in service revenue as a result of the change in assessment of the impact of customer-specific acceptance criteria further discussed in Part II, Item 8. Financial Statements and Supplementary Data, Note 1, Significant Accounting Policies – Revenue Recognition, of Notes to Consolidated Financial Statement.

Service gross margin as a percentage of services net revenues decreased during the year ended December 31, 2014 compared to the 2013, primarily due to a decrease in overall service revenue of $40.6 million as explained in the Service Revenue section above, while the cost of service revenue decreased by $3.4 million primarily due to the timing of when services costs are incurred as described under Cost of Revenue and Gross Profit above.

Changes in our service cost of revenue are disproportionate to changes in our service revenue because we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred, as described under Key Elements of Operating and Financial Performance—Cost of Revenue and Gross Profit. In addition, we may incur gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Cost of Non-GAAP Revenue, Gross Profit on Non-GAAP Revenue, and Gross Margin on Non-GAAP Revenue

The following table sets forth our reconciliation of cost of revenue to cost of non-GAAP revenue for the periods shown:

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(unaudited, in thousands)			$ Change	% Change	$ Change	% Change
Cost of revenue	$263,816	$134,951	$211,504	$128,865	95%	$(76,553)	(36)%
Change in deferred cost of revenue, net of foreign currency translation	(97,274)	56,767	31,039	(154,041)	(271)%	25,728	83%
Less: Stock-based compensation included in cost of revenue	(6,135)	(7,609)	(12,275)	1,474	(19)%	4,666	(38)%
Less: Amortization of intangibles included in cost of revenue	(1,041)	(417)	(192)	(624)	150%	(225)	117%
Less: Acquisition-related charges	(100)	—	—	(100)	(100)%	—	0%
Cost of non-GAAP revenue	$159,266	$183,692	$230,076	$(24,426)	(13)%	$(46,384)	(20)%

Cost of non-GAAP revenue decreased by $24.4 million, or 13%, during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to a decrease of $28.8 million in product cost of non-GAAP revenue primarily due to a reduced mix of lower-margin third-party content in our overall revenue mix, partially offset by $4.4 million in higher service costs.

Cost of non-GAAP revenue decreased by $46.4 million, or 20%, during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to a decrease of $46.7 million in product cost of non-GAAP revenue primarily due to decreased third-party volume, partially offset by $0.3 million in higher service costs.

The following table sets forth our reconciliation of gross profit to gross profit on non-GAAP revenue for the periods shown:

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(unaudited, dollars in thousands)			$ Change	% Change	$ Change	% Change
Gross profit	$225,743	$56,337	$115,354	$169,406	301%	$(59,017)	(51)%
Changed in deferred revenue, net of foreign currency translation	(207,635)	85,420	17,228	(293,055)	(343)%	68,192	396%
Change in deferred cost of revenue, net of foreign currency translation	97,274	(56,767)	(31,039)	154,041	(271)%	(25,728)	83%
Amortization of intangibles included in cost of revenue	1,041	417	192	624	150%	225	117%
Stock-based compensation included in cost of revenue	6,135	7,609	12,275	(1,474)	(19)%	(4,666)	(38)%
Acquisition-related charges	100	—	—	100	100%	—	0%
Gross profit on non-GAAP revenue	$122,658	$93,016	$114,010	$29,642	32%	$(20,994)	(18)%
Gross margin on non-GAAP revenue	43.5%	33.6%	33.1%

Gross profit on non-GAAP revenue increased by $29.6 million, or 32%, during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a $20.3 million increase in product gross profit driven by higher volume and product mix, and a $9.4 million increase in service gross profit.

Gross profit on non-GAAP revenue decreased by $21.0 million, or 18%, during the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a decrease in gross profit of $25.2 million in product mix, partially offset by an increase of $4.2 million in services.

For the year ended December 31, 2015, gross margin on non-GAAP revenue was 44% as compared with 34% in 2014. The gross margin increase was primarily due to changes in product mix driven by low margin on third-party hardware, manufacturing efficiencies, as well as an increase in non-GAAP revenue attributable to software and services.

For the year ended December 31, 2014, gross margin on non-GAAP revenue was 34% as compared with 33% in 2013. The gross margin increase was primarily due to changes in product mix driven by a decrease in third-party hardware, as well as an increase in non-GAAP revenue attributable to services.

We anticipate that gross margin on non-GAAP revenue will fluctuate from period to period throughout 2016, and for the full year, may be at similar levels as 2015 for the reasons as described above under – Factors Affecting Our Performance.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands)			$ Change	% Change	$ Change	% Change
Research and development	$61,295	$64,771	$77,018	$(3,476)	(5)%	$(12,247)	(16)%
Percent of net revenues	12.5%	33.9%	23.6%
Sales and marketing	$33,452	36,388	34,931	(2,936)	(8)%	1,457	4%
Percent of net revenues	6.8%	19.0%	10.7%
General and administrative	$46,372	41,260	45,160	5,112	12%	(3,900)	(9)%
Percent of net revenues	9.5%	21.6%	13.8%
Restructuring	$1,671	1,789	—	(118)	(7)%	1,789	100%
Percent of net revenues	0.3%	0.9%	0.0%
Operating expenses	$142,790	$144,208	$157,109	$(1,418)	(1)%	$(12,901)	(8)%
Percent of net revenues	29.2%	75.4%	48.1%

Operating expenses consist primarily of employee compensation, including salaries, commissions, bonuses, benefits, and stock-based compensation, which fluctuate from period to period. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate continued spending in future periods in order to execute our long-term business plan. Facilities and information technology costs are allocated to each department based on usage and headcount.

Research and Development. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities. Research and development expense decreased by $3.5 million, or 5%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. These decreases are primarily due to a decrease of $1.7 million in employee compensation and personnel-related expenses and a decrease of $2.7 million in stock-based compensation primarily due to decrease in the grant date fair value of awards granted in 2015 as a result of lower exercise prices. This decrease was offset by an increase in the external consulting, outside services and engineering spending of $0.9 million.

The $12.2 million, or 16%, decrease in research and development expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to a decrease of $7.7 million in stock-based compensation, a decrease of $2.0 million in personnel-related expenses as a result of a restructuring plan initiated in 2014, and a decrease of $1.5 million in contractors and outside services.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products.

Sales and Marketing. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Sales and marketing expense decreased $2.9 million, or 8%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The decrease in 2015 is due to decrease in stock-based compensation of $2.2 million and lower employee compensation and personnel-related expense of $1.1 million. The decrease in stock-based compensation is primarily due to higher expenses in the year of 2014 due to equity awards becoming fully vested by the end of the year ended December 31, 2014, equity awards cancelled as a result of restructuring actions in the third quarter of 2014 and lower average grant date fair value of awards granted in 2015. This is offset by an increase of $0.4 million amortization expense related to acquired intangible assets.

The $1.4 million increase in sales and marketing expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to an increase of $2.2 million in personnel-related expenses, partially offset by a decrease of $1.0 million in stock-based compensation.

General and Administrative. General and administrative expense increased by $5.0 million or 12% for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase in 2015 is driven by $3.6 million in legal settlements, $2.8 million in external consulting, $1.9 million in acquisition related costs in connection with Detectent acquisition, $1.5 million of employee compensation and personnel-related expense, and $0.8 million of other administrative expenses. These increases are offset by a $3.4 million decrease in stock-based compensation and $1.6 million decrease in outside services fee. The decrease in stock-based compensation is attributed to equity awards cancelled as a result of restructuring actions in the third quarter of 2014 and lower average grant date fair value of awards granted in 2015.

The $3.9 million, or 9%, decrease in general and administrative expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to a decrease of $5.3 million in total stock-based compensation, partially offset by an increase of $1.4 million in outside services and $0.4 million in employee compensation and personnel-related expenses, respectively.

Restructuring. Restructuring expense for the year ended December 31, 2015 and 2014 was due to severance costs related to workforce reductions as a result of our restructuring plan which was initiated during the third quarter of 2014 to refocus our strategy, optimize our structure, and improve operational efficiencies. See Part II, Item 8. Financial Statements and Supplementary Data, Note 15, Restructuring, of Notes to Consolidated Financial Statements for more information.

Other Income (Expense), Net

The following table sets forth our other income (expense), net, for the periods shown:

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands)			$ Change	% Change	$ Change	% Change
Interest income	$468	$316	$86	$152	48%	$230	267%
Interest expense	(52)	(132)	(1,199)	80	(61)%	1,067	(89)%
Other expense, net	(312)	(61)	(39)	(251)	411%	(22)	56%
Conversion of promissory notes and remeasurement of preferred stock warrants and embedded derivatives	—	—	(23,676)	—	—	23,676	(100)%
Other income (expense), net	$104	$123	$(24,828)	$(19)	(15)%	$24,951	(100)%
Percent of net revenues	0.0%	0.1%	(7.6)%

Other income (expense), net, consists primarily of interest income on cash balances, foreign currency-related gains and losses, interest expense on capital leases, convertible promissory notes, and changes in the fair value of our preferred stock warrants and embedded derivatives. We have historically invested our cash in money market accounts and fixed income securities.

Other income (expense), net, was relatively flat for the year ended December 31, 2015 as compared to the year ended December 31, 2014, as increase of $0.3 million in foreign currency loss was offset by increase in interest income of $0.2 million and decrease in interest expense of $0.1 million.

Other income (expense), net, increased by $25.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to $23.7 million loss incurred in fiscal year 2013 relating to the conversion of convertible promissory notes and termination of warrants, $1.1 million in interest expense incurred in fiscal year 2013 on our convertible promissory notes, and $0.2 million increase in interest income.

Provision for Income Taxes

We have recorded a provision for state taxes and foreign taxes associated with our foreign subsidiaries. We have not reported a provision for federal taxes in the consolidated financial statements as the federal taxable income has been offset by the deferred tax asset arising from net operating losses from prior years. State provision arose from state minimum taxes and income tax from a few states where there were insufficient net operating losses from prior years to offset state taxable income. As of December 31, 2015, we had federal and state net operating loss carryforwards of $175.9 million and $276.8 million, respectively. If not utilized, the federal and state net operating loss carryforward will begin to expire in 2029 and 2016, respectively.

Our effective tax rate differs from the U.S. federal statutory rate primarily due to the valuation allowance on our deferred tax assets, differences between the U.S. federal tax rate and tax rates applicable to our non-U.S. operations, loss on debt extinguishments, and non-deductible stock-based compensation.

Liquidity and Capital Resources

As of December 31, 2015, we had $65.3 million in cash and cash equivalents and $59.2 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $2.0 million of foreign government and agencies securities as of December 31, 2015. These sovereign debt securities had an average credit rating of AAA and were predominantly from Germany. None of the securities deemed sovereign debt was from Greece, Ireland, Italy, Portugal or Spain. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations through the next 12 months.

At December 31, 2015, our total cash, cash equivalents, and short-term investments of $124.4 million were held for general corporate purposes, of which approximately $14.2 million was held outside of the United States. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. However, if these funds were needed for our domestic operations, we would be required to accrue and pay U.S. taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.

We expect that operating expenses will constitute a material use of our cash balances. In the near term, we intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate increased spending in future periods in order to execute our long-term business plan. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. Our cash flows from operating activities have fluctuated since our inception, and we expect cash flows to fluctuate from period to period in 2016 and beyond. We believe that our available cash balances and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of customer wins and related billings and the expansion of our production capacity, as well as sales and marketing activities, timing and extent of spending on research and development efforts and the continuing market acceptance of our networking platform and solutions.

On December 18, 2015, we entered into a senior secured credit facilities credit agreement (“Credit Facility”) with Silicon Valley Bank and HSBC Bank USA, National Association (“HSBC”), which provides a revolving loan facility in an aggregate amount not to exceed $75 million with an available letter of credit sub-facility in the aggregate amount of $75 million and an available swingline sub-facility in the aggregate amount of $5 million. As of December 31, 2015, there were no borrowings outstanding under the credit facility; however, this line of credit is backing $22.7 million of letters of credit, leaving $52.3 million of available capacity for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end. As of December 31, 2015, we were in compliance with the financial covenants in the credit agreement.

Uses of Capital

We are occasionally required to provide performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. For example, in December 2014, we filed a surety bond in the amount of $17.6 million in connection with a notice of appeal that we filed with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. in our ongoing patent infringement litigation with EON. See Part II, Item 8. Financial Statements and Supplementary Data, Note 16, Commitments and Contingencies, of Notes to Consolidated Financial Statements for more information. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

Capital Expenditures

Our capital expenditures were $5.4 million, $6.1 million and $4.0 million in the years ended December 31, 2015, 2014 and 2013, respectively. These expenditures were primarily to support increased network operations, hosting data centers, and corporate infrastructure. In 2016, we expect to have increased capital expenditures as we invest in our new headquarters in San Jose, California and other facilities. We will continue to use a portion of our cash for capital expenditures in the development of new products and services and expansion of our infrastructure, including servers and equipment related to managed services, SaaS, and other information systems, required to support increased demand for our offerings and the related infrastructure.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash provided by (used in) operating activities	$19,687	$(8,765)	$14
Cash used in investing activities	(11,688)	(12,270)	(67,167)
Cash (used in) provided by financing activities	(3,004)	(983)	77,103

Cash Flows from Operating Activities

Cash flows provided by operating activities totaled $19.7 million during 2015, primarily as a result of a net income of $80.0 million, and a change in our operating assets and liabilities of $93.9 million which were offset by non-cash stock-based compensation expense of $26.5 million, depreciation and amortization of $7.8 million, and other non-cash adjustment and deferred tax of $0.7 million.

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

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to purchases sales and maturities of available-for-sale investment securities, capital expenditures to support our growth and cash paid in connection with a business combination.

Cash used in investing activities totaled $11.7 million during 2015, primarily as a result of $7.1 million net cash payment for the Detectent acquisition, $24.2 million used to purchase available-for-sale investments, and $5.4 million used in purchases of property and equipment, offset by $24.9 million in proceeds from sales and maturities of available-for-sale investments.

Cash used in investing activities totaled $12.2 million during 2014, and consisted of $8.8 million used for the acquisition of Streetlight.Vision, $57.7 million used to purchase available-for-sale investments, and $6.1 million used in purchases of property and equipment, offset by $60.2 million in proceeds from sales and maturities of available-for-sale investments.

Cash used in investing activities totaled $67.2 million during 2013, and consisted of $72.3 million to purchase available-for-sale investments, $4.0 million in purchases of property and equipment, partially offset by $9.1 million in proceeds from sales and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Cash used by financing activities totaled $3.0 million during 2015, and primarily consisted of $3.8 million in net proceeds from the issuance of common stock, offset by the payment of $5.8 million for taxes related to the net share settlement of equity awards and the payment of $1.2 million on capital lease obligations.

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

Concentration of Credit Risk

We typically extend credit to our customers and third-party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of December 31, 2015, AusNet Electricity Services Company (“AusNet), FPL, CPS, ComEd, and PG&E accounted for 17%, 15%, 11%, 11% and 10%, respectively, of our accounts receivable. As of December 31, 2014, ComEd, Dominion, and CPS accounted for 19%, 13%, and 11%, respectively, of our accounts receivable.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third-parties as required for certain transactions initiated either by us or our subsidiaries. As of December 31, 2015, our financial guarantees that were not recorded on our balance sheet consisted of $22.7 million of standby letters of credit.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2015 (in thousands)

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations(1)	$67,077	$3,928	$4,687	$18,465	$39,997
Capital lease obligations	112	112	—	—	—
Purchase commitments(2)	29,202	29,202	—	—	—
Total	$96,391	$33,242	$4,687	$18,465	$39,997

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.
(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude agreements that are cancelable without penalty.

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

Revenue Recognition

We generally market our products and services for our advanced metering, distribution automation and demand-side management solutions directly to customers.  Our advanced metering solution, which includes our UtilOS network operating system,

SilverLink Control Platform and SilverLink Applications, networking hardware, and communications modules, provides utilities with two-way communication from our communications modules to the utility’s back office. Our hardware devices include UtilOS embedded software, which functions together with the tangible hardware elements to deliver the tangible products’ essential functionality. Our SilverLink Control Platform and SilverLink Applications software suite of products includes software that is not embedded with the tangible hardware elements, but that is also necessary to deliver the tangible products’ essential network functionality, as well as other application software that provides additional functionality to the network solution. We derive revenue from sales of products, including hardware and software, as well as services, including network design and deployment support, managed services and SaaS, and ongoing customer support. We enter into separate arrangements with third-party device manufacturers to integrate our communications modules with their meters pursuant to our customers’ specifications. While we may receive payment directly from these third party device manufacturers, the timing of revenue recognition related to communications modules delivered to third-party device manufacturers is ultimately determined based upon acceptance by our customers. Much of our sales of communications modules have been fulfilled through third-party device manufacturers in this manner.

We enter into multiple deliverable arrangements with customers to deploy our networking platform and solutions, which include the delivery of hardware and software, as well as services.

Judgment is required in determining the separate units of accounting, which depends on whether the delivered items have standalone value to customers. When we sell our products and services separately, or when the customer could resell them on a standalone basis, we treat the delivered elements as having standalone value. In our typical customer arrangements, we consider the following to be separate units of accounting: (i) our hardware together with the related embedded software; (ii) our network management software within our SilverLink Control Platform and SilverLink Applications suite that provides the tangible product’s essential network functionality and related hardware for which the network management software is intended to be used; (iii) other application software within our SilverLink Control Platform and SilverLink Applications suite not essential for the customer to obtain functionality of the hardware; and (iv) our service offerings, which include professional services, managed services and SaaS, and ongoing customer support.

From incorporation through December 31, 2014, we deferred revenue for arrangements that contain customer-specific acceptance criteria until we determined whether acceptance was achieved due to limited experience with customer deployments during that time period.  We perform an ongoing evaluation of the sufficiency of historical experience in determining the effect of customer-specific acceptance terms on timing of revenue recognition.  During the quarter ended March 31, 2015, following the completion of analyses of historical experience, we determined that we have sufficient objective evidence to conclude that (i) network solution testing conducted in prior deployments can be relied upon to demonstrate that products and services delivered for deployments of other customers will meet acceptance testing criteria, provided that such prior deployments have similar characteristics and substantially similar testing criteria, or (ii) in absence of such evidence from prior deployments, network solution testing in the initial service area for a specific customer deployment can be relied upon to demonstrate that products and services delivered for subsequent service areas within that same deployment will meet subsequent acceptance testing criteria, provided that such initial network solution testing is successfully completed, and the testing criteria in the initial service area are substantially similar to the agreed-upon testing criteria for the remaining service areas.

Receipt of acceptance from the customers is no longer considered necessary as (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria were met.

As a result of the above change in assessment of the impact of customer-specific acceptance criteria, revenue and cost of revenue recognized during the year ended December 31, 2015 in the consolidated statements of operations included revenue of $139.4 million, which otherwise would have been deferred before the change in assessment, and excluded cost of revenue of $55.9 million, which otherwise would have been recognized in the period before the change in such assessment. This resulted in a $83.5 million increase in net income, a $1.67 increase to basic net income per share, and a $1.62 increase to diluted net income per share during the year ended December 31, 2015.

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

Deferred Cost of Revenue

Deferred cost of revenue is recorded for products for which ownership, typically evidenced by title and risk of loss, has transferred to the customer, but for which criteria for revenue recognition have not been met. We only defer tangible direct costs associated with hardware products delivered. Cost of revenue for providing services is not deferred but is expensed in the period incurred. Deferred cost of revenue is recorded at the standard inventory cost at the time of shipment. Deferred costs are recognized when the applicable revenue recognition criteria are met for the corresponding deferred revenue. See Item 1. Description of Business, Basis of Presentation and Significant Accounting Policies, in the Notes to Consolidated Financial Statements for further detail.

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

In the normal course of business, we make commitments to our third-party contract manufacturers to manage lead times and meet product forecasts and with other parties to purchase various key components used in the manufacture of our products. We establish accruals for estimated losses on purchased components for which we believe it is probable that they will not be recoverable in future operations. To the extent that such forecasts are not achieved, our commitments and associated accruals may change.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance stock awards, and shares issued pursuant to our employee stock purchase plan, based on estimated fair values.

•

The fair values of stock options are estimated at the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for the expected volatility, risk-free interest rate, and expected term. The fair value of performance stock awards use a Monte-Carlo simulation. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award. Our excess tax benefits cannot be credited to stockholders’ equity until the deduction reduces cash taxes payable, accordingly, we realized $0.2 million and $0.1 million excess tax benefits during fiscal year 2015 and 2014, respectively, and no excess tax benefits prior to fiscal year 2014. The amount of capitalized stock-based employee compensation cost as of December 31, 2015 and 2014 was not material.

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

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the course of business. We use significant judgment and assumptions to estimate the likelihood of the loss or impairment of an asset or the incurrence of a liability in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We record a charge equal to the minimum estimated liability for litigation costs or a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. See Part II, Item 8. Consolidated Financial Statements and Supplementary Data, Note 16, Commitments and Contingencies for information about legal contingencies.

Recent Accounting Pronouncements

See Part II, Item 8. Consolidated Financial Statements and Supplementary Data, Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

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

The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of December 31, 2015, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(in thousands)	-100 BPS	-50 BPS	Fair Value December 31, 2015	+50 BPS	+100 BPS
Total fixed income securities	$65,865	$65,546	$65,182	$64,818	$64,454

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars. The revolving loans and any swingline loans made pursuant to our credit facility bear interest at a rate per annum equal to (i) the higher of (a) the prime rate in effect on such day, and (b) the federal funds effective rate plus 0.5%, but in any case at a minimum rate of 0.0% per annum, plus (ii) 0.75%. As of December 31, 2015, we had not drawn on this credit facility. Our capital leases do not change based on changes in market interest rates.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars, Euro and Brazilian real. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Euro and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange risk has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency exchange risk should become more significant. There were no significant foreign exchange gains or losses in the years ended December 31, 2015, 2014, and 2013, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Silver Spring Networks, Inc.

We have audited the accompanying consolidated balance sheets of Silver Spring Networks, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ deficit, and cash flow for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Spring Networks, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

March 9, 2016

SILVER SPRING NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$65,264	$60,457
Short-term investments	59,181	60,339
Accounts receivable	47,813	54,740
Inventory	4,545	6,722
Deferred cost of revenue	196,868	29,585
Deferred tax assets	—	5,278
Prepaid expenses and other current assets	10,835	5,146
Total current assets	384,506	222,267
Property and equipment, net	14,106	12,860
Goodwill and intangible assets	14,390	8,221
Deferred cost of revenue, non-current	38,882	303,445
Deferred tax assets, non-current	1,069	354
Other long-term assets	4,772	1,047
Total assets	$457,725	$548,194
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$30,623	$27,530
Deferred revenue	305,471	91,688
Deferred tax liability	—	249
Accrued and other liabilities	42,751	24,421
Total current liabilities	378,845	143,888
Deferred revenue, non-current	96,342	517,905
Deferred tax liability, non-current	—	5,146
Other liabilities	16,403	15,074
Total liabilities	491,590	682,013
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Common stock, $0.001 par value; 1,000,000 shares authorized; 50,621 and 49,062 shares issued and outstanding as of December 31, 2015 and 2014, respectively	51	47
Additional paid-in capital	594,301	573,344
Accumulated other comprehensive loss	(1,772)	(779)
Accumulated deficit	(626,445)	(706,431)
Total stockholders’ deficit	(33,865)	(133,819)
Total liabilities and stockholders’ deficit	$457,725	$548,194

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Product revenue	$353,041	$129,333	$224,310
Service revenue	136,518	61,955	102,548
Total revenue, net	489,559	191,288	326,858
Cost of revenue:
Product cost of revenue	202,430	77,158	150,315
Service cost of revenue	61,386	57,793	61,189
Total cost of revenue	263,816	134,951	211,504
Gross profit	225,743	56,337	115,354
Operating expenses:
Research and development	61,295	64,771	77,018
Sales and marketing	33,452	36,388	34,931
General and administrative	46,372	41,260	45,160
Restructuring	1,671	1,789	—
Total operating expenses	142,790	144,208	157,109
Operating income (loss)	82,953	(87,871)	(41,755)
Other income (expense), net:
Interest income	468	316	86
Interest expense	(52)	(132)	(1,199)
Other expense, net	(312)	(61)	(39)
Conversion of promissory notes and remeasurement of warrants and derivatives	—	—	(23,676)
Other income (expense), net	104	123	(24,828)
Income (loss) before income taxes	83,057	(87,748)	(66,583)
Provision for income taxes	3,071	1,422	224
Net income (loss)	79,986	(89,170)	(66,807)
Deemed dividend to convertible preferred stockholders	—	—	(105,000)
Net income (loss) attributable to common stockholders	$79,986	$(89,170)	$(171,807)
Net income (loss) per share attributable to common stockholders
Basic	$1.60	$(1.84)	$(4.54)
Diluted	$1.55	$(1.84)	$(4.54)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	49,963	48,377	37,877
Diluted	51,524	48,377	37,877

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$79,986	$(89,170)	$(66,807)
Other comprehensive (loss) income:
Change in foreign currency translation - net of adjustment	(837)	(770)	182
Net unrealized (loss) gain on available for sale investments (net of tax effect of $0, $0, and $51)	(156)	(139)	84
Other comprehensive (loss) income	(993)	(909)	266
Comprehensive income (loss)	$78,993	$(90,079)	$(66,541)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ DEFICIT

(in thousands)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	(loss) income	deficit	deficit
Balances as of December 31, 2012	22,366	$270,725	3,764	$4	$51,078	$(136)	$(550,454)	$(499,508)
Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	1,644	—	2,926	—	—	2,926
Shares withheld related to net share settlement of restricted stock	—	—	(422)	—	(8,019)	—	—	(8,019)
Discount on Series E preferred stock	—	(105,000)	—	—	105,000	—	—	105,000
Deemed dividend to Series E preferred stock	—	105,000	—	—	(105,000)	—	—	(105,000)
Conversion of preferred stock to common stock	(22,366)	(270,725)	32,407	32	270,693	—	—	270,725
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	66	—	—	66
Conversion of convertible promissory notes	—	—	3,765	4	79,437	—	—	79,441
Issuance of common stock from private placement	—	—	706	1	11,999	—	—	12,000
Issuance of common stock from initial public offering, net of offering costs	—	—	5,463	5	79,916	—	—	79,921
Issuance of common stock upon net exercise of common stock warrants	—	—	57	—	—	—	—	—
Stock-based compensation	—	—	—	—	50,871	—	—	50,871
Other comprehensive income	—	—	—	—	—	266	—	266
Net loss	—	—	—	—	—	—	(66,807)	(66,807)
Balances as of December 31, 2013	—	$—	47,384	$46	$538,967	$130	$(617,261)	$(78,118)
Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	1,658	1	1,112	—	—	1,113
Shares withheld related to net share settlement of restricted stock	—	—	(473)	(1)	(6,452)	—	—	(6,453)
Issuance of common stock in connection with employee stock purchase plan	—	—	493	1	5,906	—	—	5,907
Stock-based compensation	—	—	—	—	33,811	—	—	33,811
Other comprehensive loss	—	—	—	—	—	(909)		(909)
Net loss	—	—	—	—	—	—	(89,170)	(89,170)
Balances as of December 31, 2014	—	$—	49,062	$47	$573,344	$(779)	$(706,431)	$(133,819)
Issuance of common stock upon exercise of stock options and vesting of restricted stock	—	—	1,643	4	546	—	—	550
Shares withheld related to net share settlement of restricted stock	—	—	(502)	—	(5,788)	—	—	(5,788)
Issuance of common stock in connection with employee stock purchase plan	—	—	418	—	3,244	—	—	3,244
Stock-based compensation	—	—	—	—	22,802	—	—	22,802
Tax benefit from share-based award activity	—	—	—	—	153	—	—	153
Other comprehensive loss	—	—	—	—	—	(993)	—	(993)
Net income	—	—	—	—	—	—	79,986	79,986
Balances as of December 31, 2015	—	$—	50,621	$51	$594,301	$(1,772)	$(626,445)	$(33,865)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows provided by (used in) operating activities:
Net income (loss)	$79,986	$(89,170)	$(66,807)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred taxes	(1,492)	(225)	(205)
Depreciation and amortization	7,822	6,467	6,646
Stock-based compensation	26,479	33,861	52,504
Conversion of promissory notes and remeasurement of warrants and derivatives	—	—	23,676
Non-cash interest expense on convertible notes	—	—	935
Other non-cash adjustments	766	431	333
Changes in operating assets and liabilities:
Accounts receivable	7,398	15,554	(13,245)
Inventory	2,190	(2,271)	3,381
Prepaid expenses and other current assets	(5,128)	194	3,351
Contingent payments related to Detectent acquisition, held in escrow	(4,000)	—	—
Deferred cost of revenue	97,286	(56,907)	(30,960)
Accounts payable	3,101	(4,120)	2,848
Customer deposits	(448)	321	(61)
Deferred revenue	(208,305)	84,590	16,597
Accrued and other liabilities	14,032	2,510	1,021
Net cash provided by (used in) operating activities	19,687	(8,765)	14
Cash flows (used in) investing activities:
Business acquisition, net of cash acquired	(7,098)	(8,726)	—
Proceeds from sales of available-for-sale investments	15,690	53,450	9,122
Proceeds from maturities of available-for-sale investments	9,250	6,750	—
Purchases of available-for-sale investments	(24,180)	(57,671)	(72,339)
Purchases of property and equipment	(5,350)	(6,073)	(3,950)
Net cash used in investing activities	(11,688)	(12,270)	(67,167)
Cash flows (used in) provided by financing activities:
Payment upon termination of preferred stock warrants of a related party	—	—	(12,000)
Proceeds from initial public offering, net of offering costs	—	—	84,247
Proceeds from private placement of common stock with a related party	—	—	12,000
Payments on capital lease obligations	(1,163)	(1,550)	(2,034)
Proceeds from issuance of common stock, net of repurchases	3,794	7,020	2,909
Excess tax benefit from share-based payment awards	153	—	—
Taxes paid related to net share settlement of equity awards	(5,788)	(6,453)	(8,019)
Net cash (used in) provided by financing activities	(3,004)	(983)	77,103
Effect of exchange rate changes on cash and cash equivalents	(188)	(121)	—
Net increase (decrease) in cash and cash equivalents	4,807	(22,139)	9,950
Cash and cash equivalents—beginning of period	60,457	82,596	72,646
Cash and cash equivalents—end of period	$65,264	$60,457	$82,596
Supplemental cash flow information—cash paid for income taxes	$2,678	$659	$233
Supplemental cash flow information—cash paid for interest	$51	$132	$263
Non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$—	$270,725
Fair value of common stock issued on conversion of convertible promissory notes	$—	$—	$79,441
Deferred offering costs not yet paid	$—	$—	$20
Unpaid purchases of property and equipment	$2,862	$523	$832
Property and equipment acquired under capital lease	$—	$—	$1,767
Leasehold improvements funded by lease incentives	$—	$650	$—

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Silver Spring Networks, Inc. (the “Company”, “we”, “us” and “our”) has over ten years of experience creating, building and successfully deploying large scale networks and solutions enabling the “internet of things” for critical infrastructure. The “internet of things” refers to a system where a diversity of physical devices have the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading grid network by applying advanced networking technology and solutions to the power grid. We have broadened our focus beyond the smart grid to other utility networks including gas and water, and other critical infrastructure such as street lights, enabling smarter and more efficient cities. Longer term, we look to expand our reach into an even broader range of IoT markets by working with our customers, partners and developers to open their networks to third parties and support a wider range of devices, applications and solutions.

BASIS OF PRESENTATION

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes during the reporting period. Estimates are used for revenue and cost recognition, allowance for doubtful accounts receivable, inventory valuation, estimates related to recovery of long-lived assets and goodwill, warranty obligations, restructuring accruals, stock-based compensation, valuation of assets acquired and liabilities assumed in a business combination, classification of current and non-current deferred revenue and deferred cost of revenue, income taxes and deferred income tax assets and associated valuation allowances. These estimates generally involve complex issues and require judgments, involve the analysis of historical and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities at the time of purchase of three months or less, and consist of money market funds. Short-term investments consist of high grade investment securities with original maturities at the time of purchase of greater than three months, and are available for use in current operations. We classify all of our cash equivalents and short-term investments as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income in stockholders’ deficit. Realized gains and losses are included in other income and expense, net. We evaluate our short-term investments for impairment each reporting period. Determining whether a decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. We consider various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than our cost basis, the investment's financial condition, and near-term prospects of the investee. If we determine that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in its consolidated statements of operations. Amounts are reclassified out of accumulated other comprehensive (loss) income into earnings using the specific identification method.

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

Revenue Recognition

We generally market our products and services directly to customers. We also contract with third-party device manufacturers, which integrate our communications modules into their devices. Our solutions, which include our UtilOS network operating system, SilverLink Control Platform and SilverLink Applications, networking hardware, and communications modules, provides customers with two-way communication from our communications modules to their back office. Our hardware devices include UtilOS embedded software, which functions together with the tangible hardware elements to deliver the tangible products’ essential functionality. Our SilverLink Control Platform and SilverLink Applications of products includes software that is not embedded with the tangible hardware elements, but that is also necessary to deliver the tangible products’ essential network functionality, as well as other application software that provides additional functionality to the network solution. We derive revenue from sales of products, including hardware and software, as well as services, including network design and deployment support, managed services and SaaS, and ongoing customer support. We enter into separate arrangements with third-party device manufacturers to integrate our communications modules with their devices pursuant to our customers’ specifications. While we may receive payment directly from these third-party device manufacturers, the timing of revenue recognition related to communications modules delivered to third-party device manufacturers is ultimately determined based upon acceptance by our customers. Substantially all of our sales of communications modules have been fulfilled through third-party device manufacturers in this manner.

We enter into multiple deliverable arrangements with customers to deploy our networking platform and solutions, which include the delivery of hardware and software, as well as services.

Judgment is required in determining the separate units of accounting, which depends on whether the delivered items have standalone value to customers. When we sell our products and services separately, or when the customer could resell them on a standalone basis, we treat the delivered elements as having standalone value. In our typical customer arrangements, we consider the following to be separate units of accounting: (i) our hardware together with the related embedded software; (ii) our network management software within our SilverLink Control Platform and SilverLink Applications suite that provides the tangible product’s essential network functionality and related hardware for which the network management software is intended to be used; (iii) other application software within our SilverLink Control Platform and SilverLink Applications suite not essential for the customer to obtain functionality of the hardware; and (iv) our service offerings, which include professional services, managed services and SaaS, and ongoing customer support. We determine total arrangement consideration, and exclude amounts that are contingent upon the delivery of additional items or meeting other specified performance conditions, including potential refunds or penalty provisions. We allocate the total arrangement consideration to the deliverables based on our determination of the units of accounting and their relative selling prices. As we have not yet established vendor-specific objective evidence, or VSOE, or identified third-party evidence of fair value for these units of accounting, we use our best estimate of selling price to perform the relative fair value allocation. Judgment is also required in determining how to measure and allocate arrangement consideration among the separate units of accounting. The process for performing an assessment of our best estimate of selling price for our products and services is based on quantitative and qualitative aspects of multiple factors. These factors include market conditions, such as competitive alternatives and pricing practices, as well as company-specific factors, such as standalone sales, nature and size of the customer, contractually stated prices, costs to manufacture products or provide services and profit objectives. In establishing such profit objectives, we consider prices in previous contracts, size of the transaction, and the drivers, if any, that could influence future margins.

The following revenue recognition criteria are applied to the units of accounting in all customer arrangements, as well as those in which orders of communications modules are fulfilled through third-party device manufacturers as described above. We do not recognize revenue for a unit of accounting until all of the following criteria have been met:

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

•

Collectibility is reasonably assured. We assess collectibility based primarily on creditworthiness of the customer or third-party device manufacturer as determined by credit assessments and payment history.

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

From incorporation through December 31, 2014, we deferred revenue for arrangements that contain customer-specific acceptance criteria until we determine whether acceptance was achieved due to our limited experience with customer deployments during that period. We perform an ongoing evaluation of the sufficiency of historical experience in determining the effect of customer-specific acceptance terms on timing of revenue recognition. During the quarter ended March 31, 2015, following the completion of analyses of historical experience, we determined that we have sufficient objective evidence to conclude that (i) network solution testing conducted in prior deployments can be relied upon to demonstrate that products and services delivered for deployments of other customers will meet acceptance testing criteria, provided that such prior deployments have similar characteristics and substantially similar testing criteria, or (ii) in absence of such evidence from prior deployments, network solution testing in the initial service area for a specific customer deployment can be relied upon to demonstrate that products and services delivered for subsequent service areas within that same deployment will meet subsequent acceptance testing criteria, provided that such initial network solution testing is successfully completed, and the testing criteria in the initial service area are substantially similar to the agreed-upon testing criteria for the remaining service areas.

Receipt of acceptance from these customers is no longer considered necessary as (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria were met.

As a result of the above change in assessment of the impact of customer-specific acceptance criteria, revenue and cost of revenue recognized during the year ended December 31, 2015 in the consolidated statements of operations included revenue of $139.4 million, which otherwise would have been deferred before the change in assessment, and excluded cost of revenue of $55.9 million, which otherwise would have been recognized in the period before the change in such assessment. This resulted in a $83.5 million increase in net income, a $1.67 increase to basic net income per share, and a $1.62 increase to diluted net income per share during the year ended December 31, 2015.

Once we have satisfied the necessary acceptance provisions, we recognize revenue as follows:

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

•	Revenue from hardware is recognized when title and risk of loss transfers.

Amounts that are invoiced prior to a transaction meeting all of the above revenue recognition criteria are recorded in deferred revenue until such criteria are satisfied. For all periods presented herein, the amount and timing of revenue and product cost recognition has been, and for the near-term will be, dependent primarily on our ability to meet substantive customer acceptance criteria. We consider a variety of factors in estimating the timing of customer acceptance, which includes contractual milestones, project schedules, availability of resources, the nature and extent of remaining testing cycles, and other relevant information provided by our project management team. Accordingly, we expect that the timing of recognition of revenue and related product costs on both a quarterly and annual basis will not be easily predictable. In addition, it is possible that the amount of current deferred revenue and related deferred cost of revenue reflected as of a balance sheet date will be significantly higher or lower than the amount of deferred revenue and related deferred cost of revenue that is ultimately recognized as revenue and cost of revenue within the 12 months following the balance sheet date. We classify deferred revenue and deferred cost of revenue that we expect to recognize during the 12 months following the balance sheet date as current deferred revenue and current deferred cost of revenue on our balance sheet and the remainder as non-current deferred revenue and non-current deferred cost of revenue.

Certain of our customer and third-party device manufacturer contracts include contingency provisions, which impact our revenue recognition as such contingent amounts limit the amount of the total arrangement consideration under multiple deliverable contracts that can be allocated to delivered and accepted products and services. Amounts that are invoiced prior to a transaction meeting all of the revenue recognition criteria, including contingency provisions, are recorded in deferred revenue until such provisions have lapsed. For the years ended December 31, 2015 and 2014, such amounts were $32.1 million and $26.2 million, respectively, related to those arrangements for which we have started recognizing revenue. These contingencies are related to potential penalties for late delivery, liquidated damages related to failure to meet milestones or deliver specified products or services, or credits to be issued upon the failure to meet service level criteria. The amounts that could be paid under these provisions are typically limited and capped at amounts that do not exceed specific thresholds. Accordingly, even in situations where we have received customer acceptance, we limit the revenue recognized for accepted products and services by the amount that could be paid under these provisions. We do not recognize these deferred amounts until the provisions have lapsed.  Predicting when such provisions will lapse is subject to significant uncertainty as the timing is dependent on a variety of factors, including the progress and completion of deployments. Related to the contingency provisions described above, $1.2 million and $4.6 million, respectively, were recorded as current deferred revenue and $30.9 million and $21.6 million, respectively, were recorded as non-current revenue as of December 31, 2015 and 2014.

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

Shipping charges billed to customers were not significant for the years ended December 31, 2015, 2014, and 2013. Shipping charges are included in revenue, and the related shipping costs are included in cost of revenue in the accompanying consolidated statements of operations.

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

Deferred cost of revenue is recorded for products for which ownership (typically title and risk of loss) has transferred to the customer, but for which criteria for revenue recognition have not been met. We only defer tangible direct costs associated with hardware products delivered. Cost of revenue for providing services is not deferred, but is expensed in the period incurred. Deferred cost of revenue associated with deferred product revenue is recorded at the standard, which approximates actual, inventory cost at the time of shipment. We evaluate deferred cost of revenue for recoverability based on multiple factors, including whether net revenues less related direct costs will exceed the amount of deferred cost of revenue based on the terms of the overall arrangement. To the extent that deferred cost of revenue is determined to be unrecoverable, we adjust deferred cost of revenue with a charge to product cost of revenue in the current period. In connection with our recoverability assessments, we have not incurred significant impairment charges during the years ended December 31, 2015, 2014, and 2013.

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

Supplier Concentrations and Other Inventory Risks

We have arrangements under which substantially all of our manufacturing activity is subcontracted to third-party vendors. Currently we have our manufacturing relationships with Plexus Corp. and Celestica, Inc. We plan to shift the entire production of our products currently manufactured by Plexus to a combination of Flextronics International Ltd. and Celestica during 2016. These vendors provide or will provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our customers and third-party vendors. Contract manufacturing activities are conducted in the United States and Thailand and are undertaken based on management’s product demand forecasts. Our contract manufacturers procure components necessary to assemble the products anticipated by management’s forecast and test the products according to our quality specifications. If the components are unused for specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our product demand forecasts. Our communications modules and other hardware products consist of commodity parts and certain custom components. Our components are generally available from multiple sources or suppliers. However, some components used in our products are purchased from single or limited sources.

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

Concentration of Credit and Customer Risks

Our sales are currently concentrated with a small group of customers and third-party device manufacturers principally located in the United States and Australia. In evaluating customer concentration risk, we attribute revenue to our customers, including amounts billed to third-party device manufacturers for our communications modules.

The following table summarizes the percentage of revenue related to our customers’ deployments in excess of 10% of total revenue:

	Year Ended December 31,
	2015	2014	2013
ComEd	31%	—%	—%
PHI	27	—	—
CHED	—	21	—
Progress	—	13	—
PG&E	—	—	39
FPL	—	—	20

Each of these total revenue percentages includes amounts related to the customers’ deployments that were billed directly to our third-party device manufacturers, as well as direct revenue from the customers. We typically extend credit to our customers and third-party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. To date, we have not had any significant write-offs of uncollectible accounts receivable, and there was insignificant allowance for doubtful accounts as of December 31, 2015 and 2014.

The following table summarizes the percentage of accounts receivable from customers and third-party device manufacturers in excess of 10% of accounts receivable:

	Year Ended December 31,
	2015	2014
AusNet	17%	—%
FPL	15	—
CPS	11	11
ComEd	11	19
PG&E	10	—
Dominion	—	13

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $1.9 million, $2.2 million, and $2.2 million for each of the years ended December 31, 2015, 2014, and 2013.

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

Software Development Costs

Under our current practice of developing new products, technological feasibility of the underlying software is not established until substantially all product development and testing is complete, which generally includes the development of a working model. Our products are released within a short period of time after achieving technological feasibility. As a result, costs subsequent to achieving technological feasibility have not been significant, and all software development costs generally have been expensed as incurred.

We capitalize certain costs for our internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves the internal needs. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. To date, amortization expense, including amounts written-off related to capitalized costs have been insignificant. There were insignificant capitalized costs included in property and equipment, net of amortization and write-off in the consolidated balance sheets as of December 31, 2015 and 2014.

Intangible and Long-Lived Assets

We evaluate long-lived assets and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 360, Property, Plant and Equipment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are being amortized over the estimated useful lives of the related assets. Each period, we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. We perform an intangible assets impairment test on an annual basis. For the years ended December 31, 2015, 2014, and 2013, no impairment losses were recorded.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350, Intangibles — Goodwill and Other. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As we are organized in one operating segment which also represents a reporting unit, impairment of goodwill is tested at the reporting unit level. We first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the two-step impairment test to measure the amount of the impairment loss, if any. For the years ended December 31, 2015, 2014, and 2013, no impairment loss was recorded.

Research and Development

Costs to research, design, and develop the Company’s products are expensed as incurred.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock, restricted stock units, performance stock units, and employee stock purchase plan, based on estimated fair values. The fair values of stock options and our 2012 Employee Stock Purchase Plan (please refer to Note 9. Stock Based Compensation for further discussion) are estimated at the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. The fair values of restricted stock and restricted stock units are determined based upon the fair value of the underlying common stock at the date of grant. The fair values of the performance stock units are estimated at the date of grant using a Monte-Carlo simulation. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award. Our excess tax benefits cannot be credited to stockholders’ equity until the deduction reduces cash taxes payable; accordingly, we realized $0.2 million and $0.1 million in excess tax benefits during fiscal 2015 and 2014, respectively, and no excess tax during fiscal 2013. The amount of capitalized stock-based employee compensation cost as of December 31, 2015, 2014, and 2013 was insignificant.

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

Foreign Currency Translation and Remeasurement

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the statement of convertible preferred stock and stockholders’ deficit. The Company’s subsidiaries that use the U.S dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which required companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. The updated standard is effective for us beginning on January 1, 2017 with early adoption application permitted as of the beginning of any interim or annual reporting period. We have elected to early adopt this accounting pronouncement for the year ended December 31, 2015 prospectively in December 2015 and prior periods were not retrospectively adjusted.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. Earlier adoption is not permitted. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to early adopt it in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

2. NET INCOME (LOSS) PER SHARE

In connection with our IPO in March 2013, all of our outstanding convertible preferred stock converted into common stock. In addition, we recognized a deemed dividend of $105.0 million to common stockholders on the date of conversion. Basic net income (loss) per share applicable to common stockholders is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share applicable to common stockholders is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding plus dilutive common shares outstanding during the period. Dilutive potential shares of common stock consist of common shares issuable upon exercise of stock options, issuances of Employee Stock Purchase Plan (“ESPP”), vesting of restricted stock units (“RSUs”), contingently issuable performance stock units (“PSUs”), warrants and convertible preferred stock and debt, to the extent dilutive. The Company includes the common shares underlying PSUs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable. Potentially dilutive common shares were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive. As we have incurred losses during the year ended December 31, 2014 and 2013, basic and diluted net loss per share was the same for these periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$79,986	$(89,170)	$(66,807)
Deemed dividend to convertible preferred shareholders	—	—	(105,000)
Net income (loss) attributable to common stockholders	$79,986	$(89,170)	$(171,807)
Net income (loss) per share attributable to common stockholders
Basic	$1.60	$(1.84)	$(4.54)
Diluted	$1.55	$(1.84)	$(4.54)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders
Basic	49,963	48,377	37,877
Diluted	51,524	48,377	37,877

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2015	2014	2013
Employee equity awards	3,572	6,922	7,760

Also excluded from the computation of diluted net income (loss) per share for the year ended December 31, 2013 was the impact of issuing shares for the potential conversion of the subordinated convertible notes, which converted in connection with our IPO.

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2015 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$59,263	$—	$—	$59,263
Cash equivalents:
Money market mutual funds	6,001	—	—	6,001
Total cash and cash equivalents	65,264	—	—	65,264
Short-term fixed income securities:
U.S. government and agency obligations	38,396	4	(110)	38,290
U.S. and foreign corporate debt securities	18,945	2	(52)	18,895
Foreign governments and multi-national agency obligations	2,000	—	(4)	1,996
Total short-term investments	59,341	6	(166)	59,181
Total cash, cash equivalents and short-term investments	$124,605	$6	$(166)	$124,445

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2014 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$54,239	$—	$—	$54,239
Cash equivalents:
Money market mutual funds	6,218	—	—	6,218
Total cash and cash equivalents	60,457	—	—	60,457
Short-term fixed income securities:
U.S. government and agency obligations	38,718	46	(18)	38,746
U.S. and foreign corporate debt securities	19,625	9	(33)	19,601
Foreign governments and multi-national agency obligations	2,000	—	(8)	1,992
Total short-term investments	60,343	55	(59)	60,339
Total cash, cash equivalents and short-term investments	$120,800	$55	$(59)	$120,796

As of December 31, 2015, approximately 84% and 11% of our cash, cash equivalents, and short-term investments were held with two financial institutions. As of December 31, 2014, approximately 46% and 42% of our cash, cash equivalents, and short-term investments were held with two financial institutions.

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments held at December 31, 2015 consisted of the following (in thousands):

	December 31, 2015		December 31, 2014
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$25,183	$25,163	$20,588	$20,599
Due from 1 year through 3 years	40,159	40,019	45,973	45,958
Total cash equivalents and short-term investments	$65,342	$65,182	$66,561	$66,557

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2015 and 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2015		As of December 31, 2014
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. and foreign corporate debt securities	$15,894	$(52)	$14,563	$(33)
Foreign governments and multi-national agency obligations	1,996	(4)	1,992	(8)
U.S. government and agency obligations	31,792	(110)	13,523	(18)
Total	$49,682	$(166)	$30,078	$(59)

As of December 31, 2015 and 2014, there were no investments with unrealized losses for a period in excess of 12 months.

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 31, 2015, we anticipate that we will recover the entire amortized cost basis of such available-for-sale debt securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2015 and 2014. There were insignificant gross realized gains or losses from available-for-sale securities during the years ended December 31, 2015 and 2014.

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the year ended December 31, 2015 and 2014.

Assets Measured at Fair Value on a Recurring Basis

As of December 31, 2015, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,001	$—	$—	$6,001
Total cash equivalents	6,001	—	—	6,001
Short-term investments:
U.S. Government and agency obligations	—	38,290	—	38,290
U.S. and foreign corporate debt securities	—	18,895	—	18,895
Foreign governments and multi-national agency obligations	—	1,996	—	1,996
Total short-term investments	—	59,181	—	59,181
Total assets measured at fair value	$6,001	$59,181	$—	$65,182

As of December 31, 2014, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,218	$—	$—	$6,218
Total cash equivalents	6,218	—	—	6,218
Short-term investments:
U.S. Government and agency obligations	—	38,746	—	38,746
U.S. and foreign corporate debt securities	—	19,601	—	19,601
Foreign governments and multi-national agency obligations	—	1,992	—	1,992
Total short-term investments	—	60,339	—	60,339
Total assets measured at fair value	$6,218	$60,339	$—	$66,557

As of December 31, 2015 and 2014, there were no liabilities that are measured and recorded at fair value on a recurring basis.

As of December 31, 2015 and 2014, there were no assets and liabilities that are measured and recorded at fair value on a nonrecurring basis except for assets and liabilities valued on the date of acquisition for businesses acquired during 2014 and 2015. See Note 5. Business Acquisition.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of our accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

5. BUSINESS ACQUISITIONS

Our consolidated financial statements include the operating results of acquired businesses from the date of each acquisition. The Company completed one business combination, Detectent, Inc. in 2015 and one business combination, Streetlight.Vision, in 2014.

Acquisition of Detectent

On January 16, 2015, we completed the acquisition of Detectent, Inc. (“Detectent”), a privately held corporation that provides customer intelligence solutions for utilities leveraging its data analytics platform, based in Escondido, California. Detectent’s SaaS, subscription, and software solutions help improve advanced metering infrastructure and utility grid operations, ensure revenue protection, and deliver enhanced customer engagement programs. In accordance with the Agreement and Plan of Merger, dated as of January 6, 2015, by and among Silver Spring, Detectent and a wholly-owned subsidiary of Silver Spring, Detectent became our wholly-owned subsidiary. The total consideration was $11.6 million, including $7.6 million of cash paid on the acquisition date and $4.0 million of deferred cash consideration (“contingent payments”) to be paid over a two-year period subject to the retention of key employees of Detectent (“retention period”). Contingent payments associated with future employment conditions will be recorded as compensation expense over the retention period. During the year ended December 31, 2015, we recorded $1.9 million in compensation expense in the consolidated statement of operations with a corresponding $1.0 million short term portion recorded in Accrued and other liabilities and $0.9 million long term portion in Other liabilities in the consolidated balance sheets.

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

The goodwill arising from the Detectent acquisition is largely attributable to the synergies expected to be realized and is not deductible for U.S. federal income tax purposes.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date and is based on management’s best estimates.

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

Certain closing balance sheet items in connection with the acquisition of Detectent were finalized during the year ended December 31, 2015. As a result, the net other tangible liabilities decreased by $0.5 million, offset by an increase in deferred tax liabilities and other fair value adjustment of $0.2 million. The net impact of $0.3 million of these items was accounted for as measurement period adjustments during the year ended December 31, 2015 with a corresponding adjustment to goodwill.

Developed technology relates to Detectent’s technology and knowhow which is currently generating revenue. Customer relationships relate to Detectent’s ability to sell existing, in-process and future versions of its products to its existing customers. Non-compete agreements represent the value of the non-compete and non-solicit agreements signed by key employees of Detectent. Order backlog represents future revenue to be derived from confirmed orders. Developed technology and order backlog were valued using the relief from royalty method based on discounted cash flow (“DCF”). A discount rate of 18.6% was used to value developed technology and 18.1% to value order backlog. The customer relationships and non-compete agreements were valued using multi-period excess earnings method under the income approach based on DCF and using a discount rate of 20.1%. The discount rate used in the present value calculation was derived from a weighted average cost of capital analysis, adjusted to reflect additional benefits or risks related to each asset’s characteristics. The intangible assets are subject to amortization and are amortized on a straight-line basis over their weighted average expected useful lives of approximately one to five years.

Deferred tax assets and liabilities resulting from the acquisition of Detectent have been netted, where applicable. Following the Detectent acquisition, Detectent became part of our U.S. tax group and the deferred tax liability of $1.1 million which was recognized in the purchase price accounting has been netted with our existing deferred tax assets. As a result, there was a $1.1 million reversal in the valuation allowance that was recorded as a tax benefit in our financial statements during the year ended December 31, 2015.

During the year ended December 31, 2015, we expensed $2.6 million of acquisition-related costs, of which $0.5 million was included in research and development expenses and $1.9 million was included in general and administration expenses in our consolidated statement of operations. Detectent’s financial results have been included in our consolidated financial statements since the acquisition date. Revenue from Detectent was approximately $1.5 million, or 0.3%, of our total consolidated revenue recognized during year ended December 31, 2015.

Acquisition of Streetlight.Vision

On May 23, 2014, we acquired 100% of the outstanding shares of Streetlight.Vision (“SLV”), a company incorporated under the laws of France, which provides street light control and management software, and paid $8.8 million in cash consideration. In accordance with ASC 805, the acquisition of SLV was accounted for under the acquisition method of accounting and we recorded goodwill of $4.7 million at the time of acquisition. Certain closing balance sheet items in connection with the acquisition of SLV were finalized during the first quarter of 2015. As a result, the net assets acquired decreased by $0.1 million which was accounted for as measurement period adjustments with a corresponding adjustment to goodwill during the first quarter of 2015.

Intangible assets of $4.3 million consisted primarily of developed technology, customer relationships, trade name and IPR&D. The goodwill arising from the SLV acquisition was largely attributable to the synergies expected to be realized and was not deductible for U.S. federal income tax purposes.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

The following table presents goodwill as of December 31, 2015 and 2014 and changes in the carrying amount of goodwill (in thousands):

	December 31,
	2015	2014
Balance, beginning of period	$4,729	$447
Goodwill acquired during the period	4,792	4,685
Goodwill measurement period adjustment	(295)	85
Currency translation adjustment	(454)	(488)
Balance, end of period	$8,772	$4,729

In addition, we also adjusted goodwill by $0.3 million and $0.1 million as a measurement period adjustment during the year ended December 31, 2015 and 2014, respectively. Of the total goodwill, goodwill related to SLV is designated in a currency other than United States Dollars and is adjusted each reporting period for the change in foreign exchange rates between the balance sheet dates.

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions:

		As of December 31, 2015			As of December 31, 2014
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	4-5 years	$4,865	$2,180	$2,685	$2,396	$1,139	$1,257
Customer relationships	2-7 years	3,640	973	2,667	2,140	417	1,723
Trade name	6 years	369	103	266	269	26	243
In-process research and development	Indefinite	—	—	—	269	-	269
Total		$8,874	$3,256	$5,618	$5,074	$1,582	$3,492

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. During the year ended December 31, 2015, we recorded intangible assets of $3.8 million in connection with our acquisition of Detectent. During the three months ended December 31, 2015, we completed in-process research and development intangible assets of $0.3 million and will start amortization over its useful life effective January 1, 2016. This is now included as part of purchased technology as of December 31, 2015.

The following table illustrates the amortization expense included in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (in thousand):

	Year Ended December 31,
Amortization of purchased intangible assets:	2015	2014	2013
Cost of revenue	$1,041	$417	$192
Selling and marketing	601	197	—
General and administrative	32	—	—
Total	$1,674	$614	$192

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ended
2016	$1,464
2017	1,452
2018	1,212
2019	1,061
2020	317
2021 and thereafter	112
$5,618

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

Equity Incentive Plan and Employee Stock Purchase Plan

Our Board of Directors adopted the 2012 Equity Incentive Plan  (“2012 Plan”), which became effective on March 12, 2013 and serves as the successor to our 2003 Stock Option Plan, or the 2003 Plan. Pursuant to the 2012 Plan, 3,400,000 shares of our common stock were initially reserved for grant, plus (1) any shares that were reserved and available for issuance under the 2003 Plan at the time the 2012 Plan became effective, and (2) any shares that become available upon forfeiture or repurchase by us under the 2003 Plan and a stock option plan assumed in connection with a previous acquisition, will be reserved for issuance. In addition, the number of shares of our common stock available for grant and issuance shall be increased on January 1 of each calendar year during the term of the Plan by the lesser of (i) four percent (4%) of the number of shares of our common stock issued and outstanding on each December 31 immediately prior to the date of increase, or (ii) such number of shares determined by the Board. Under the 2012 Plan, we may grant both incentive and non-statutory stock options, restricted stock, restricted stock units, and performance stock units to employees, directors and service providers. We may grant options to purchase shares of common stock to employees, directors and service providers at prices not less than the fair market value on the date of grant for both Incentive Stock Options, (“ISOs”), or Nonqualified Stock Options, (“NQSOs”). ISOs granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock must be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years. RSUs generally vest between two to four years. The PSUs which are currently outstanding generally vest over three years. On January 1, 2015, the total shares reserved for issuance under the 2012 Plan were automatically increased by 1,962,491 shares.

Our Board of Directors adopted the 2012 Employee Stock Purchase Plan, or ESPP, which became effective on March 12, 2013, pursuant to which 400,000 shares of our common stock have been reserved for future issuance. In addition, on each January 1 for the first ten calendar years after the first Offering Date, the aggregate number of shares of our common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of our common stock on the immediately preceding December 31 subject to restrictions defined in the ESPP. Eligible employees can enroll and elect to contribute up to 15% of their compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date. On January 1, 2015, the total shares reserved for issuance under the ESPP were automatically increased by 490,622 shares.

As of December 31, 2015 and 2014, there were 4.9 million and 4.3 million shares, respectively, of common stock reserved for future grants under our 2012 Employee Stock Purchase Plan and our 2012 Plan.

Inducement Grants

On July 28, 2015, we entered into an employment agreement with Michael Bell as our President and Chief Executive Officer (“CEO”). In connection with his employment, we granted Mr. Bell a stock option to purchase 250,000 shares of our common stock, 125,000 restricted stock units (“RSUs”) and 125,000 performance stock units (“PSUs”) as inducement grants made outside of the 2012 Plan in reliance upon NYSE Rule 303A.08. The stock option grant has an exercise price equal to the closing market value of the our common stock on the date of grant, and vests (i) with respect to 25% of the underlying shares on the one-year anniversary of his first day of employment with the Company, and (ii) with respect to an additional 1/48th of the underlying shares each month thereafter, until such time as the option is vested and exercisable with respect to all of the shares. The RSUs vest (i) with respect to 25% of the shares on the one-year anniversary of the date of grant, and (ii) with respect to an additional 1/16th of the shares on each three-month anniversary thereafter, until such time as all of the RSUs are vested. The PSUs will become eligible to vest when the average closing price during the 45 consecutive trading days reaches the share price thresholds specified in his grant at any time before the three-year anniversary of the grant date.

Performance Stock Awards

In 2015, we granted to our current CEO, former CEO, CFO and other executive officers PSUs to acquire up to a certain maximum number of shares of our common stock to be earned based on the common stock price reaching certain share price targets over a period of three years, subject to such individual’s continued service to the Company as a director, officer, employee or consultant. The PSUs will become eligible to vest when the average closing price during the 45 consecutive trading days reaches the share price thresholds specified in such individual’s grant at any time before the three-year anniversary of the grant date. We determined the value of these PSUs using a Monte-Carlo simulation. The fair value of the PSUs is determined to be $6.8 million that will be recognized over the requisite service period using the accelerated method.

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

9. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$6,135	$7,610	$12,275
Research and development	8,060	9,677	17,333
Sales and marketing	4,104	6,062	7,060
General and administrative	8,180	10,512	15,836
Stock-based compensation expense	$26,479	$33,861	$52,504

Of the total stock-based compensation, we recorded $5.6 million, $1.9 million, and $1.6 million, respectively as stock-based compensation related to our corporate bonus incentive plan during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015 and 2014, stock-based bonus of $5.8 million and $1.9 million, respectively, were recorded under accrued liabilities in the consolidated balance sheets in connection with our corporate bonus incentive plan.

We issue new common shares upon exercise of stock options. The following table summarizes our stock option activity and related information as follows (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2012	4,616	$21.73
Options granted	1,168	18.36
Options exercised	(631)	4.74
Options cancelled or expired	(427)	27.52
Balance at December 31, 2013	4,726	$11.88	6.43	$43
Options granted	732	14.67
Options exercised	(378)	2.94
Options cancelled or expired	(555)	17.57
Balance at December 31, 2014	4,525	$12.38	5.67	$8,699
Options granted	669	10.36
Options exercised	(234)	2.38
Options cancelled or expired	(528)	17.52
Balance at December 31, 2015	4,432	$11.99	5.36	$17,290
As of December 31, 2015:
Options vested and expected to vest	4,398	$11.98	5.33	$17,225
Options exercisable	3,223	$11.67	4.07	$14,470

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount is subject to change based on changes to the fair value of our common stock. During the years ended December 31, 2015, 2014, and 2013, the total cash received from the exercise of stock options was $0.6 million, $1.1 million, and $2.9 million, net of repurchases, respectively, and the total intrinsic value of stock options exercised was $2.1 million, $3.6 million, and $9.5 million, respectively.

Restricted Stock Units

The following table summarizes our restricted stock units activity and related information as follows (in thousands, except per share data):

	Restricted Stock
	Units Outstanding
			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	Number of	Date Fair Value	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value
Balance at December 31, 2012	231	$449.51
Restricted stock units granted	3,662	48.41
Restricted stock units vested	(1,020)	23.36
Restricted stock units cancelled	(116)	49.69
Balance at December 31, 2013	2,757	$19.14	1.18	$57,951
Restricted stock units granted	1,218	10.72
Restricted stock units vested	(1,280)	18.77
Restricted stock units cancelled	(497)	17.50
Balance at December 31, 2014	2,198	$15.06	1.08	$18,532
Restricted stock units granted	1,713	12.67
Performance restricted stock units granted	995	6.85
Restricted stock units vested	(1,407)	15.32
Restricted stock units cancelled	(413)	14.00
Balance at December 31, 2015	3,086	$11.11	1.73	$44,473

The fair values of restricted stock units are determined based upon the fair value of the underlying common stock at the date of grant. The total fair value on the respective vesting dates of restricted stock units during the years ended December 31, 2015, 2014 and 2013 was $16.5 million, $17.3 million and $19.5 million, respectively.

Valuation of Employee Stock-Based Compensation

We recognize compensation expense for stock-based awards based on their grant-date fair value on a straight-line basis over the service period for which such awards are expected to be outstanding. The fair value of stock options granted pursuant to our equity incentive plans and ESPP is determined using the Black-Scholes-Merton option pricing model. The fair value of performance stock awards is determined using a Monte-Carlo simulation. The determination of fair value is affected by the estimates of our valuation, as well as assumptions regarding subjective and complex variables such as expected employee exercise and forfeiture behavior and our expected stock-price volatility over the expected term of the award. Generally, assumptions are based on historical information and judgment was required to determine if historical trends may be indicators of future outcomes. The fair value of each option grant is estimated on the date of grant.

We currently have no history or expectation of paying cash dividends on our common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant. The expected term represent the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior. Until December 31, 2014, we estimated the volatility of our common stock at the date of grant using a combination of our own historical and implied volatility and based on the historical and implied volatility of the stock prices of a peer group of publicly-traded companies for a period equal to the expected life of our stock options. Effective January 1, 2015, we estimate the volatility of our common stock at the date of grant based on our own historical and implied volatility of the stock prices as we believe that we now have sufficient company specific data and provides a reasonable basis on which to base an estimate of expected volatility and we have no reason to believe that our future volatility will differ materially during the expected or contractual term, as applicable, from the volatility calculated from this past information.

The following table summarizes the assumptions relating to our stock options, ESPP and market-based PSUs:

	Year Ended December 31,
	2015	2014	2013
Stock options(1)
Expected volatility	59 – 66%	43 – 47%	47 – 52%
Expected dividends	—%	—%	—%
Expected life in years	5.85 – 6.08	6.08	5.00 – 6.08
Risk-free interest rate	1.54 – 1.78%	1.81 – 1.98%	0.87 – 1.96%
Weighted average grant date fair value per share	$5.82	$6.60	$19.11

ESPP(1)
Expected volatility	33 – 62%	33 – 36%	52%
Expected dividends	—%	—%	—%
Expected life in years	< 1 year	< 1 year	< 1 year
Risk-free interest rate	0.05 – 0.24%	0.05 – 0.08%	0.87%

Market-based PSUs(2)
Expected volatility	60 – 65%	—	—
Expected dividends	—%	—	—
Risk-free interest rate	1.02 – 1.22%	—	—
Weighted average fair value per share	6.85	—	—

(1) The Black-Scholes-Merton option-pricing model is utilized to estimate the fair value of stock options and ESPP.

(2) The fair value market-based PSUs utilize the Monte Carlo simulation option pricing model. The Company amortizes the fair value of these awards over the derived service period. Provided that the derived service is rendered, the total fair value of the market-based PSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, ESPP, RSUs, and PSUs as of December 31, 2015.

		Weighted
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$6.9	2.6
ESPP, RSUs, and PSUs	$24.9	2.6

10. INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$116,530	$(57,125)	$(28,774)
Foreign	(33,473)	(30,623)	(37,809)
Income (loss) before income taxes	$83,057	$(87,748)	$(66,583)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
United States federal	$—	$—	$—
State	4,488	1,191	(115)
Foreign	192	613	452
Total current provision for income taxes	4,680	1,804	337
Deferred:
United States federal	(1,091)	—	(47)
State	(37)	—	123
Foreign	(481)	(382)	(189)
Total deferred benefit for income taxes	(1,609)	(382)	(113)
Provision for income taxes	$3,071	$1,422	$224

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal statutory tax expense (benefit)	$29,070	$(30,031)	$(23,304)
Research tax credit	(548)	(574)	(884)
Effect of non-U.S. operations	11,331	10,754	13,320
Change in valuation allowance	(40,521)	18,166	(925)
Stock-based compensation expense	573	1,982	3,455
Loss on debt extinguishments	—	—	8,287
State taxes	2,937	792	8
Other	229	333	267
Provision for income taxes	$3,071	$1,422	$224

Excess tax benefits associated with stock option exercises and other equity awards are credited to stockholders' equity. The income tax benefits resulting from stock awards that were credited to stockholders' equity were $0.2 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss and tax credit carryforwards	$84,060	$129,471
Deferred revenue	119,440	159,523
Stock-based compensation expense	12,434	12,241
Accruals and reserves	12,551	7,452
Intangible assets	1,696	1,434
Other	333	355
Gross deferred tax assets	230,514	310,476
Valuation allowance	(142,635)	(186,273)
Deferred tax assets	87,879	124,203
Deferred tax liabilities
Property and equipment, net	(1,552)	(1,612)
Deferred cost of revenue	(85,258)	(122,116)
Deferred tax liabilities	(86,810)	(123,728)
Net deferred tax assets	$1,069	$475

As of December 31, 2015, we had federal and state net operating loss carryforwards of $175.9 million and $276.8 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2029 and 2016, respectively.  In addition, we had federal and California research tax credit carryforwards of $10.4 million and $12.8 million, respectively. The federal credit carryforwards will begin to expire in 2023, and the California credit carryforwards have no expiration date.

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

Below summarizes the change in deferred tax assets valuation allowance (in thousands):

	Balance at Beginning of Period	Net Change	Balance at End of Period
Deferred tax assets valuation allowances
Year ended December 31, 2013	$166,995	$1,097	$168,092
Year ended December 31, 2014	168,092	18,181	186,273
Year ended December 31, 2015	186,273	(43,638)	142,635

Undistributed earnings of our foreign subsidiaries amounted to $3.8 million as of December 31, 2015. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The income tax liability that might be incurred if these earnings were to be distributed is not material to the financial statements because of the Company’s full valuation allowance position.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits—beginning of period	$10,645	$8,715	$5,586
Gross increase for tax positions of prior years	85	165	1,216
Gross decrease for tax positions of prior years	(34)	(13)	—
Gross increase for tax positions of current year	1,414	1,778	1,913
Unrecognized tax benefits balance—end of period	$12,110	$10,645	$8,715

As of December 31, 2015, $0.3 million of the gross unrecognized tax benefits have been recorded as long-term liabilities.  The remainder is reflected as a reduction of deferred tax assets.  Up to $9.8 million and $8.7 million of unrecognized tax benefits at December 31, 2015 and 2014, respectively, would reduce the effective income tax rate in future periods if recognized. However, one or more of these unrecognized tax benefits relate to deferred tax assets that could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing and amount of any related effective tax rate benefit.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Due to our net operating loss position, we have not recorded interest and penalties related to uncertain tax positions as of December 31, 2015.

We file income tax returns in the United States, including various states, and certain foreign jurisdictions. The tax years 2003 to 2015 remain open to examination by the major taxing jurisdictions in which we are subject to tax. As of December 31, 2015, we were not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

11. SEGMENT INFORMATION

We operate in one reportable segment. Our chief operating decision makers are our CEO and CFO, who review consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. Revenue by geography is based on the billing address of the customer. The following table presents revenue by geographic region (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
United States	$425,951	$101,579	$285,430
Australia	45,247	62,745	40,939
All Other	18,361	26,964	489
Total	$489,559	$191,288	$326,858

Substantially all of our long-lived assets are located in the United States.

12. BALANCE SHEET DETAILS

Deferred Revenue and Deferred Cost of Revenue

The following table details the activity in deferred revenue (in thousands):

	Year Ended December 31,
	2015	2014
Deferred revenue, beginning of period	$609,593	$524,653
Revenue deferred in the period	281,779	276,228
Revenue recognized in the period	(489,559)	(191,288)
Deferred revenue, end of period	$401,813	$609,593

The following table details the activity in deferred cost of revenue (in thousands):

	Year Ended December 31,
	2015	2014
Deferred cost of revenue, beginning of period	$333,030	$276,123
Costs deferred related to revenue deferred in the period	91,044	123,001
Cost of revenue recognized in the period	(188,324)	(66,094)
Deferred cost of revenue, end of period	$235,750	$333,030

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2015	2014
Component parts	$1,201	$2,843
Finished goods	3,344	3,879
Inventory	$4,545	$6,722

Inventory included consigned inventory totaling $2.0 million and $3.0 million as of December 31, 2015 and 2014, respectively.

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Computer and network equipment	$16,568	$14,708
Software	13,719	13,460
Machinery and equipment	15,141	10,538
Furniture and fixtures	1,543	1,335
Leasehold improvements	2,915	2,565
Total property and equipment	49,886	42,606
Less: Accumulated depreciation and amortization	(35,780)	(29,746)
Property and equipment, net	$14,106	$12,860

Depreciation and amortization expense associated with property and equipment, including amounts for assets held under capital leases, was $6.1 million, $5.9 million, and $6.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Machinery and equipment included $4.8 million and $4.8 million of assets held under capital leases at December 31, 2015 and 2014, respectively, with corresponding accumulated amortization of $4.4 million and $3.5 million, respectively.

Software included $3.5 million and $3.5 million of assets held under capital leases at December 31, 2015 and 2014, respectively, with corresponding accumulated amortization of $3.3 and $2.9 million, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued payroll and related expenses	$14,249	$8,912
Accrued operating expenses	5,937	2,548
Warranty obligations, current	8,601	3,838
Sales, property and income taxes	4,850	1,996
Current portion of capital lease obligation	285	1,163
Other deferred revenue	8,326	4,955
Other	503	1,009
Accrued and other liabilities	$42,751	$24,421

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Warranty obligations, non-current	$2,898	$3,397
Other deferred revenue	11,099	9,816
Deferred rent long term	944	1,368
Other	1,462	493
Other liabilities	$16,403	$15,074

Product Warranty

Product warranty obligation is presented as follows on the consolidated balance sheets (in thousands):

	December 31,
	2015	2014
Warranty obligation, current - classified in accrued and other liabilities	$8,601	$3,838
Warranty obligation, non-current - classified in other liabilities	2,898	3,397
	$11,499	$7,235

Product warranty activity is as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Warranty obligation—beginning of period	$7,235	$6,089	$6,316
Warranty expense for new warranties issued	450	669	1,406
Utilization of warranty obligation	(2,131)	(2,562)	(1,767)
Changes in estimates for pre-existing warranties	5,945	3,039	134
Warranty obligation—end of period	$11,499	$7,235	$6,089

Accumulated Other Comprehensive (Loss) Income (AOCI), Net of Tax

The components of accumulated other comprehensive (loss) income, net of tax, were as follows (in thousands):

		Unrealized Gains
	Foreign Currency	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2013	$46	$84	$130
Other comprehensive (loss) income before reclassification	(770)	(11)	(781)
Amounts reclassified from AOCI	—	(128)	(128)
Other comprehensive (loss) income	(770)	(139)	(909)
Balance as of December 31, 2014	$(724)	$(55)	$(779)
Other comprehensive (loss) income before reclassification	(837)	(110)	(947)
Amounts reclassified from AOCI	—	(46)	(46)
Other comprehensive (loss) income	(837)	(156)	(993)
Balance as of December 31, 2015	$(1,561)	$(211)	$(1,772)

13. BORROWINGS

Credit Facility

We had available a line of credit with a bank, which provided for advances and the issuance of letters of credit of up to $50 million. Loans under the credit agreement bear interest at the bank’s prime rate plus a margin. We terminated this credit agreement during December 2015.

On December 18, 2015, we entered into a senior secured credit facilities credit agreement (“Credit Facility”) with Silicon Valley Bank (“SVB”) and HSBC Bank USA, National Association (“HSBC”). The Credit Facility provides for a revolving loan facility to the Company in an aggregate amount not to exceed $75.0 million, with an available letter of credit sub-facility in the aggregate amount of $75.0 million and an available swingline sub-facility in the aggregate amount of $5.0 million. The revolving loans and any swingline loans made pursuant to the Credit Facility bear interest at a rate per annum equal to (i) the higher of (a) the prime rate in effect on such day, and (b) the federal funds effective rate plus 0.5%, but in any case at a minimum rate of 0.0% per annum, plus (ii) 0.75%, and mature in December 2017. The Company’s obligations under the Credit Facility are secured by a security interest in substantially all of the assets of the Company (excluding intellectual property assets) and any domestic subsidiaries, subject to certain customary exceptions.

As of December 31, 2015, there were no borrowings outstanding under the Credit Facility; however, $22.7 million of letters of credit were outstanding, including $13.0 million relating to EON Patent Litigation as discussed under Note 16, Commitments and Contingencies. As of December 31, 2015, the remaining available balance of $52.3 million under Credit Facility is available for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end.

The Company also has the option to prepay its borrowings under the Credit Facility without penalty prior to maturity. The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, the Company must comply with certain financial covenants, including maintaining a minimum adjusted quick ratio or in certain events a minimum consolidated adjusted EBITDA, as such terms are defined and set forth in the Credit Facility. The Credit Facility contains customary events of default, including, among others: non-payment of principal, interest or other amounts when due; inaccuracy of representations and warranties; violation of covenants; cross-defaults with certain other indebtedness; certain undischarged judgments; bankruptcy, insolvency or inability to pay debts; and a change of control of the Company. Upon the occurrence and during the continuance of an event of default, the lenders may terminate the commitments under the Credit Facility and declare the loans and all other obligations under the Credit Facility immediately due and payable. As of December 31, 2015, we were in compliance with the financial covenants in the credit agreement.

Subordinated Convertible Notes

In December 2011, we issued a subordinated convertible note for an aggregate principal amount of $24.0 million, with a maturity date of December 6, 2014. Interest accrued for the first six months at a rate of 3.0% per year and increased by 1.0% every six months to a maximum of 6.0% per year. In February 2012, we issued a subordinated convertible note for an aggregate principal amount of $30.0 million, with a maturity date of February 21, 2015. Interest accrued for the first six months at a rate of 3.0% per year and increased by 1.0% every six months to a maximum of 6.0% per year. The unpaid principal amount of the two subordinated convertible notes, together with any interest accrued but unpaid thereon, was convertible upon certain events, including closing of an IPO of our common stock.

In connection with our IPO, the two subordinated convertible notes, together with contractual accrued interest of $2.3 million thereon through March 18, 2013, the closing date of our IPO, converted into 3,764,954 shares of common stock based on the outstanding principal and accrued interest at a conversion price equal to 88% of the IPO price of $17.00 per share. The conversion of the convertible notes and issuance of common stock were accounted for as debt extinguishments and as a result, we recorded a loss on debt extinguishments of $22.9 million in the year ended December 31, 2013.

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

15. RESTRUCTURING

2014 Restructuring Plan

During the three months ended September 30, 2014, we initiated a restructuring plan (the “2014 Restructuring Plan”) to refocus our strategy, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan included a worldwide workforce reduction. As a result, we recorded $1.6 and $1.8 million in severance costs as restructuring charges during the year ended December 31, 2015 and 2014, respectively, in the consolidated statement of operations. Any changes in the estimates of executing the approved plans are reflected in our results of operations.

Accrued liabilities related to restructuring actions are as following (in thousands):

	Severance Costs	Professional fees	Total
December 31, 2013
Additions	$1,888	$—	$1,888
Utilizations	(1,653)	—	(1,653)
December 31, 2014 (1)	$235	$—	$235
Additions	$1,213	$458	$1,671
Utilizations	(1,387)	(458)	(1,845)
December 31, 2015 (1)	$61	$—	$61

(1)Included under accrued and other liabilities in the consolidated balance sheets

16. COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

Our primary operating lease commitment at December 31, 2015, related to our headquarters in Redwood City, California, requires monthly lease payments through April 2016. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rent expense for all facility leases was $5.3 million, $5.3 million, and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The landlord will deliver possession of approximately 143,900 square feet of the Premises on January 1, 2016, and the remaining approximately 47,900 square feet on January 1, 2017. The base annual rent will range from $1.0 million to $7.1 million during the Initial Lease Term, for an aggregate base rent obligation of $60.8 million. We are also responsible for certain other costs under the lease agreements, including certain tenant improvement costs, operating expenses, taxes, assessments, insurance, and utilities, net of an allowance for tenant improvements by the landlord.

As of December 31, 2015, the future minimum commitments under our operating and capital leases were as follows (in thousands):

	Operating	Capital
	Leases	Leases
2016	$3,928	$112
2017	4,687	—
2018	5,750	—
2019	6,351	—
2020	6,364	—
2021 and thereafter	39,997	—
Net minimum lease payments	$67,077	$112
Less amount representing interest		(4)
Present value of net minimum capital lease payments		$108

Legal Contingencies

EON Patent Litigation.  In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers.  The lawsuit alleges infringement of United States Patent Nos. 5,388,101, 5,481,546, and 5,592,491 (the “EON Patents”), by certain networking technology and services that we and the other defendants provide.  Other defendants included Landis+Gyr AG (which was acquired by Toshiba Corporation), Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc., all of which settled with EON prior to trial. We filed answers, affirmative defenses and counterclaims denying the plaintiff’s allegations and asserting that the plaintiff’s patents are invalid. A trial was held in June 2014. After the trial, the jury determined that we had infringed certain, but not all, of the claims under the EON Patents, and returned a verdict against us in the amount of $18.8 million.  The court ruled there was insufficient evidence to support EON’s allegation of willful infringement and granted our motion to dismiss that claim.  In June 2014, we filed post-trial motions with the court seeking, among other things, judgment as a matter of law to set aside the jury verdict, or in the alternative, a new trial.  In its post-trial motions, EON sought pre-judgment interest and attorneys’ fees. Following post-trial motions, the court reduced the damage award to approximately $13.0 million, and in December 2014, entered a final judgment in that amount plus approximately $1.5 million in pre-judgment interest.  The court subsequently revised the final judgment to include additional costs of about $0.2 million and entered an amended final judgment in December 2014.  All of the EON Patents have expired and therefore EON is not seeking, and EON may not recover, any additional sums as royalties for our sales of products going forward.

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award, as stated in Note 13, Borrowings. Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  EON filed a notice of cross appeal in January 2015, which it subsequently dropped in June 2015. We filed our opening appellate brief in March 2015, and EON filed its principal brief in May 2015. We filed our reply brief in July 2015, and the hearing took place in November 2015. The appellate court issued a ruling in February 2016, reversing the District Court’s prior decision and judgment against us with instructions to dismiss the case, awarding no money to EON.

Transdata/OG&E Patent Litigation. In September 2011, TransData, Inc., or TransData, filed suit in United States District Court for the Western District of Oklahoma, against Oklahoma Gas & Electric Company (“OG&E”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including General Electric Company meters with our wireless modules. We agreed with General Electric Company to contribute to pay the defense of OG&E in connection with the TransData suit. An early claim construction hearing was held regarding one claim term in February 2013, and a hearing for the full claim construction was held in September 2013, on which the court issued an order in October 2013. In May 2014, General Electric Company filed reexamination requests on the TransData patents at issue with the U.S. Patent and Trademark Office (the “USPTO”). The reexaminations are currently proceeding. In August and September 2014, General Electric Company also petitioned the USPTO for inter partes review of each patent. In October 2014, OG&E filed a motion to stay the litigation pending the reexamination of the patents by the USPTO, which the court denied in January 2015. In March 2015, the USPTO issued decisions declining to institute the inter partes review. Additionally, the USPTO has indicated that all claims for which reexamination was requested are allowable without amendment. In August 2015, the court ruled that TransData is limited to alleging infringement by only one type of General Electric Company meter, and that any other General Electric Company meters used by OG&E are, as a matter of law, not infringing. OG&E filed a motion requesting a final judgment of non-infringement in October 2015.  The case was dismissed in January 2016.

TransData/Meter Manufacturer Patent Litigation. In September 2015, TransData filed separate suits in the Eastern District of Texas against meter manufacturers General Electric Company and GE Energy Management Services, Inc. (“GE”) and Landis+Gyr, Inc. and Landis+Gyr Technology, Inc. (“L+G”), alleging infringement of United States Patent Nos. 6,181,294, 6,462,713, and 6,903,699 by certain wireless communication-enabled meters, including meters with our wireless modules. GE and L+G have each requested indemnification from us for the claims asserted against them under the terms of our master agreement. We have denied L+G’s request. In December 2015, GE settled with TransData in exchange for a release and license, and we agreed to contribute to the settlement between GE and TransData in exchange for a release of claims from GE. In January 2016, the suit against GE was dismissed.

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

JSDQ Mesh Technologies Patent Litigation. In September 2015, JSDQ Mesh Technologies LLC (“JSDQ”), a non-producing entity, filed suit against us and our customer, Pepco Holdings, Inc., in United States District Court for the District of Delaware. The complaint alleges infringement of United States Patent Nos. 7,286,828, RE43675 and RE44607 by certain networking technology that we provide. We agreed to indemnify, assume control of the defense and resolve the claim against Pepco Holdings.  In December 2015, we settled with JSDQ for an immaterial amount.

Atlas/ComEd & Exelon and Atlas/PG&E Patent Litigation. In November 2015, Atlas IP, LLC filed separate suits against our customers Commonwealth Edison Company (“ComEd”) and Pacific Gas and Electric Co. (“PG&E”), alleging infringement of United States Patent No. 5,371,734 by communications between smart meters and access points over a neighborhood area network using wireless communication modules and networking equipment supplied by us. The suit against ComEd was filed in the Northern District of Illinois and also names Exelon Corp. (“Exelon”) as a defendant. The suit against PG&E was filed in the Northern District of California. We have agreed to assume the defense in both suits. In January 2016, we filed a motion to dismiss the ComEd complaint and to remove Exelon as a defendant. In February 2016, the court granted our motion to dismiss the complaint, and dismissed Exelon from the case with prejudice. Atlas IP filed an amended complaint against ComEd in February 2016. We filed a motion to dismiss the PG&E complaint in January 2016. The court has not yet issued a ruling.

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

As of December 31, 2015, we have recorded a charge of $3.6 million related to certain legal proceedings described above. Other than for the matters we have recognized in the consolidated financial statements, we have not recorded any amounts for contingent losses associated with the matters described above based on its belief that losses, while reasonably possible, are not probable. Unless otherwise stated, we are currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

As of December 31, 2015 and 2014, we had a total of $22.7 million and $17.0 million, respectively, including $13.0 million related to EON Patent Litigation mentioned above, of standby letters of credit issued under the Credit Facility with a financial institution, of which $4.4 million (AUD$6.2 million) and $0.5 million (AUD$0.6 million), respectively, were denominated in Australian dollars. In accordance with the terms of our Credit Facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the Credit Facility.

As of December 31, 2015 and 2014, we had an unsecured surety bond of $20.3 million and $20.3 million, respectively. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

Customers and Third-Party Device Manufacturers. Refer to the discussion above under the heading Legal Contingencies for a description of our indemnification obligations.

Our contracts with customers and third-party device manufacturers typically provide indemnification for claims filed by third-parties alleging that our products and services sold to the customer or manufacturer infringe or misappropriate any patent, copyright, trademark or other intellectual property right.

In our customer contracts, we also typically provide an indemnification for third-party claims resulting from death, personal injury or property damage caused by the negligence or willful misconduct of our employees and agents in connection with the performance of certain contracts.

Under our customer and third-party device manufacturer indemnities, we typically agree to defend the utility customer or third-party device manufacturer, as the case may be, from such claims, and pay any resulting costs, damages and attorneys’ fees awarded against the indemnified party with respect to such claims, provided that (a) the indemnified party promptly notifies us in writing of the claim, (b) the indemnified party provides reasonable assistance to us at our expense, and (c) we have sole control of the defense and all related settlement negotiations.

Insurance. We maintain various insurance coverages, subject to policy limits, that enable us to recover a portion of any amounts paid by us in connection with our obligation to indemnify our customers and third-party device manufacturers. However, because our maximum liability associated with such indemnification obligations generally is not stated explicitly in the related agreements, and further because many states prohibit limitations of liability for such indemnified claims, the maximum potential amount of future payments we could be required to make under these indemnification provisions could significantly exceed insurance policy limits.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly statements of operations data for each of the last eight quarters in the years ended December 31, 2015 and 2014 (in thousands, except per share data).

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
Revenue, net	$199,247	$69,505	$77,167	$143,640	$77,411	$28,041	$41,607	$44,229
Cost of revenue	97,902	36,518	57,211	72,185	47,233	26,738	28,195	32,785
Gross profit	101,345	32,987	19,956	71,455	30,178	1,303	13,412	11,444
Operating expenses	35,600	33,381	36,495	37,314	28,786	38,723	38,084	38,615
Operating income (loss)	65,745	(394)	(16,539)	34,141	1,392	(37,420)	(24,672)	(27,171)
Other income (expense), net	(159)	(99)	74	288	68	7	85	(37)
Income (loss) before income taxes	65,586	(493)	(16,465)	34,429	1,460	(37,413)	(24,587)	(27,208)
Provision (benefit) for income taxes	3,708	129	(290)	(476)	959	(140)	4	599
Net income (loss)	$61,878	$(622)	$(16,175)	$34,905	$501	$(37,273)	$(24,591)	$(27,807)
Net income (loss) per share
Basic	$1.23	$(0.01)	$(0.32)	$0.71	$0.01	$(0.77)	$(0.51)	$(0.58)
Diluted	$1.19	$(0.01)	$(0.32)	$0.69	$0.01	$(0.77)	$(0.51)	$(0.58)
Weighted average shares used to compute net income (loss) per share
Basic	$50,481	$50,188	$49,862	$49,306	$48,929	$48,551	$48,315	$47,693
Diluted	$52,167	$50,188	$49,862	$50,899	$50,191	$48,551	$48,315	$47,693

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our CEO and CFO concluded that as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICIERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officers is incorporated herein by reference from the information under Part I, Item 1. Business—Executive Officers of this Annual Report on Form 10-K. All other information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2015.

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

ITEM 11. COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K are as follows:

1.	Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on this March 9, 2016.

SILVER SPRING NETWORKS, INC.

By:	/s/ Michael Bell
Michael Bell
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Bell and James P. Burns or either of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Bell	President and Chief Executive Officer, and member of the Board of Directors (Principal Executive Officer)	March 9, 2016
Michael Bell

/s/ James P. Burns	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2016
James P. Burns

/s/ Scott A. Lang	Chairman of the Board of Directors	March 9, 2016
Scott A. Lang

/s/ Thomas R. Kuhn	Director	March 9, 2016
Thomas R. Kuhn

/s/ Jonathan Schwartz	Director	March 9, 2016
Jonathan Schwartz

/s/ Richard A. Simonson	Director	March 9, 2016
Richard A. Simonson

/s/ Laura D. Tyson	Director	March 9, 2016
Laura D. Tyson

/s/ Peter Van Camp	Director	March 9, 2016
Peter Van Camp

/s/ Warren M. Weiss	Director	March 9, 2016
Warren M. Weiss

/s/ Thomas H. Werner	Director	March 9, 2016
Thomas H. Werner

EXHIBIT INDEX

The following exhibits are included herein or incorporated herein by reference:

Exhibit				Incorporated by Reference		Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-35828	3.1	5/9/2013
3.2	Restated Bylaws of the Registrant.	10-Q	001-35828	3.2	5/9/2013
4.1	Form of Registrant’s common stock certificate.	S-1	333-175393	4.1	11/30/2012
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated December 11, 2009, by and among Registrant and certain security holders of the Registrant.	S-1	333-175393	4.2	7/7/2011
10.1‡	Form of Indemnification Agreement.	S-1	333-175393	10.1	7/7/2011
10.2‡	2003 Stock Option Plan, as amended to date.	10-Q	001-35828	10.2	11/7/2013
10.3‡	2012 Equity Incentive Plan, as amended to date.	10-Q	001-35828	10.1	8/7/2015
10.4‡	2012 Employee Stock Purchase Plan.	S-1	333-175393	10.4	6/14/2012
10.5†	Terms and Conditions for Supply and Installation of Smart Grid System, dated January 30, 2009, by and between the Registrant and PHI Service Company.					X
10.6†	Amended and Restated Services and Materials Agreement, dated January 25, 2012, by and between the Registrant and Commonwealth Edison Company.					X
10.7	Lease Agreement, dated July 5, 2007, as amended, between the Registrant and the Board of Trustees of The Leland Stanford Junior University.	S-1	333-175393	10.14	6/14/2012
10.8†	Lease Agreement, dated October 27, 2015, between the Registrant and CF Tasman SV LLC.					X
10.9†	Lease Agreement, dated October 27, 2015, between the Registrant and CF Tasman SV LLC.					X
10.10	Credit Agreement, dated December 18, 2015, by and between the Registrant, lenders parties thereto and Silicon Valley Bank.					X
10.11‡	Offer Letter Employment Agreement, dated July 28, 2015, between the Registrant and Michael Bell, as amended.					X
10.12‡	Notice of Inducement Stock Option Grant and Inducement Stock Option Agreement, dated October 12, 2015, between the Registrant and Michael Bell.	S-8	333-207906	99.1	11/9/2015
10.13‡	Notice of Inducement Performance Stock Unit Award and Inducement Performance Stock Unit Award Agreement, dated November 10, 2015, between the Registrant and Michael Bell.	S-8	333-207906	99.2	11/9/2015
10.14‡	Notice of Inducement Restricted Stock Award and Inducement Restricted Stock Unit Award Agreement, dated November 10, 2015, between the Registrant and Michael Bell.	S-8	333-207906	99.3	11/9/2015
10.15‡	Offer Letter Employment Agreement, dated June 24, 2004, between the Registrant and Scott A. Lang.	S-1	333-175393	10.5	7/7/2011
10.16‡	Letter Agreement, dated September 11, 2008, between the Registrant and Scott A. Lang.	S-1	333-175393	10.6	7/7/2011
10.17‡	Letter Agreement, dated November 3, 2014, between the Registrant and Scott A. Lang.	10-K	001-35828	10.7	3/2/2015
10.18‡	Promotion Letter Employment Agreement, dated October 13, 2011, between the Registrant and Donald L. Reeves, as amended.					X
10.19‡	Offer Letter Employment Agreement, dated September 4, 2013, between the Registrant and James P. Burns, as amended.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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