Form 10-Q
period 2016-03-31
SILVER SPRING NETWORKS INC
filed 2016-05-10
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 3, 2016, there were approximately 50,897,623 shares of the Registrant’s Common Stock outstanding

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,411	$65,264
Short-term investments	56,958	59,181
Accounts receivable	43,821	47,813
Inventory	4,074	4,545
Deferred cost of revenue	219,158	196,868
Prepaid expenses and other current assets	11,291	10,835
Total current assets	403,713	384,506
Property and equipment, net	19,475	14,106
Goodwill and intangible assets	13,969	14,390
Deferred cost of revenue, non-current	25,328	38,882
Deferred tax assets, non-current	1,070	1,069
Other long-term assets	2,073	4,772
Total assets	$465,628	$457,725
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$31,635	$30,623
Deferred revenue	352,485	305,471
Accrued and other liabilities	39,603	42,751
Total current liabilities	423,723	378,845
Deferred revenue, non-current	69,502	96,342
Other liabilities	18,270	16,403
Total liabilities	511,495	491,590
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.001 par value; 1,000,000 shares authorized; 50,897 and 50,621 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	600,723	594,352
Accumulated other comprehensive loss	(1,631)	(1,772)
Accumulated deficit	(644,959)	(626,445)
Total stockholders’ deficit	(45,867)	(33,865)
Total liabilities and stockholders’ deficit	$465,628	$457,725

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product revenue	$32,852	$105,035
Service revenue	15,768	38,605
Total revenue, net	48,620	143,640
Cost of revenue:
Product cost of revenue	15,980	56,617
Service cost of revenue	15,643	15,568
Total cost of revenue	31,623	72,185
Gross profit	16,997	71,455
Operating expenses:
Research and development	15,485	15,694
Sales and marketing	9,550	9,297
General and administrative	10,846	12,129
Restructuring	39	194
Total operating expenses	35,920	37,314
Operating (loss) income	(18,923)	34,141
Other income, net	441	288
(Loss) income before income taxes	(18,482)	34,429
Provision (benefit) for income taxes	32	(476)
Net (loss) income	$(18,514)	$34,905

Net (loss) income per share
Basic	$(0.36)	$0.71
Diluted	$(0.36)	$0.69
Weighted average shares used to compute net (loss) income per share
Basic	50,760	49,306
Diluted	50,760	50,899

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(18,514)	$34,905
Other comprehensive income (loss):
Change in foreign currency translation - net of adjustment	(85)	(948)
Net unrealized gain on available for sale investments (net of tax effect of $0 and $0)	226	178
Other comprehensive income (loss)	141	(770)
Comprehensive (loss) income	$(18,373)	$34,135

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows provided by (used in) operating activities:
Net (loss) income	$(18,514)	$34,905
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred taxes	—	(890)
Depreciation and amortization	2,132	1,949
Stock-based compensation	6,900	7,023
Other non-cash adjustments	60	53
Changes in operating assets and liabilities:
Accounts receivable	3,976	7,301
Inventory	470	(604)
Prepaid expenses and other current assets	2,208	(904)
Contingent payments related to Detectent acquisition, held in escrow	—	(4,000)
Deferred cost of revenue	(8,804)	32,516
Accounts payable	669	2,878
Customer deposits	(5)	(200)
Deferred revenue	20,054	(80,561)
Accrued and other liabilities	(7,755)	79
Net cash provided by (used in) operating activities	1,391	(455)
Cash flows provided by (used in) investing activities:
Business acquisition, net of cash acquired	—	(7,098)
Proceeds from sales of available-for-sale investments	4,833	—
Proceeds from maturities of available-for-sale investments	1,000	4,000
Purchases of available-for-sale investments	(3,439)	(4,056)
Purchases of property and equipment	(2,146)	(1,374)
Net cash provided by (used in) investing activities	248	(8,528)
Cash flows provided by (used in) financing activities:
Payments on capital lease obligations	(144)	(410)
Proceeds from issuance of common stock, net of repurchases	1,888	1,905
Taxes paid related to net share settlement of equity awards	(334)	(2,057)
Net cash provided by (used in) financing activities	1,410	(562)
Effect of exchange rate changes on cash and cash equivalents	98	(217)
Net increase (decrease) in cash and cash equivalents	3,147	(9,762)
Cash and cash equivalents—beginning of period	65,264	60,457
Cash and cash equivalents—end of period	$68,411	$50,695
Supplemental cash flow information—cash paid for income taxes	$3,527	$970
Supplemental cash flow information—cash paid for interest	$4	$20
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	$5,465	$376

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Silver Spring Networks, Inc. (the “Company”, “we”, “us” and “our”) have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information as well as the instructions to Form 10-Q and applicable rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The preparation of unaudited condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates under different assumptions or conditions. As a result, the quarterly results may not be indicative of the full year results.

The condensed consolidated financial statements include the accounts of Silver Spring Networks, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

2. Significant Accounting Policies and Estimates

There have been no material changes to our significant accounting policies described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 that have had a material impact on our condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect that this new guidance will have on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. The guidance becomes effective for fiscal years and interim reporting periods beginning after December 15, 2018. We are currently evaluating the effect that this new guidance will have on our financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances will also be classified as noncurrent. The updated standard is effective for us beginning on January 1, 2017 with early adoption application permitted as of the beginning of any interim or annual reporting period. We adopted this accounting pronouncement for the year ended December 31, 2015 prospectively in December 2015 and prior periods were not retrospectively adjusted.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to early adopt it in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

3. Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share applicable to common stockholders is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding plus dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of common shares issuable upon exercise of stock options, issuances of shares pursuant to the Employee Stock Purchase Plan, or ESPP, vesting of restricted stock units, or RSUs, and contingently issuable performance stock units, or PSUs, to the extent dilutive. We include the common shares underlying PSUs in the calculation of diluted net income (loss) per share when they become contingently issuable and exclude such shares when they are not contingently issuable. Certain potential shares of common stock were excluded from the computation of diluted net income (loss) per share because their effect would be anti-dilutive.

The following table sets forth the computation of historical basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(18,514)	$34,905
Net (loss) income per share
Basic	$(0.36)	$0.71
Diluted	$(0.36)	$0.69
Weighted average shares used to compute net (loss) income per share
Basic	50,760	49,306
Diluted	50,760	50,899

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Employee equity awards	7,177	4,405

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents, and short-term investments consisted of the following as of March 31, 2016 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$61,161	$—	$—	$61,161
Cash equivalents:
Commercial Paper	1,249	—	—	1,249
Money market mutual funds	6,001	—	—	6,001
Total cash and cash equivalents	68,411	—	—	68,411
Short-term fixed income securities:
U.S. government and agency obligations	33,530	39	(1)	33,568
U.S. and foreign corporate debt securities	17,921	34	(6)	17,949
Foreign governments and multi-national agency obligations	2,000	—	(1)	1,999
Commercial Paper	3,442	—	—	3,442
Total short-term investments	56,893	73	(8)	56,958
Total cash, cash equivalents and short-term investments	$125,304	$73	$(8)	$125,369

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2015 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$59,263	$—	$—	$59,263
Cash equivalents:
Money market mutual funds	6,001	—	—	6,001
Total cash and cash equivalents	65,264	—	—	65,264
Short-term fixed income securities:
U.S. government and agency obligations	38,396	4	(110)	38,290
U.S. and foreign corporate debt securities	18,945	2	(52)	18,895
Foreign governments and multi-national agency obligations	2,000	—	(4)	1,996
Total short-term investments	59,341	6	(166)	59,181
Total cash, cash equivalents and short-term investments	$124,605	$6	$(166)	$124,445

As of March 31, 2016, approximately 84% and 10% of our cash, cash equivalents, and short-term investments were held with two financial institutions, respectively. As of December 31, 2015, approximately 84% and 11% of our cash, cash equivalents, and short-term investments were held with two financial institutions, respectively.

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments consisted of the following (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$44,347	$44,377	$25,183	$25,163
Due from 1 year through 3 years	19,797	19,832	40,159	40,019
Total cash equivalents and short-term investments	$64,144	$64,209	$65,342	$65,182

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. and foreign corporate debt securities	$6,680	$(6)	$15,894	$(52)
Foreign governments and multi-national agency obligations	2,000	(1)	1,996	(4)
U.S. government and agency obligations	4,005	(1)	31,792	(110)
Total	$12,684	$(8)	$49,682	$(166)

As of March 31, 2016 and December 31, 2015, there were no investments with unrealized losses for a period in excess of 12 months.

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of March 31, 2016, we anticipate that we will recover the entire amortized cost basis of such available-for-sale debt securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2016 and 2015. There were insignificant gross realized gains or losses from available-for-sale securities during the three months ended March 31, 2016 and 2015.

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2016 and year ended December 31, 2015.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis

As of March 31, 2016, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,001	$—	$—	$6,001
Commercial paper	—	1,249	—	1,249
Total cash equivalents	6,001	1,249	—	7,250
Short-term investments:
U.S. Government and agency obligations	—	33,568	—	33,568
U.S. and foreign corporate debt securities	—	17,949	—	17,949
Foreign governments and multi-national agency obligations	—	1,999	—	1,999
Commercial paper	—	3,442	—	3,442
Total short-term investments	—	56,958	—	56,958
Total assets measured at fair value	$6,001	$58,207	$—	$64,208

As of December 31, 2015, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,001	$—	$—	$6,001
Total cash equivalents	6,001	—	—	6,001
Short-term investments:
U.S. Government and agency obligations	—	38,290	—	38,290
U.S. and foreign corporate debt securities	—	18,895	—	18,895
Foreign governments and multi-national agency obligations	—	1,996	—	1,996
Total short-term investments	—	59,181	—	59,181
Total assets measured at fair value	$6,001	$59,181	$—	$65,182

As of March 31, 2016 and December 31, 2015, there were no liabilities that are measured and recorded at fair value on a recurring basis.

As of March 31, 2016 and December 31, 2015, there were no assets and liabilities that are measured and recorded at fair value on a nonrecurring basis except for assets and liabilities valued on the date of acquisition for business acquired during 2015.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of our accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Business Acquisition

On January 16, 2015, we completed the acquisition of Detectent, Inc., or Detectent, a privately held corporation that provides customer intelligence solutions for utilities leveraging its data analytics platform, and paid $7.6 million in cash consideration. The acquisition of Detectent was accounted for under the acquisition method of accounting. Detectent’s SaaS, subscription, and software solutions help improve advanced metering infrastructure and utility grid operations, ensure revenue protection, and deliver enhanced customer engagement programs. We recorded goodwill of $4.5 million and intangible assets of $3.8 million, consisted primarily of developed technology, customer relationships, non-compete agreements and order backlog, at the time of acquisition. The goodwill arising from the Detectent acquisition was largely attributable to the synergies expected to be realized and was not deductible for U.S. federal income tax purposes.

In addition, we paid and held $4.0 million of deferred cash consideration, or contingent payments, in an escrow account, to be released over a two-year period subject to the retention of key employees of Detectent, or retention period. Contingent payments associated with future employment conditions are being recorded as compensation expense over the retention period. During the first quarter of 2016, we released $1.0 million from the escrow account in connection with the satisfaction of the retention terms of the acquisition agreement.

7. Goodwill and Intangible Assets

Goodwill:

As of March 31, 2016 and December 31, 2015, the gross amount of goodwill was $8.8 million.

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

		As of March 31, 2016			As of December 31, 2015
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	4-6 years	$4,865	$2,349	$2,516	$4,865	$2,180	$2,685
Customer relationships	4-7 years	3,640	1,206	2,434	3,640	973	2,667
Trade name	6 years	369	122	247	369	103	266
Total		$8,874	$3,677	$5,197	$8,874	$3,256	$5,618

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above.

The following table illustrates the amortization expense included in the consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
Amortization of purchased intangible assets:	2016	2015
Cost of revenue	$169	$262
Sales and marketing	244	140
General and administrative	8	7
Total	$421	$409

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ended
2016 (remaining nine months)	$1,126
2017	1,501
2018	1,195
2019	1,005
2020	259
2021 and thereafter	111
$5,197

8. Stock-Based Compensation

Equity Incentive Plan and Employee Stock Purchase Plan

Our Board of Directors adopted the 2012 Equity Incentive Plan, or 2012 Plan, which became effective on March 12, 2013 and serves as the successor to our 2003 Stock Option Plan, or 2003 Plan. Pursuant to the 2012 Plan, 3,400,000 shares of our common stock were initially reserved for grant, plus (1) any shares that were reserved and available for issuance under the 2003 Plan at the time the 2012 Plan became effective, and (2) any shares that become available upon forfeiture or repurchase by us under the 2003 Plan and a stock option plan assumed in connection with a previous acquisition, will be reserved for issuance. In addition, the number of shares of our common stock available for grant and issuance shall be increased on January 1 of each calendar year during the term of the Plan by the lesser of (i) four percent (4%) of the number of shares of our common stock issued and outstanding on each December 31 immediately prior to the date of increase, or (ii) such number of shares determined by the Board of Directors. Under the 2012 Plan, we may grant both incentive and non-statutory stock options, restricted stock, restricted stock units, and performance stock units to employees, directors and service providers. We may grant options to purchase shares of common stock to employees, directors and service providers at prices not less than the fair market value on the date of grant for both Incentive Stock Options, or ISOs, and Nonqualified Stock Options. ISOs granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock must be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years. RSUs generally vest between two to four years. PSUs generally vest over three years. On January 1, 2016, the total shares reserved for issuance under the 2012 Plan was automatically increased by 2,024,828 shares.

Our Board of Directors adopted the 2012 Employee Stock Purchase Plan, or ESPP, which became effective on March 12, 2013, pursuant to which 400,000 shares of our common stock have been reserved for future issuance. In addition, on each January 1 for the first ten calendar years after the first Offering Date, the aggregate number of shares of our common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of our common stock on the immediately preceding December 31 subject to restrictions defined in the ESPP. Eligible employees can enroll and elect to contribute up to 15% of their compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date. On January 1, 2016, the total shares reserved for issuance under the ESPP was automatically increased by 506,207 shares.

As of March 31, 2016 and December 31, 2015, there were 7.6 million and 4.9 million shares, respectively, of common stock reserved for future grants under our ESPP and our 2012 Plan.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Activities

The following table summarizes our stock option activity and related information for the three months ended March 31, 2016 as follows (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2015	4,432	$11.99	5.36	$17,290
Options granted	—	—
Options exercised	(43)	3.75
Options cancelled or expired	(332)	16.90
Balance at March 31, 2016	4,057	$11.68	5.48	$17,430
As of March 31, 2016:
Options vested and expected to vest	4,030	$11.66	5.47	$17,378
Options exercisable	3,069	$11.16	4.50	$15,363

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount is subject to change based on changes to the fair value of our common stock.

Restricted Stock Units Activities

The following table summarizes our restricted stock units activity and related information for the three months ended March 31, 2016 as follows (in thousands, except per share data):

	Restricted Stock
	Units Outstanding
			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	Number of	Date Fair Value	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value
Balance at December 31, 2015	3,086	$11.11	1.73	$44,473
Restricted stock units granted	75	10.68
Restricted stock units vested	(73)	16.16
Restricted stock units cancelled	(54)	12.26
Balance at March 31, 2016	3,034	$10.95	1.55	$44,748

Stock-based Compensation

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$1,328	$1,723
Research and development	2,025	2,180
Sales and marketing	831	1,238
General and administrative	2,716	1,882
Stock-based compensation expense	$6,900	$7,023

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Of the total stock-based compensation, we recorded $2.1 million and $1.5 million as stock-based compensation related to our corporate bonus incentive plan during the three months ended March 31, 2016 and 2015, respectively, and we recorded these amounts under accrued liabilities in our consolidated balance sheets.

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, ESPP, RSUs, and PSUs as of March 31, 2016:

		Weighted
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$6,094	2.4
ESPP, RSUs, and PSUs	$22,116	2.3

9. Income Taxes

Our income tax provision and benefit for income taxes for the three months ended March 31, 2016 and 2015 reflects an effective tax rate of (0.2%) and (1.4%), respectively. Our income tax expense for the three months ended March 31, 2016 consists primarily of an income tax from foreign jurisdictions. Our benefit for income taxes for the three months ended March 31, 2015 consists primarily of a net benefit of $0.9 million, which was due to the deferred income tax benefits related to the Detectent acquisition.

10. Segment Information

We operate in one reportable segment. Our chief operating decision makers are our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, who review consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. Revenue by geography is based on the billing address of the customer. The following table presents revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
United States	$45,222	$122,582
Australia	2,136	19,176
All Other	1,262	1,882
Total	$48,620	$143,640

Substantially all of our long-lived assets are located in the United States.

11. Balance Sheet Details

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Component parts	$1,302	1,201
Finished goods	2,772	3,344
Inventory	$4,074	4,545

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued payroll and related expenses	$17,443	$14,249
Accrued operating expenses	2,924	5,937
Warranty obligations, current	7,597	8,601
Sales, property and income taxes	1,057	4,850
Current portion of capital lease obligation	—	285
Other deferred revenue	10,023	8,326
Other	559	503
Accrued and other liabilities	$39,603	$42,751

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Warranty obligations, non-current	$2,419	$2,898
Other deferred revenue	11,130	11,099
Deferred rent, non-current	4,171	944
Other	550	1,462
Other liabilities	$18,270	$16,403

Product Warranty

Product warranty activity is as follows (in thousands):

Three Months Ended
March 31,
2016
Warranty obligation—beginning of period	$11,499
Warranty expense for new warranties issued	79
Utilization of warranty obligation	(990)
Changes in estimates for pre-existing warranties	(572)
Warranty obligation—end of period	$10,016

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accumulated Other Comprehensive (Loss) Income (AOCI), Net of Tax

The components of accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2016 are as follows (in thousands):

		Unrealized Gains
	Foreign Currency	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2015	$(1,561)	$(211)	$(1,772)
Other comprehensive (loss) income before reclassification	(85)	228	143
Amounts reclassified from AOCI	—	(2)	(2)
Other comprehensive (loss) income	(85)	226	141
Balance as of March 31, 2016	$(1,646)	$15	$(1,631)

12. Commitments and contingencies

Operating and Capital Leases

Our primary operating lease commitment as of March 31, 2016, related to our new headquarters in San Jose, California, requires monthly lease payments through September 2026, and our current headquarters in Redwood City, California, requires monthly lease payments through May 2016.

We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rent expense for all facility leases was $2.3 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the future minimum commitments under our operating leases were as follows (in thousands):

Operating
Leases
2016 (remaining nine months)	$2,523
2017	4,695
2018	5,755
2019	6,354
2020	6,367
2021 and thereafter	40,006
Net minimum lease payments	$65,700

Legal Contingencies

EON Patent Litigation.  In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers.  The lawsuit alleges infringement of United States Patent Nos. 5,388,101, 5,481,546, and 5,592,491, or the EON Patents, by certain networking technology and services that we and the other defendants provide.  Other defendants included Landis+Gyr AG (which was acquired by Toshiba Corporation), Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc., all of which settled with EON prior to trial. We filed answers, affirmative defenses and counterclaims denying the plaintiff’s allegations and asserting that the plaintiff’s patents are invalid. A trial was held in June 2014. After the trial, the jury determined that we had infringed certain, but not all, of the claims under the EON Patents, and returned a verdict against us in the amount of $18.8 million.  Following post-trial motions by both parties, the court reduced the damage award to approximately $13.0 million, and in December 2014, entered a final judgment in that amount plus approximately $1.5 million in pre-judgment interest.  The court subsequently revised the final judgment to include additional costs of about $0.2 million and entered an amended final judgment in December 2014.  All of the EON Patents have expired and therefore EON is not seeking, and EON may not recover, any additional sums as royalties for our sales of products going forward.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award, as described below in “Customer Performance and Other Commitments.” Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  The appellate hearing took place in November 2015, and in February 2016 the appellate court issued a ruling reversing the District Court’s prior decision and judgment against us, and holding that no reasonable jury could find we infringed the EON patents. In April 2016, EON filed a petition for a rehearing en banc, to which we provided a response at the court’s request.  We intend to continue vigorously defending this action.

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

Atlas/ComEd & Exelon and Atlas/PG&E Patent Litigation. In November 2015, Atlas IP, LLC filed separate suits against our customers Commonwealth Edison Company, or ComEd, and Pacific Gas and Electric Co., or PG&E, alleging infringement of United States Patent No. 5,371,734 by communications between smart meters and access points over a neighborhood area network using wireless communication modules and networking equipment supplied by us. We have agreed to assume the defense in both suits.

ComEd & Exelon.  The suit against ComEd was filed in the Northern District of Illinois and also named Exelon Corp., or Exelon, as a defendant. In January 2016, we filed a motion to dismiss the ComEd complaint and to remove Exelon as a defendant. In February 2016, the court granted our motion to dismiss the complaint, and dismissed Exelon from the case with prejudice. In March 2016, Atlas IP filed an amended complaint against ComEd, which we moved to dismiss. The court has not yet issued a ruling on our motion.

PG&E.  The suit against PG&E was filed in the Northern District of California. We filed a motion to dismiss the PG&E complaint in January 2016, which the court granted in March 2016.  Atlas IP filed an amended complaint against PG&E, which we moved to dismiss in March 2016. The court has not yet issued a ruling on our motion.

We believe that we have meritorious defenses to Atlas IP’s allegations in both matters, and intend to continue vigorously defending the actions.

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

We have not recorded any amounts for contingent losses associated with the matters described above based on our belief that losses, while reasonably possible, are not probable. Unless otherwise stated, we are currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2016 and December 31, 2015, we had a total of $23.0 million and $22.7 million, respectively, including $13.0 million related to the EON Patent Litigation mentioned above, of standby letters of credit issued under the Credit Facility with a financial institution. As of March 31, 2016 and December 31, 2015, $4.7 million (AUD$6.1 million) and $4.4 million (AUD$6.2 million) of these standby letter of credit were denominated in Australian dollars, respectively. In accordance with the terms of our Credit Facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the Credit Facility. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Provision (Benefit) for Income Taxes for more information on the Credit Facility.

As of March 31, 2016, we had a $20.3 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letters of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition, the following discussion contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly the section entitled “Risk Factors.”

Overview

Silver Spring Networks, Inc. has over ten years of experience creating, building and successfully deploying large scale networks and solutions enabling the internet of things, or IoT, for critical infrastructure. The IoT refers to a system where a diversity of physical devices has the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading smart grid network platform by applying advanced networking technology and solutions to the power grid. We have broadened our focus beyond the smart grid to other utility networks including gas and water, and other critical infrastructure such as street lights, which enable smarter and more efficient cities.

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

We believe the power grid is one of the most significant elements of contemporary industrial infrastructure that has yet to be extensively networked with modern technology. To address this challenge, we pioneered a fundamentally new approach to connect utilities with millions of devices on the power grid. We believe our technology has started to yield significant benefits to utilities, consumers and the environment, as the industry begins to realize the potential benefits of increased communication capabilities being deployed in the smart grid. These benefits include more efficient management of energy, improved grid reliability, capital and operational savings, integration with renewable-generation sources, consumer empowerment and assistance in complying with evolving regulatory mandates through reduced carbon emissions.

We intend to continue to innovate in order to advance our networking platform to support increased performance and a broader range of communications modules, including compact battery-operated solutions and advanced analytics capabilities. We believe this will enable a more powerful smart grid with support for more devices, applications and solutions. We believe these technological advances are also well-suited to provide intelligence to other devices within our core smart grid market, as well as adjacent markets for distribution systems to gas and water utilities.

We believe our technology is also well suited for a range of other solutions across the broader category of the IoT. We are focused on critical infrastructure within the IoT that requires similar networking performance as our smart grid solution. Our first expansion beyond the power grid has been on city infrastructure, specifically networking street lights. We believe that by applying advanced networking technology, we can enable cities to achieve their goals for increasing energy and operating efficiency while improving quality of life. In the long term, we look to expand our reach into an even broader range of IoT markets by working with new and existing customers to open their smart grid networks to third parties and support a wide range of devices, applications and solutions.

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

Key Non-GAAP and Other Financial Measures

We believe that our results of operations under GAAP, when considered in isolation, may only provide limited insight into the performance of our business in any given period. As a result, we manage our business, make planning decisions, evaluate our performance and allocate resources by assessing non-GAAP and other financial measures, such as non-GAAP revenue, recurring non-GAAP revenue, recurring non-GAAP revenue per endpoint, non-GAAP new solutions revenue, cost of non-GAAP revenue, gross profit on non-GAAP revenue, gross margin on non-GAAP revenue, adjusted EBITDA, and total backlog in addition to other financial measures presented in accordance with GAAP. We believe that these non-GAAP and other financial measures offer valuable supplemental information regarding the performance of our business, and will help investors better understand the sales volumes, and gross margin and profitability trends, as well as the cash flow characteristics, of our business. These non-GAAP and other financial measures should not be considered in isolation from, are not a substitute for, and do not purport to be an alternative to, revenue, new solutions revenue, cost of revenue, gross profit, gross margin, net income (loss), or any other performance measure derived in accordance with GAAP.

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

Recurring non-GAAP revenue per endpoint represents a trailing twelve months, or TTM, recurring non-GAAP revenue from our managed services and SaaS offering divided by cumulative home and business endpoints shipped from inception to date.

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

The non-GAAP financial measures set forth below for the three months ended March 31, 2016 and 2015 have been derived from our unaudited financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands, except per endpoint and percentages)
Non-GAAP revenue, net(1)	$68,914	$63,099
Recurring non-GAAP revenue (TTM)(2)	$52,749	$46,608
Recurring non-GAAP revenue per endpoint(2)	$2.23	$2.24
Non-GAAP new solutions revenue, net(3)	$11,443	$15,062
Cost of non-GAAP revenue(4)	$38,779	$37,673
Gross profit on non-GAAP revenue(5)	$30,135	$25,426
Gross margin on non-GAAP revenue(5)	44%	40%
Adjusted EBITDA(6)	$2,290	$(3,983)

(1)	The following table reconciles revenue to non-GAAP revenue, net:

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands)
Revenue, net	$48,620	$143,640
Change in deferred revenue, net of foreign currency translation	20,294	(80,541)
Non-GAAP revenue, net	$68,914	$63,099

(2)	The following table reconciles recurring revenue to recurring non-GAAP revenue and recurring revenue per endpoint to recurring non-GAAP revenue per endpoint:

	Three Months Ended March 31,		Change in
	2016	2015	2016
	(unaudited, in thousands, except per endpoint)
Recurring revenue (TTM)	$70,041	$39,673	$30,368
Changes in deferred revenue, net of foreign currency translation	(17,292)	6,935	(24,227)
Recurring non-GAAP revenue (TTM)	$52,749	$46,608	$6,141
Cumulative network endpoints delivered	23,652	20,814	2,838
Recurring revenue per endpoint	$2.96	$1.91	$1.05
Recurring non-GAAP revenue per endpoint	$2.23	$2.24	$(0.01)

(3)	The following table reconciles new solutions revenue to non-GAAP new solutions revenue, net:

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands)
New solutions revenue, net	$8,106	$30,775
Change in deferred revenue, net of foreign currency translation	3,337	(15,713)
New solutions non-GAAP revenue, net	$11,443	$15,062

(4)	The following table reconciles cost of revenue to cost of non-GAAP revenue:

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands)
Cost of revenue	$31,623	$72,185
Change in deferred cost of revenue, net of foreign currency translation	8,668	(32,516)
Less: Stock-based compensation included in cost of revenue	(1,328)	(1,723)
Less: Amortization of intangibles included in cost of revenue	(169)	(262)
Less: Acquisition-related charges	(15)	(11)
Cost of non-GAAP revenue	$38,779	$37,673

(5)	The following table reconciles gross profit to gross profit on non-GAAP revenue, and gross margin to gross margin on non-GAAP revenue:

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands)
Gross profit	$16,997	$71,455
Change in deferred revenue, net of foreign currency translation	20,294	(80,541)
Change in deferred cost of revenue, net of foreign currency translation	(8,668)	32,516
Amortization of intangibles included in cost of revenue	169	262
Stock-based compensation included in cost of revenue	1,328	1,723
Acquisition-related charges	15	11
Gross profit on non-GAAP revenue	$30,135	$25,426
Gross margin on revenue	35%	50%
Gross margin on non-GAAP revenue	44%	40%

(6)	The following table reconciles net (loss) income to adjusted EBITDA:

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands)
Net (loss) income	$(18,514)	$34,905
Change in deferred revenue, net of foreign currency translation	20,294	(80,541)
Change in deferred cost of revenue, net of foreign currency translation	(8,668)	32,516
Other income, net	(441)	(288)
Provision (benefit) for income taxes	32	(476)
Depreciation and amortization	2,132	1,949
Stock-based compensation	6,900	7,023
Acquisition-related charges	516	735
Restructuring	39	194
Adjusted EBITDA	$2,290	$(3,983)

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

Key Elements of Operating and Financial Performance

We monitor the key elements of our operating and financial performance set forth below to help us evaluate growth trends, determine investment priorities, establish budgets, measure the effectiveness of our sales efforts and assess operational efficiencies. These key elements of operating and financial performance include certain non-GAAP measures which consist of non-GAAP revenue, recurring non-GAAP revenue, recurring non-GAAP revenue per endpoint, cost of non-GAAP revenue and gross profit on non-GAAP revenue, gross margin on non-GAAP revenue, and adjusted EBITDA and total backlog, in addition to other financial measures presented in accordance with GAAP. For more information regarding our use of non-GAAP measures, see Key Non-GAAP and Other Financial Measures above.

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. For the three months ended March 31, 2016, product revenue represented 68% and service revenue represented 32% of our total revenue. For the three months ended March 31, 2016, we shipped approximately 698,000 endpoints. We have shipped over 23.6 million cumulative endpoints from inception to March 31, 2016.

Our product revenue is derived from sales of hardware such as communications modules, access points, relays and bridges, and various types of software related to our solutions. To date, in our typical customer deployments, we have sold our communications modules to third-party device manufacturers and our other hardware and software products directly to our customers. In such sales of communications modules to third-party device manufacturers, we only record revenue related to the communications modules pursuant to a contractual relationship between us and the third-party device manufacturer. However, in some cases, we have sold third-party devices such as meters integrated with our communications modules directly to our customers. In those circumstances where we sell third-party devices directly to our customers, we recognize the sale on a gross basis as we are acting as principal. Whether our customer purchases the third-party device from us or the third party device manufacturer is dependent on the nature and extent of the business relationship our customer has with the third-party device manufacturer and how our customer prefers to manage their deployment.

Our service revenue includes fees for managed services and SaaS, and professional services. For the three months ended March 31, 2016, revenue from managed services and SaaS represented 23% and professional services represented 9% of our total revenue.

For the three months ended March 31, 2016, our advanced metering solutions represented 83% and our new solutions represented 17% of our total revenue. Advanced metering solutions revenue includes hardware and software products along with services primarily related to deployment of the network canopy through our access points and the shipment of our communications modules which are integrated into third-party meters for deployment to homes and businesses supported by our customer base. New solutions revenue includes revenues derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink Data Platform.

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments. In the first quarter of 2016, the deployments for Commonwealth Edison Company, or ComEd, Florida Power and Light Company, or FPL, and American Electric Power Service Corporation, or AEP, represented 49%, 11%, and 10% of our revenue, respectively.

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

Non-GAAP Revenue

For the three months ended March 31, 2016, non-GAAP product revenue represented 66% and non-GAAP service revenue represented 34% of our total non-GAAP revenue. Our non-GAAP service revenue includes revenue from managed services and SaaS, and professional services. For the three months ended March 31, 2016, non-GAAP revenue from managed services and SaaS represented 19% and professional services represented 15% of our total non-GAAP revenue.

For the three months ended March 31, 2016, non-GAAP revenue from our advanced metering solutions represented 83% and new solutions represented 17% of our total non-GAAP revenue. For a description of non-GAAP revenue, see Key Non-GAAP and Other Financial Measures above.

To date, a substantial portion of our non-GAAP revenue is attributable to a limited number of customer deployments. In the first quarter of 2016, the deployments for ComEd, AusNet Electricity Services, or AusNet, and FPL represented 36%, 14%, and 11% of total non-GAAP revenue, respectively.

Recurring Revenue per Endpoint

Recurring revenue is our revenue from our managed services and SaaS offering, as well as customer support and other service offerings. Recurring revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We do have other sources of revenue that are recurring in nature in both our product and services solutions but we believe revenue from our managed services and SaaS offerings, as well as customer support and other service revenue, best represents our overall recurring revenue. Recurring revenue per endpoint represents a trailing twelve months, or TTM, recurring revenue from our managed services and SaaS offering divided by cumulative home and business endpoints shipped from inception to date. Recurring revenue per endpoint as of March 31, 2016 was $2.96. Changes in recurring revenue are primarily driven by the timing of customer acceptances and recognition of revenue subject to contingency provisions.

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

Recurring non-GAAP revenue per endpoint enables us to measure the amount of incremental revenue we derive from our growing footprint of networked homes and business as a result of sales of our additional solutions and services. Recurring non-GAAP revenue per endpoint as of March 31, 2016 was $2.23. For a description of recurring non-GAAP revenue and recurring non-GAAP revenue per endpoint, see Key Non-GAAP and Other Financial Measures above. We intend to continue to broaden the scope of our available solutions and services, which should have the effect of increasing the amount of recurring non-GAAP revenue per endpoint over time.

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

Our gross profit varies from period to period based on the volume, average selling prices, and mix of products and services recognized as revenue, as well as product and service costs, expense for warranty obligations, and inventory write-downs. The timing of revenue recognition and related costs, which depends primarily on customer acceptance, can fluctuate significantly from period to period and have a material impact on our gross profit and gross margin results. In addition, our gross profit will also increase based on revenue generated from sales of third-party devices. If in a given period our mix of revenue generated from third-party devices is higher, our gross profit will be lower as margin on third-party devices is lower as compare to our own products.

Cost of Non-GAAP Revenue, Gross Profit on Non-GAAP Revenue, and Gross Margin on Non-GAAP Revenue

Cost of non-GAAP revenue represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation and amortization of acquired intangibles and acquisition-related charges as described Key Non-GAAP and Other Financial Measures above.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as legal settlement expenses, amortization of acquired intangibles, and restructuring charges. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount increased from 652 as of December 31, 2015 to 673 as of March 31, 2016.

Research and Development

We expense our research and development costs as they are incurred. Research and development expense represents the largest component of our operating expenses and consists primarily of:

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

General and Administrative

General and administrative expense consists primarily of:

•

compensation, including salaries, bonuses, and benefits and stock-based compensation provided to our executives, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead;

•	fees paid for professional services, including legal, tax and accounting services; and
•	legal settlement expenses.

Restructuring

During September 2014, we initiated a restructuring plan to refocus our strategy, optimize our structure, and improve operational efficiencies. This restructuring plan included a worldwide workforce reduction.

Results of Operations and Key Non-GAAP Financial Measures

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change
Consolidated Statements of Operations Data:
Revenue, net	$48,620	$143,640	$(95,020)	(66)%
Cost of revenue	31,623	72,185	(40,562)	(56)%
Gross profit	16,997	71,455	(54,458)	(76)%
Operating expenses:
Research and development	15,485	15,694	(209)	(1)%
Sales and marketing	9,550	9,297	253	3%
General and administrative	10,846	12,129	(1,283)	(11)%
Restructuring	39	194	(155)	(80)%
Total operating expenses	35,920	37,314	(1,394)	(4)%
Operating (loss) income	(18,923)	34,141	(53,064)	(155)%
Other income, net:	441	288	153	53%
(Loss) income before income taxes	(18,482)	34,429	(52,911)	(154)%
Provision (benefit) for income taxes	32	(476)	508	(107)%
Net (loss) income	$(18,514)	$34,905	$(53,419)	(153)%

Revenue

The following table sets forth our revenue for the periods shown:

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change
Product revenue	$32,852	$105,035	$(72,183)	(69)%
Percent of net revenue	67.6%	73.1%
Service revenue	$15,768	38,605	(22,837)	(59)%
Percent of net revenue	32.4%	26.9%
Revenue, net	$48,620	$143,640	$(95,020)	(66)%

From incorporation through December 31, 2014, we deferred revenue for arrangements that contained customer-specific acceptance criteria until we determined whether acceptance was achieved due to our limited experience with customer deployments during that period. We perform an ongoing evaluation of the sufficiency of historical experience in determining the effect of customer-specific acceptance terms on timing of revenue recognition. During the quarter ended March 31, 2015, following the completion of analyses of historical experience, we determined that we have sufficient objective evidence to conclude that (i) network solution testing conducted in prior deployments can be relied upon to demonstrate that products and services delivered for deployments of other customers will meet acceptance testing criteria, provided that such prior deployments have similar characteristics and substantially similar testing criteria, or (ii) in absence of such evidence from prior deployments, network solution testing in the initial service area for a specific customer deployment can be relied upon to demonstrate that products and services delivered for subsequent service areas within that same deployment will meet subsequent acceptance testing criteria, provided that such initial network solution testing is successfully completed, and the testing criteria in the initial service area are substantially similar to the agreed-upon testing criteria for the remaining service areas. Receipt of acceptance from these customers is no longer considered necessary as (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria were met.

Total revenue recognized was due to the receipt of customer acceptances and performance of related services for follow-on phases of deployment of our networking platform and solutions. Revenue from our advanced metering solution and new solutions represented 83% and 17%, respectively, of our total revenue for the three months ended March 31, 2016. Revenue from our advanced metering solution and new solutions represented 79% and 21%, respectively, of total revenue for the three months ended March 31, 2015. The decrease in total revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was due primarily to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of change in assessment of the impact of customer-specific acceptance criteria.

In the first quarter of 2016, the deployments for ComEd, FPL and AEP represented 49%, 11% and 10% of our revenue, respectively. In the first quarter of 2015, the deployments for ComEd, FPL, and Ched Services Pty, or CHED, represented 54%, 14% and 13% of our revenue, respectively.

Product Revenue

The decrease in product revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of change in assessment of the impact of customer-specific acceptance criteria.

Service Revenue

The decrease in service revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of change in assessment of the impact of customer-specific acceptance criteria.

Our revenue from product, managed services and SaaS, and professional services represented 68%, 23%, and 9%, respectively, of our total revenue for the three months ended March 31, 2016, and 73%, 9% and 18%, respectively, of our total revenue for the three months ended March 31, 2015.

We anticipate that revenue in 2016 may fluctuate from period to period throughout 2016 primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Recurring Revenue per Endpoint

Recurring revenue per endpoint as of March 31, 2016 and 2015 was $2.96 and $1.91, respectively. The increase is due to higher recurring revenue as a result of a one-time change in assessment of the impact of customer-specific acceptance criteria.

Non-GAAP Revenue

The following table sets forth our reconciliation of revenue to non-GAAP revenue for the periods shown:

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change
Revenue, net	$48,620	$143,640	$(95,020)	(66)%
Change in deferred revenue, net of foreign currency translation	20,294	(80,541)	100,835	(125)%
Non-GAAP revenue, net	$68,914	$63,099	$5,815	9%

For the three months ended March 31, 2016, non-GAAP revenue from product and service represented 66% and 34%, respectively, and for the three months ended March 31, 2015, non-GAAP revenue from product and service represented 65% and 35%, respectively, of our total non-GAAP revenue. The increase in non-GAAP revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to an increase of $4.7 million in non-GAAP product revenue and an increase of $1.1 million in non-GAAP service revenue. The increase in non-GAAP product revenue was primarily due to higher endpoint shipments. The increase in non-GAAP service revenue was primarily due to increased professional services non-GAAP revenue. Non-GAAP revenue from international customers represented 22% and 11% of total non-GAAP revenue in the three months ended March 31, 2016 and 2015, respectively.

To date, a substantial portion of our non-GAAP revenue is attributable to a limited number of customer deployments. In the first quarter of 2016, the deployments for ComEd, Ausnet, and FPL represented 36%, 14%, and 11% of total non-GAAP revenue, respectively. In the first quarter of 2015, the deployments for ComEd, FPL, and CPS Energy, or CPS, represented 33%, 16%, and 10% of total non-GAAP revenue, respectively.

Non-GAAP revenue from our advanced metering and new solutions represented 83% and 17%, respectively, of our total non-GAAP revenue for the three months ended March 31, 2016, and 76% and 24%, respectively, of our total non-GAAP revenue for the three months ended March 31, 2015.

Non-GAAP revenue from product, managed services and SaaS, and professional services represented 66%, 19%, and 15%, respectively, of our total non-GAAP revenue for the three months ended March 31, 2016, and 65%, 20% and 15%, respectively, of our total non-GAAP revenue for the three months ended March 31, 2015.

Recurring non-GAAP Revenue per Endpoint

Recurring non-GAAP revenue per endpoint as of March 31, 2016 and 2015 was $2.23 and $2.24, respectively.

We anticipate that non-GAAP revenue will fluctuate period to period throughout 2016, and may be at similar levels year-over-year.

Cost of Revenue, Gross Profit, and Gross Margin

The following table sets forth our cost of revenue, gross profit and gross margin for the periods shown:

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change
Product cost of revenue	$15,980	$56,617	$(40,637)	(72)%
Service cost of revenue	15,643	15,568	75	0%
Total cost of revenue	$31,623	$72,185	$(40,562)	(56)%
Product gross profit	$16,872	$48,418	$(31,546)	(65)%
Product gross margin	51.4%	46.1%
Service gross profit	125	23,037	(22,912)	(99)%
Service gross margin	0.8%	59.7%
Total gross profit	$16,997	$71,455	$(54,458)	(76)%
Total gross margin	35.0%	49.7%

Product Cost of Revenue. The decrease in product cost of revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of change in assessment of the impact of customer-specific acceptance criteria.

Service Cost of Revenue. The service cost of revenue was relatively flat for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Product Gross Margin.  Product gross margin as a percentage of product revenue increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of change in assessment of the impact of customer-specific acceptance criteria.

Service Gross Margin. Service gross margin as a percentage of services net revenues decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due a one-time cumulative catch up adjustment of service revenue recorded during the three months ended March 31, 2015 as a result of change in assessment of the impact of customer-specific acceptance criteria.

Changes in our service cost of revenue are disproportionate to changes in our service revenue because we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred, as described under “Key Elements of Operating and Financial Performance” above. In addition, we may incur gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Cost of Non-GAAP Revenue, Gross Profit on Non-GAAP Revenue, and Gross Margin on Non-GAAP Revenue

The following table sets forth our reconciliation of cost of revenue to cost of non-GAAP revenue for the periods shown:

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change
Cost of revenue	$31,623	$72,185	$(40,562)	(56)%
Change in deferred cost of revenue, net of foreign currency translation	8,668	(32,516)	41,184	(127)%
Less: Stock-based compensation included in cost of revenue	(1,328)	(1,723)	395	(23)%
Less: Amortization of intangibles included in cost of revenue	(169)	(262)	93	(35)%
Less: Acquisition-related charges	(15)	(11)	(4)	(100)%
Cost of non-GAAP revenue	$38,779	$37,673	$1,106	3%

Cost of non-GAAP revenue increased by $1.1 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The increase was due to $0.5 million of higher product costs related to increased endpoint shipments, and higher service costs of $0.6 million.

The following table sets forth our reconciliation of gross profit to gross profit on non-GAAP revenue for the periods shown:

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change
Gross profit	$16,997	$71,455	$(54,458)	(76)%
Changed in deferred revenue, net of foreign currency translation	20,294	(80,541)	100,835	(125)%
Change in deferred cost of revenue, net of foreign currency translation	(8,668)	32,516	(41,184)	(127)%
Amortization of intangibles included in cost of revenue	169	262	(93)	(35)%
Stock-based compensation included in cost of revenue	1,328	1,723	(395)	(23)%
Acquisition-related charges	15	11	4	100%
Gross profit on non-GAAP revenue	$30,135	$25,426	$4,709	19%
Gross margin on non-GAAP revenue	43.7%	40.0%

Gross profit on non-GAAP revenue increased during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase included a $4.2 million increase in product gross profit driven by higher volume and favorable product mix, and a $0.5 million increase in service gross profit.

For the three months ended March 31, 2016, gross margin on non-GAAP revenue increased as compared to the three months ended March 31, 2015, primarily due to higher volume and favorable product mix, lower warranty costs, as well as manufacturing efficiencies.

We expect gross margin on non-GAAP revenue to fluctuate from period to period throughout 2016.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change
Research and development	$15,485	$15,694	$(209)	(1)%
Sales and marketing	9,550	9,297	253	3%
General and administrative	10,846	12,129	(1,283)	(11)%
Restructuring	39	194	(155)	(80)%
Operating expenses	$35,920	$37,314	$(1,394)	(4)%

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

Research and Development. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities. Research and development expense remained relatively flat during the three months ended March 31, 2016 as compared to the same period in 2015.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products.

Sales and Marketing. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. The increase in sales and marketing expense for the three months ended March 31, 2016, as compared to the same period in 2015 is primarily due to a $0.9 million increase in employee compensation and personnel-related expense mainly due to higher commission expense. This is partially offset by a decrease of $0.4 million in stock-based compensation primarily due to a decrease in the grant date fair value of awards as a result of lower exercise prices.

General and Administrative. The decrease in general and administrative expense for the three months ended March 31, 2016, as compared to the same period in 2015 is primarily driven by decreases of $0.6 million in outside legal expense,  $0.6 million in acquisition related costs in connection with the Detectent acquisition, and $0.9 million in external consulting and other administrative expenses. These decreases are offset by a $0.9 million increase in stock-based compensation due to equity grants and employee compensation and personnel-related expenses.

Restructuring. The restructuring expense during the three months ended March 31, 2016 and 2015 were related to severance costs and professional fees incurred in connection with our restructuring plan, initiated in September 2014.

Other Income, Net

Other income, net, consists primarily of interest income on cash balances, foreign currency-related gains and losses, and interest expense on capital leases. We have historically invested our cash in money market accounts and fixed income securities. Other income, net, increased by $0.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due to foreign currency-related gain.

Provision (Benefit) for Income Taxes

For the three months ended March 31, 2016 and 2015, we recorded a provision for income taxes of $32,000 and a benefit for income taxes of ($0.5) million, respectively. Our provision for income taxes for the three months ended March 31, 2016 reflects an effective tax rate of (0.2%). Our provision for income taxes for the three months ended March 31, 2016 consisted primarily of foreign income taxes.  The effective tax rate for the three months ended March 31, 2015, reflects our recognition of a discrete tax benefit of approximately $0.9 million due to a release of our valuation allowance attributable to the Detectent acquisition in the period. In connection with the acquisition of Detectent, we recorded deferred tax liabilities of $0.9 million, which were netted against our existing deferred tax assets. As a result we released valuation allowance of $0.9 million in the first quarter of 2015.

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

Liquidity and Capital Resources

As of March 31, 2016, we had $68.4 million in cash and cash equivalents and $57.0 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $2.0 million of foreign government and agencies securities as of March 31, 2016. These sovereign debt securities had an average credit rating of AAA and were predominantly from Germany. None of the securities deemed sovereign debt was from Greece, Ireland, Italy, Portugal or Spain. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations through the next 12 months.

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

On December 18, 2015, we entered into a senior secured credit facilities credit agreement, or Credit Facility, with Silicon Valley Bank and HSBC Bank USA, National Association, or HSBC, which provides a revolving loan facility in an aggregate amount not to exceed $75.0 million with an available letter of credit sub-facility in the aggregate amount of $75.0 million and an available swingline sub-facility in the aggregate amount of $5.0 million. As of March 31, 2016, there were no borrowings outstanding under the credit facility; however, this line of credit is backing $23.0 million of letters of credit, leaving $52.0 million of available capacity for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end. As of March 31, 2016, we were in compliance with the financial covenants in the credit agreement.

Uses of Capital

We are occasionally required to provide performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. For example, in December 2014, we filed a surety bond in the amount of $17.6 million in connection with a notice of appeal that we filed with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. in our ongoing patent infringement litigation with EON. See Part I, Item 1. Financial Statements, Note 12, Commitments and Contingencies, of Notes to Consolidated Financial Statements for more information. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

Capital Expenditures

Our capital expenditures were $2.1 million and $1.4 million in the three months ended March 31, 2016 and 2015, respectively. These expenditures were primarily to support increased network operations, hosting data centers, and corporate infrastructure. In 2016, we expect to have increased capital expenditures as we invest in our new headquarters in San Jose, California and other facilities. We will continue to use a portion of our cash for capital expenditures in the development of new products and services and expansion of our infrastructure, including servers and equipment related to managed services, SaaS, and other information systems, required to support increased demand for our offerings and the related infrastructure.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands)
Cash provided by (used in) operating activities	$1,391	$(455)
Cash provided by (used in) investing activities	248	(8,528)
Cash provided by (used in) financing activities	1,410	(562)

Cash Flows from Operating Activities

Cash flows provided by operating activities totaled $1.4 million during the three months ended March 31, 2016, primarily as a result of a net loss of $18.5 million, and a change in our operating assets and liabilities of $10.8 million which were offset by non-cash stock-based compensation expense of $6.9 million, depreciation and amortization of $2.1 million, and other non-cash adjustments and deferred tax of $0.1 million.

Cash flows used in operating activities totaled $0.5 million during the three months ended March 31, 2015, primarily as a result of net income of $34.9 million and a change in our operating assets and liabilities of $43.5 million, including contingent payments of $4.0 million related to the Detectent acquisition, which was partially offset by non-cash stock-based compensation of $7.0 million, and depreciation and amortization of $1.9 million.

Cash Flows from Investing Activities

Cash provided by investing activities totaled $0.2 million during the three months ended March 31, 2016, primarily related to purchases sales and maturities of available-for-sale investment securities, and capital expenditures to support our growth.

Cash used in investing activities totaled $8.5 million during the three months ended March 31, 2015, primarily as a result of a $7.1 million net cash payment for the Detectent acquisition and $1.4 million in purchases of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $1.4 million during the three months ended March 31, 2016, and primarily consisted of $1.9 million in net proceeds from the issuance of common stock, offset by the payment of $0.3 million for taxes related to the net share settlement of equity awards and the payment of $0.2 million on capital lease obligations.

Cash used by financing activities totaled $0.6 million during the three months ended March 31, 2015, primarily as a result of $2.1 million in taxes paid related to net share settlement of equity awards and payments on capital leases of $0.4 million, which was offset by $1.9 million in proceeds from the issuance of common stock.

Concentration of Credit Risk

We typically extend credit to our customers and third-party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of March 31, 2016, ComEd, Ausnet, and CPS accounted for 27%, 16% and 10%, respectively, of our accounts receivable. As of March 31, 2015, ComEd, FPL, Landis+Gyr, and CPS accounted for 29%, 16%, 13% and 11%, respectively, of our accounts receivable.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third-parties as required for certain transactions initiated either by us or our subsidiaries. As of March 31, 2016, our financial guarantees that were not recorded on our balance sheet consisted of $23.0 million of standby letters of credit.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of March 31, 2016 (in thousands)

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations(1)	$65,700	$2,523	$4,695	$18,476	$40,006
Purchase commitments(2)	26,442	26,442	—	—	—
Total	$92,142	$28,965	$4,695	$18,476	$40,006

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.
(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude agreements that are cancelable without penalty.

Our consolidated balance sheet consists of other long-term liabilities which include gross unrecognized tax benefits, and related gross interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.

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

During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of March 31, 2016, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, or BPS, and 100 BPS.

(in thousands)	-100 BPS	-50 BPS	Fair Value March 31, 2016	+50 BPS	+100 BPS
Total fixed income securities	$64,615	$64,482	$64,209	$63,935	$63,660

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars. The revolving loans and any swingline loans made pursuant to our credit facility bear interest at a rate per annum equal to (i) the higher of (a) the prime rate in effect on such day, and (b) the federal funds effective rate plus 0.5%, but in any case at a minimum rate of 0.0% per annum, plus (ii) 0.75%. As of March 31, 2016, we had not drawn on this credit facility.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars, Euro and Brazilian real. Consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Euro and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange risk has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency exchange risk should become more significant. There were no significant foreign exchange gains or losses in the three months ended March 31, 2016 and 2015, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

EON Patent Litigation. In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers. The lawsuit alleges infringement of United States Patent Nos. 5,388,101, 5,481,546, and 5,592,491, or the EON Patents, by certain networking technology and services that we and the other defendants provide. Other defendants included Landis+Gyr AG, Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc., all of which settled with EON prior to trial. We filed answers, affirmative defenses and counterclaims denying the plaintiff’s allegations and asserting that the plaintiff’s patents are invalid.  A trial was held in June 2014. After the trial, the jury determined that we had infringed certain, but not all, of the claims under the EON Patents, and returned a verdict against us in the amount of $18.8 million. Following post-trial motions by both parties, the court reduced the damage award to approximately $13.0 million, and in December 2014, entered a final judgment in that amount plus approximately $1.5 million in pre-judgment interest. The court subsequently revised the final judgment to include additional costs of about $0.2 million and entered an amended final judgment in December 2014. All of the EON Patents have expired and therefore EON is not seeking, and EON may not recover, any additional sums as royalties for our sales of products going forward.

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules. The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award.  Upon completion of the appeal process, both the surety bond and standby letter of credit will be released. In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment. The appellate hearing took place in November 2015, and in February 2016 the appellate court issued a ruling reversing the District Court’s prior decision and judgment against us, and holding that no reasonable jury could find we infringed the EON patents.  In April 2016, EON filed a petition for a rehearing en banc, to which we provided a response at the court’s request.  We intend to continue vigorously defending this action.

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

Atlas/ComEd & Exelon and Atlas/PG&E Patent Litigation. In November 2015, Atlas IP, LLC filed separate suits against our customers Commonwealth Edison Company, or ComEd, and Pacific Gas and Electric Co., or PG&E, alleging infringement of United States Patent No. 5,371,734 by communications between smart meters and access points over a neighborhood area network using wireless communication modules and networking equipment supplied by us. We have agreed to assume the defense in both suits.

ComEd & Exelon.  The suit against ComEd was filed in the Northern District of Illinois and also named Exelon Corp., or Exelon, as a defendant. In January 2016, we filed a motion to dismiss the ComEd complaint and to remove Exelon as a defendant. In February 2016, the court granted our motion to dismiss the complaint, and dismissed Exelon from the case with prejudice. In March 2016, Atlas IP filed an amended complaint against ComEd, which we moved to dismiss. The court has not yet issued a ruling on our motion.

PG&E.  The suit against PG&E was filed in the Northern District of California. We filed a motion to dismiss the PG&E complaint in January 2016, which the court granted in March 2016.  Atlas IP filed an amended complaint against PG&E, which we moved to dismiss in March 2016. The court has not yet issued a ruling on our motion.

We believe that we have meritorious defenses to Atlas IP’s allegations in both matters, and intend to continue vigorously defending against the actions.

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

Prior to our year ended December 31, 2015, we incurred significant losses in each annual year to date.  We have an accumulated deficit of $645.0 million as of March 31, 2016. We experienced net loss of ($89.2) million and ($66.8) million for the years ended December 31, 2014 and 2013, respectively, and we achieved profitability for the first time with net income of $80.0 million for the year ended December 31, 2015. Our ability to be profitable for 2016 and beyond will depend on our ability to continue to increase our revenues, and our expense levels. We may not achieve profitability again in 2016 or future periods and may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will be able to sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, non-GAAP revenue and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Our revenue and non-GAAP revenue have fluctuated in recent periods, and have in the past decreased on a quarterly basis and on an annual basis. There can be no assurances that our revenue and non-GAAP revenue will increase, or will not continue to decrease on a quarterly or annual basis. We expect revenue, non-GAAP revenue, non-GAAP gross margin and adjusted EBITDA to fluctuate from period to period throughout 2016 and beyond. We also expect operating losses in certain future periods. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of March 31, 2016 and December 31, 2015, we had $422.0 million and $401.8 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

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

We cannot guarantee that our total backlog or order backlog will result in actual non-GAAP revenue or revenue in the originally anticipated period, or at all. In addition, the contracts reflected in our total backlog and order backlog may not generate margins equal to or better than our historical operating results. We have a short history of tracking total backlog and order backlog on a consistent basis as performance measures, and as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our total backlog and order backlog. Our customer contracts are typically structured as master purchase and service agreements, or MSAs, under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our customers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past and may in the future cause us to extend the deployment schedule or make modifications under customer contracts. In addition, under our MSAs, our customers generally have the right to terminate the MSA for any reason, including for their sole convenience, a material breach or insolvency on our part or their inability to obtain required regulatory approval. The occurrence of such adjustments or terminations could materially reduce the amount of, or delay the fulfillment of, our total backlog and order backlog. If our total backlog or order backlog fails to materialize as expected, we could experience a material reduction in future non-GAAP revenue, revenue, operating results or cash flow.

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

The combination of lengthy sales cycles, challenges in securing new customers and relatively large sales to a small number of customers increases the risk of quarterly fluctuations in our non-GAAP revenue, revenue and operating results. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding customer concentration. Our MSAs do not impose purchase obligations on our customers until we have received a purchase order or agreed to a statement of work. Further, the MSAs are typically subject to termination for any reason, including for convenience following a specified notice period. We expect that a limited number of customers will continue to account for a substantial portion of our revenue and non-GAAP revenue in future periods. Changes in the business requirements, vendor selection, or purchasing behavior of our customers could significantly decrease our sales. In addition, our MSAs are complex, often requiring close coordination with our customers over extended preparation and deployment periods and involving large-scale delivery of our products and services. From time to time we have experienced and may in the future experience challenges in satisfying our customers throughout these preparation and deployment periods regarding all aspects of our performance. Additionally, we have in the past received correspondence from customers claiming that there have been deficiencies in our timeliness and coordination regarding hardware, software and services for deployment, and requesting that we remedy the deficiencies noted. If we are unable to address customers’ concerns, we could be required to pay penalties, liquidated damages or other expenses, the customer could terminate our MSA and our reputation could be damaged. Additionally, delays in customer deployments have in the past, and could in the future, affect our results of operations. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

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

Our future success will depend significantly on our ability to manufacture our products timely and cost-effectively, in sufficient volumes, and in accordance with quality standards. Currently, our primary manufacturing relationships are with Plexus Corp. and Celestica, Inc. We plan to shift the entire production of our products currently manufactured by Plexus to a combination of Flextronics International Ltd. and Celestica during 2016. These vendors provide or will provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our customers and third-party vendors. If we experience complication or delay as a result of our planned contract manufacturer change, we could be exposed to further reduction in control over product quality and product availability, which could lead to product reliability issues, product shortages as a result of manufacturing capacity issues at our manufacturers and delay of product shipment, which may result in lower revenue and damage to our customer relationships.

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

Several of the components used in our products come from sole, limited source or geographically concentrated suppliers, such as Analog Devices and Renesas Electronics America Inc. Additionally, our suppliers are not typically contractually obligated to supply us with components in minimum quantities or at predetermined prices over the long term. Accordingly, we may be vulnerable to price increases, component quality issues, the discontinuance of certain components, and financial, natural disasters, or other difficulties faced by our suppliers, causing shortages or interruptions in supply of components and materials, which could cause us to delay shipments to our customers. For example, some of our key suppliers are located in Japan and their ability to timely provide us with the necessary components used in our products was compromised as a result of the catastrophic earthquake and tsunami in 2011, and we could experience similar disruptions as a result of the recent earthquake in Japan in April 2016. To help address these issues, we may purchase excess quantities of these items to hold in inventory to help ensure adequate available supply. As a result, we could be forced to record excess and obsolete inventory charges to provide for these excess quantities and we may also be subject to pricing risk or carrying charges, which could harm our operating results.

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

Competition in our market is intense and involves rapidly changing technologies, evolving industry standards, frequent new product introductions, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new solutions, applications and services in a timely and efficient manner. Our competitors range from small companies to very large and established companies. These competitors offer a variety of products and services related to the smart grid and smart city and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications vendors, street light providers, and other service providers. We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Elster Group GmbH (which was acquired by Honeywell International Inc.), Itron Inc., Landis+Gyr AG (which was acquired by Toshiba Corporation), Sensus Metering Systems Inc. and Trilliant Holdings, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as Cisco Systems, Inc., General Electric Company, S&C Electric Company and Schweitzer Engineering Laboratories, Inc. We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including C3 IoT Inc., Grid Net Inc., Opower Inc. (which is in process of being acquired by Oracle Corporation), and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Echelon Corporation, Harvard Engineering PLC, Telensa Limited, Sensity Systems Inc., and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others. We expect to face additional competitors as we expand into the broader IoT from companies such as SIGFOX and Ingenu, as well as Semtech Corporation, which is working to build a broad IoT ecosystem within the cellular community through the LoRa Alliance, an open, non-profit association of members with a mission to enable the IoT.  Furthermore, other large companies such as Alcatel-Lucent S.A., AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Siemens AG, Sprint Nextel Corporation, Vodafone Group Plc, Verizon Communications Inc. and others have announced plans to pursue business opportunities related to the smart grid, smart city, and the broader IoT. As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid, smart city, and the broader IoT, some of which may be competitive with our offerings.

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

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. We have also been required to provide a surety bond in order to stay the execution of judgment pending our appeal in our ongoing patent infringement litigation with EON Corp. IP Holdings, LLC, and to collateralize a portion of the bond, as further described in Part I, Item 1. Notes to Condensed Consolidated Financial Statements, Note 12. Commitments and Contingencies.  Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

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

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. For example, we are currently engaged in litigation as further described in Part II, Item 1. Legal Proceedings. In addition, we may be contractually obligated to indemnify our customers or other third parties that use or resell our products in the event our products are alleged to infringe a third-party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign affected products, delay affected product offerings, enter into costly settlement or license agreements or pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing, selling or distributing the affected products. If we cannot or do not license alleged infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Additionally, our customers may not purchase our products if they are concerned that our products infringe third-party intellectual property rights. This could reduce the market opportunity for the sale of our products and services. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2016, we had 102 issued patents and 62 patent applications pending in the United States. In foreign jurisdictions, we have 156 patents granted and 72 patent applications pending, which are collectively based on 66 U.S. patent applications. Our patents expire at various times between 2017 and 2034. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

We are an “emerging growth company,” or EGC, as defined in the JOBS Act, and, for as long as we continue to be an EGC, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from our initial public offering date, although if our annual revenue exceeds $1.0 billion in any year or our market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before the end of that five-year period, we would cease to be an EGC as of December 31 of that year. If we lose our EGC status before the end of that five-year period, we will be required to comply with all the reporting requirements applicable to other public companies including, but not limited to, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find our common stock less attractive as we continue to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

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

Our cash, cash equivalent and short-term investment portfolio as of March 31, 2016 consisted of $125.4 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, foreign government, commercial paper, and agency securities, and U.S. and foreign corporate debt securities.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2016, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of March 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2029 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended March 31, 2016, the closing price of our common stock on the New York Stock Exchange ranged from $9.74 to $14.75 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the holders of an aggregate of 13,732,453 shares of our common stock have rights, subject to some conditions, that require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Registration of the resale of these shares under the Securities Act would generally result in the shares becoming freely tradable without restriction. Any sales of securities by existing stockholders could adversely affect the trading price of our common stock.

Our directors, executive officers and their respective affiliates have substantial control over us and could delay or prevent a change in corporate control.

As of March 31, 2016, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 29.6% of our outstanding shares of common stock. As a result, these stockholders, acting together, would likely have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and other significant matters such as a merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would likely have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

*

As contemplated by SEC Release No. 33-8212, the certifications attached as Exhibit 32.1 and Exhibit 32.2 are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Silver Spring Networks, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on May 9, 2016.

SILVER SPRING NETWORKS, INC.

By:	/s/ Michael Bell
Michael Bell President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ James P. Burns
James P. Burns Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)