Form 10-K/A
period 2015-12-31
SILVER SPRING NETWORKS INC
filed 2016-07-25
CIK 1180079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35828

Silver Spring Networks, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-1966972
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

230 W. Tasman Drive San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

(669) 770-4000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Silver Spring Networks, Inc. (the “Company”) for the fiscal year ended December 31, 2015 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2016 (the “Original Report”), is being filed in response to comments from the SEC regarding a request for confidential treatment of certain portions of Exhibits 10.5 and 10.6 originally filed with the Original Report and solely for the purpose of re-filing the agreements filed as Exhibits 10.5 and 10.6 to the Original Report in order to restore certain redacted information that was subject to a confidential treatment request by the Company and to amend and restate the Item 15 (Exhibits and Financial Statement Schedules) and the Exhibit Index included in the Original Report.

In connection with the filing of this Amendment No.1, the Company is also including certain currently dated certifications of our Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. This Amendment No. 1 makes reference to the date of the Original Report, and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Original Report, or modified or updated the disclosures contained in the Original Report in any way other than as specifically set forth in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and other filings made by the Company with the SEC subsequent to our filing of the Original Report.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

See the Exhibit Index immediately following the signature page of this Amendment No. 1 on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on this July 22, 2016.

SILVER SPRING NETWORKS, INC.

By:	/s/ Michael A. Bell
Michael A. Bell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Bell	President and Chief Executive Officer, and member of the Board of Directors (Principal Executive Officer)	July 22, 2016
Michael A. Bell

/s/ Kenneth P. Gianella	Chief Financial Officer (Principal Financial and Accounting Officer)	July 22, 2016
Kenneth P. Gianella

*	Executive Chairman and Chairman of the Board of Directors	July 22, 2016
Scott A. Lang

*	Director	July 22, 2016
Thomas R. Kuhn

*	Director	July 22, 2016
Jonathan Schwartz

*	Director	July 22, 2016
Richard A. Simonson

*	Director	July 22, 2016
Laura D. Tyson

*	Director	July 22, 2016
Peter Van Camp

*	Director	July 22, 2016
Warren M. Weiss

*	Director	July 22, 2016
Thomas H. Werner

*By:	/s/ Michael A. Bell	July 22, 2016
Attorney-in-Fact

EXHIBIT INDEX

The following exhibits are included herein or incorporated herein by reference:

Exhibit				Incorporated by Reference		Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-35828	3.1	5/9/2013
3.2	Restated Bylaws of the Registrant.	10-Q	001-35828	3.2	5/9/2013
4.1	Form of Registrant’s common stock certificate.	S-1	333-175393	4.1	11/30/2012
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated December 11, 2009, by and among Registrant and certain security holders of the Registrant.	S-1	333-175393	4.2	7/7/2011
10.1‡	Form of Indemnification Agreement.	S-1	333-175393	10.1	7/7/2011
10.2‡	2003 Stock Option Plan, as amended to date.	10-Q	001-35828	10.2	11/7/2013
10.3‡	2012 Equity Incentive Plan, as amended to date.	10-Q	001-35828	10.1	8/7/2015
10.4‡	2012 Employee Stock Purchase Plan.	S-1	333-175393	10.4	6/14/2012
10.5†	Terms and Conditions for Supply and Installation of Smart Grid System, dated January 30, 2009, by and between the Registrant and PHI Service Company.					X
10.6†	Amended and Restated Services and Materials Agreement, dated January 25, 2012, by and between the Registrant and Commonwealth Edison Company.					X
10.7	Lease Agreement, dated July 5, 2007, as amended, between the Registrant and the Board of Trustees of The Leland Stanford Junior University.	S-1	333-175393	10.14	6/14/2012
10.8†	Lease Agreement, dated October 27, 2015, between the Registrant and CF Tasman SV LLC.	10-K	001-35828	10.8	3/9/2016
10.9†	Lease Agreement, dated October 27, 2015, between the Registrant and CF Tasman SV LLC.	10-K	001-35828	10.9	3/9/2016
10.10	Credit Agreement, dated December 18, 2015, by and between the Registrant, lenders parties thereto and Silicon Valley Bank.	10-K	001-35828	10.10	3/9/2016
10.11‡	Offer Letter Employment Agreement, dated July 28, 2015, between the Registrant and Michael Bell, as amended.	10-K	001-35828	10.11	3/9/2016
10.12‡	Notice of Inducement Stock Option Grant and Inducement Stock Option Agreement, dated October 12, 2015, between the Registrant and Michael Bell.	S-8	333-207906	99.1	11/9/2015
10.13‡	Notice of Inducement Performance Stock Unit Award and Inducement Performance Stock Unit Award Agreement, dated November 10, 2015, between the Registrant and Michael Bell.	S-8	333-207906	99.2	11/9/2015
10.14‡	Notice of Inducement Restricted Stock Award and Inducement Restricted Stock Unit Award Agreement, dated November 10, 2015, between the Registrant and Michael Bell.	S-8	333-207906	99.3	11/9/2015
10.15‡	Offer Letter Employment Agreement, dated June 24, 2004, between the Registrant and Scott A. Lang.	S-1	333-175393	10.5	7/7/2011
10.16‡	Letter Agreement, dated September 11, 2008, between the Registrant and Scott A. Lang.	S-1	333-175393	10.6	7/7/2011
10.17‡	Letter Agreement, dated November 3, 2014, between the Registrant and Scott A. Lang.	10-K	001-35828	10.7	3/2/2015
10.18‡	Promotion Letter Employment Agreement, dated October 13, 2011, between the Registrant and Donald L. Reeves, as amended.	10-K	001-35828	10.19	3/9/2016
10.19‡	Offer Letter Employment Agreement, dated September 4, 2013, between the Registrant and James P. Burns, as amended.	10-Q	001-35828	10.16	11/7/2013
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	10-K	001-35828	23.1	3/9/2016
24.1	Power of Attorney (see signature page to Form 10-K filed on March 9, 2016).	10-K	001-35828	24.1	3/9/2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-35828	31.1	3/9/2016
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-35828	31.2	3/9/2016

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35828	32.1	3/9/2016
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35828	32.2	3/9/2016
101.INS	XBRL Instance Document.	10-K	001-35828	101.INS	3/9/2016
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	001-35828	101.SCH	3/9/2016
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-35828	101.CAL	3/9/2016
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-35828	101.DEF	3/9/2016
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-35828	101.LAB	3/9/2016
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-35828	101.PRE	3/9/2016

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