Form 10-Q
period 2016-06-30
SILVER SPRING NETWORKS INC
filed 2016-08-09
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 3, 2016, there were approximately 51,590,417 shares of the Registrant’s Common Stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our revenue, billings, backlog, and other aspects of our future results of operations, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.”  Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,979	$65,264
Short-term investments	45,085	59,181
Accounts receivable	46,998	47,813
Inventory	2,486	4,545
Deferred cost of revenue	201,654	196,868
Prepaid expenses and other current assets	14,195	10,835
Total current assets	378,397	384,506
Property and equipment, net	28,072	14,106
Goodwill and intangible assets	13,590	14,390
Deferred cost of revenue, non-current	25,905	38,882
Deferred tax assets, non-current	976	1,069
Other long-term assets	2,466	4,772
Total assets	$449,406	$457,725
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$31,983	$30,623
Deferred revenue	294,883	305,471
Accrued and other liabilities	36,319	42,751
Total current liabilities	363,185	378,845
Deferred revenue, non-current	77,051	96,342
Other liabilities, non-current	21,444	16,403
Total liabilities	461,680	491,590
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.001 par value; 1,000,000 shares authorized; 51,589 and 50,621 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	608,290	594,352
Accumulated other comprehensive loss	(1,726)	(1,772)
Accumulated deficit	(618,838)	(626,445)
Total stockholders’ deficit	(12,274)	(33,865)
Total liabilities and stockholders’ deficit	$449,406	$457,725

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Revenue:
Product revenue	$69,917	$54,711	$102,769	$159,746
Services revenue	52,035	22,456	67,803	61,061
Total revenue, net	121,952	77,167	170,572	220,807
Cost of revenue:
Product cost of revenue	41,439	40,533	57,419	97,150
Services cost of revenue	15,970	16,678	31,613	32,246
Total cost of revenue	57,409	57,211	89,032	129,396
Gross profit	64,543	19,956	81,540	91,411
Operating expenses:
Research and development	17,933	16,050	33,418	31,744
Sales and marketing	8,622	8,912	18,172	18,209
General and administrative	11,239	10,455	22,085	22,584
Restructuring	—	1,078	39	1,272
Total operating expenses	37,794	36,495	73,714	73,809
Operating income (loss)	26,749	(16,539)	7,826	17,602
Other income, net	333	74	774	362
Income (loss) before income taxes	27,082	(16,465)	8,600	17,964
Provision (benefit) for income taxes	961	(290)	993	(766)
Net income (loss)	$26,121	$(16,175)	$7,607	$18,730

Net income (loss) per share
Basic	$0.51	$(0.32)	$0.15	$0.38
Diluted	$0.50	$(0.32)	$0.14	$0.37
Weighted average shares used to compute net income (loss) per share
Basic	51,224	49,862	50,992	49,586
Diluted	52,766	49,862	52,492	51,095

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$26,121	$(16,175)	$7,607	$18,730
Other comprehensive (loss) income:
Change in foreign currency translation - net of adjustment	(114)	174	(199)	(774)
Net unrealized gain on available for sale investments (net of tax effect of $0 and $0)	19	(89)	245	89
Other comprehensive (loss) income	(95)	85	46	(685)
Comprehensive income (loss)	$26,026	$(16,090)	$7,653	$18,045

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows provided by operating activities:
Net income	$7,607	$18,730
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	111	(1,107)
Depreciation and amortization	4,236	3,902
Stock-based compensation	13,941	15,684
Other non-cash adjustments	113	124
Changes in operating assets and liabilities:
Accounts receivable	859	13,641
Inventory	2,061	2,233
Prepaid expenses and other current assets	1,944	(2,796)
Leasehold improvements funded by lease incentives	2,275	—
Contingent payments related to Detectent acquisition, held in escrow	—	(4,000)
Deferred cost of revenue	8,236	46,994
Accounts payable	1,174	(2,370)
Customer deposits	(6)	1,458
Deferred revenue	(29,988)	(89,031)
Accrued and other liabilities	(5,031)	5,696
Net cash provided by operating activities	7,532	9,158
Cash flows used in investing activities:
Business acquisition, net of cash acquired	—	(7,098)
Proceeds from sales of available-for-sale investments	22,944	7,400
Proceeds from maturities of available-for-sale investments	2,250	7,750
Purchases of available-for-sale investments	(10,954)	(11,623)
Purchases of property and equipment	(17,244)	(1,912)
Net cash used in investing activities	(3,004)	(5,483)
Cash flows used in financing activities:
Payments on capital lease obligations	(285)	(756)
Proceeds from issuance of common stock, net of repurchases	2,228	2,036
Taxes paid related to net share settlement of equity awards	(3,620)	(3,512)
Net cash used in financing activities	(1,677)	(2,232)
Effect of exchange rate changes on cash and cash equivalents	(136)	(140)
Net increase in cash and cash equivalents	2,715	1,303
Cash and cash equivalents—beginning of period	65,264	60,457
Cash and cash equivalents—end of period	$67,979	$61,760
Supplemental cash flow information—cash paid for income taxes	$3,896	$1,860
Supplemental cash flow information—cash paid for interest	$7	$34
Non-cash investing activities:
Unpaid purchases of property and equipment	$3,032	$1,049

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Silver Spring Networks, Inc. (the “Company”, “we”, “us” and “our”) have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information as well as the instructions to Form 10-Q and applicable rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The preparation of unaudited condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates under different assumptions or conditions. As a result, the quarterly results may not be indicative of the full year results.

The condensed consolidated financial statements include the accounts of Silver Spring Networks, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Prior Period Adjustments

In the course of preparing the condensed consolidated financial statements for the quarter ended June 30, 2016, we determined that the cash provided from operating activities was understated and cash provided by investing activities was overstated by $2.3 million in the condensed consolidated statements of cash flows for the three months ended March 31, 2016, as included in the Company’s Form 10-Q for the quarter ended March 31, 2016. We performed the analysis required by Staff Accounting Bulletin 99, Materiality, to evaluate the materiality of the error, quantitatively and qualitatively, and concluded it was not material to our condensed consolidated financial statements for the three months ended March 31, 2016. The error is corrected in the statement of cash flows for the six months ended June 30, 2016.

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

3. Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding plus dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of common shares issuable upon exercise of stock options, issuances of shares pursuant to the Employee Stock Purchase Plan, or ESPP, vesting of restricted stock units, or RSUs, and contingently issuable performance stock units, or PSUs, to the extent dilutive. We include the common shares underlying PSUs in the calculation of diluted net income (loss) per share when they become contingently issuable and exclude such shares when they are not contingently issuable. Certain potential shares of common stock were excluded from the computation of diluted net income (loss) per share because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$26,121	$(16,175)	$7,607	$18,730
Net income (loss) per share
Basic	$0.51	$(0.32)	$0.15	$0.38
Diluted	$0.50	$(0.32)	$0.14	$0.37
Weighted average shares used to compute net income (loss) per share
Basic	51,224	49,862	50,992	49,586
Diluted	52,766	49,862	52,492	51,095

The following potential common shares outstanding were excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee equity awards	5,407	7,709	5,263	4,260

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents, and short-term investments consisted of the following as of June 30, 2016 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$57,979	$—	$—	$57,979
Cash equivalents:
Money market mutual funds	10,000	—	—	10,000
Total cash and cash equivalents	67,979	—	—	67,979
Short-term fixed income securities:
U.S. government and agency obligations	24,106	49	—	24,155
U.S. and foreign corporate debt securities	16,697	36	(1)	16,732
Foreign governments and multi-national agency obligations	2,000	—	—	2,000
Commercial Paper	2,198	—	—	2,198
Total short-term investments	45,001	85	(1)	45,085
Total cash, cash equivalents and short-term investments	$112,980	$85	$(1)	$113,064

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2015 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$59,263	$—	$—	$59,263
Cash equivalents:
Money market mutual funds	6,001	—	—	6,001
Total cash and cash equivalents	65,264	—	—	65,264
Short-term fixed income securities:
U.S. government and agency obligations	38,396	4	(110)	38,290
U.S. and foreign corporate debt securities	18,945	2	(52)	18,895
Foreign governments and multi-national agency obligations	2,000	—	(4)	1,996
Total short-term investments	59,341	6	(166)	59,181
Total cash, cash equivalents and short-term investments	$124,605	$6	$(166)	$124,445

As of June 30, 2016, approximately 84% and 9% of our cash, cash equivalents, and short-term investments were held with two financial institutions, respectively. As of December 31, 2015, approximately 84% and 11% of our cash, cash equivalents, and short-term investments were held with two financial institutions, respectively.

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments consisted of the following (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$39,189	$39,217	$25,183	$25,163
Due from 1 year through 3 years	15,812	15,868	40,159	40,019
Total cash equivalents and short-term investments	$55,001	$55,085	$65,342	$65,182

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. and foreign corporate debt securities	$1,773	$(1)	$15,894	$(52)
Foreign governments and multi-national agency obligations	—	—	1,996	(4)
U.S. government and agency obligations	—	—	31,792	(110)
Total	$1,773	$(1)	$49,682	$(166)

As of June 30, 2016 and December 31, 2015, there were no investments with unrealized losses for a period in excess of 12 months.

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of June 30, 2016, we anticipate that we will recover the entire amortized cost basis of such available-for-sale debt securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2016 and 2015. There were insignificant gross realized gains or losses from available-for-sale securities during the three and six months ended June 30, 2016 and 2015.

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2016 and year ended December 31, 2015.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis

As of June 30, 2016, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$10,000	$—	$—	$10,000
Total cash equivalents	10,000	—	—	10,000
Short-term investments:
U.S. Government and agency obligations	—	24,155	—	24,155
U.S. and foreign corporate debt securities	—	16,732	—	16,732
Foreign governments and multi-national agency obligations	—	2,000	—	2,000
Commercial paper	—	2,198	—	2,198
Total short-term investments	—	45,085	—	45,085
Total assets measured at fair value	$10,000	$45,085	$—	$55,085

As of December 31, 2015, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,001	$—	$—	$6,001
Total cash equivalents	6,001	—	—	6,001
Short-term investments:
U.S. Government and agency obligations	—	38,290	—	38,290
U.S. and foreign corporate debt securities	—	18,895	—	18,895
Foreign governments and multi-national agency obligations	—	1,996	—	1,996
Total short-term investments	—	59,181	—	59,181
Total assets measured at fair value	$6,001	$59,181	$—	$65,182

As of June 30, 2016 and December 31, 2015, there were no liabilities that are measured and recorded at fair value on a recurring basis.

As of June 30, 2016 and December 31, 2015, there were no assets and liabilities that are measured and recorded at fair value on a nonrecurring basis except for assets and liabilities valued on the date of acquisition for business acquired during 2015.

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

In addition, we paid and held $4.0 million of deferred cash consideration, or contingent payments, in an escrow account, to be released over a two-year period subject to the retention of key employees of Detectent, or retention period. Contingent payments associated with future employment conditions are being recorded as compensation expense over the retention period. During the six months ended June 30, 2016, we released $1.0 million from the escrow account in connection with the satisfaction of the retention terms of the acquisition agreement.

7. Goodwill and Intangible Assets

Goodwill:

As of June 30, 2016 and December 31, 2015, the gross amount of goodwill was $8.8 million.

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

		As of June 30, 2016			As of December 31, 2015
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	4-6 years	$4,865	$2,544	$2,321	$4,865	$2,180	$2,685
Customer relationships	4-7 years	3,640	1,367	2,273	3,640	973	2,667
Trade name	6 years	369	142	227	369	103	266
Total		$8,874	$4,053	$4,821	$8,874	$3,256	$5,618

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above.

The following table illustrates the amortization expense included in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Amortization of purchased intangible assets:	2016	2015	2016	2015
Cost of revenue	$195	$260	$364	$522
Sales and marketing	172	154	415	294
General and administrative	8	8	17	15
Total	$375	$422	$796	$831

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2016	$750
2017	1,501
2018	1,195
2019	1,005
2020	259
2021 and thereafter	111
$4,821

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

As of June 30, 2016 and December 31, 2015, there were 6.3 million and 4.9 million shares, respectively, of common stock reserved for future grants under our ESPP and 2012 Plan.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Activities

The following table summarizes our stock option activity and related information for the six months ended June 30, 2016 as follows (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2015	4,432	$11.99	5.36	$17,290
Options granted	420	13.33
Options exercised	(211)	2.39
Options cancelled or expired	(527)	15.71
Balance at June 30, 2016	4,114	$12.14	5.58	$11,325
As of June 30, 2016:
Options vested and expected to vest	4,062	$12.12	5.54	$11,306
Options exercisable	2,961	$11.67	4.32	$10,420

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. This amount is subject to change based on changes to the fair value of our common stock.

Restricted Stock Units Activities

The following table summarizes our restricted stock units activity and related information for the six months ended June 30, 2016 as follows (in thousands, except per share data):

	Restricted Stock Units Outstanding
			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	Number of	Date Fair Value	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value
Balance at December 31, 2015	3,086	$11.11	1.73	$44,473
Restricted stock units granted	1,614	12.99
Restricted stock units vested	(850)	13.31
Restricted stock units cancelled	(158)	14.11
Performance stock units cancelled	(100)	7.42
Balance at June 30, 2016	3,592	$10.90	1.63	$43,649

Stock-based Compensation

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$1,389	$2,209	$2,717	$3,932
Research and development	2,241	2,832	4,266	5,013
Sales and marketing	726	1,287	1,557	2,525
General and administrative	2,685	2,333	5,401	4,214
Stock-based compensation expense	$7,041	$8,661	$13,941	$15,684

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based compensation related to our corporate bonus incentive plan was $1.9 million and $3.7 million for the three months ended June 30, 2016 and 2015, respectively. Stock-based compensation related to our corporate bonus incentive plan was $4.0 million and $5.2 million for the six months ended June 30, 2016 and 2015, respectively. We recorded these amounts under accrued liabilities in our consolidated balance sheets.

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, ESPP, RSUs, and PSUs as of June 30, 2016:

		Weighted
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$7,044	2.7
ESPP	179	0.1
RSUs and PSUs	$28,653	2.6

9. Income Taxes

Our income tax provision and benefit for income taxes for the three months ended June 30, 2016 and 2015 reflects an effective tax rate of 3.5% and 1.8%, respectively. Our income tax provision and benefit for income taxes for the six months ended June 30, 2016 and 2015 reflects an effective tax rate of 11.5% and (4.3%), respectively. Our income tax expense for the three and six months ended June 30, 2016 consists primarily of an income tax from foreign jurisdictions and state, respectively. Our benefit for income taxes for the three and six months ended June 30, 2015 consists primarily of a net benefit of $0.9 million, which was due to the deferred income tax benefits related to the Detectent acquisition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
United States	$118,539	$72,367	$163,761	$194,950
Australia	1,834	3,526	3,969	22,702
All Other	1,579	1,274	2,842	3,155
Total	$121,952	$77,167	$170,572	$220,807

Substantially all of our long-lived assets are located in the United States.

11. Balance Sheet Details

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Component parts	$411	1,201
Finished goods	2,075	3,344
Inventory	$2,486	4,545

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued payroll and related expenses	$14,098	$14,249
Accrued operating expenses	2,943	5,937
Warranty obligations, current	5,984	8,601
Sales, property and income taxes	1,358	4,850
Current portion of capital lease obligation	—	285
Other deferred revenue	11,541	8,326
Other	395	503
Accrued and other liabilities	$36,319	$42,751

Other Liabilities, non-current

Other liabilities, non-current consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Warranty obligations, non-current	$2,062	$2,898
Other deferred revenue	10,801	11,099
Deferred rent, non-current	8,079	944
Other	502	1,462
Other liabilities, non-current	$21,444	$16,403

          Product Warranty

Product warranty activity is as follows (in thousands):

Six Months Ended
June 30,
2016
Warranty obligation—beginning of period	$11,499
Warranty expense for new warranties issued	159
Utilization of warranty obligation	(2,798)
Changes in estimates for pre-existing warranties	(814)
Warranty obligation—end of period	$8,046

Accumulated Other Comprehensive (Loss) Income (AOCI), Net of Tax

The components of accumulated other comprehensive (loss) income, net of tax, for the six months ended June 30, 2016 are as follows (in thousands):

		Unrealized Gains
	Foreign Currency	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2015	$(1,561)	$(211)	$(1,772)
Other comprehensive (loss) income before reclassification	(199)	272	73
Amounts reclassified from AOCI	—	(27)	(27)
Other comprehensive (loss) income	(199)	245	46
Balance as of June 30, 2016	$(1,760)	$34	$(1,726)

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Commitments and contingencies

Operating and Capital Leases

Our primary operating lease commitment as of June 30, 2016, related to our headquarters in San Jose, California, requires monthly lease payments through September 2026.

We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rent expense for all facility leases was $2.0 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively, $4.3 million and $2.5 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the future minimum commitments under our operating leases were as follows (in thousands):

Operating
Leases
Remainder of 2016	$2,325
2017	5,976
2018	7,047
2019	7,211
2020	6,949
2021 and thereafter	40,454
Net minimum lease payments	$69,962

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

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award, as described below in “Customer Performance and Other Commitments.” Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  The appellate hearing took place in November 2015, and in February 2016 the appellate court issued a ruling reversing the District Court’s prior decision and judgment against us, and holding that no reasonable jury could find we infringed the EON patents. In April 2016, EON filed a petition for a rehearing en banc, which the appellate court denied in May 2016.  In June 2016, the appellate court notified the District Court that the prior judgment in favor of EON was vacated and that judgment was in our favor, and the District Court released our appellate bond obligation.  We filed a renewed motion to recover certain costs of the trial and appeal from EON in June 2016, and in July 2016 the District Court awarded us $0.6 million. We intend to continue vigorously pursuing this motion and collection of the award, and defending the action as necessary.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Atlas/ComEd, Atlas/PG&E, and Atlas/FP&L Patent Litigation. In November 2015, Atlas IP, LLC filed separate suits against our customers Commonwealth Edison Company, or ComEd, and Pacific Gas and Electric Co., or PG&E, alleging infringement of United States Patent No. 5,371,734 by communications between smart meters and access points over a neighborhood area network using wireless communication modules and networking equipment supplied by us. In May 2016, Atlas filed a similar suit against our customer Florida Power & Light Company, or FP&L. We have agreed to assume the defense in each of these suits.

ComEd.  The suit against ComEd was filed in the Northern District of Illinois in November 2015, and also named Exelon Corp., or Exelon, as a defendant. In January 2016, we filed a motion to dismiss the ComEd complaint and to remove Exelon as a defendant. In February 2016, the court granted our motion to dismiss the complaint, and dismissed Exelon from the case with prejudice. In March 2016, Atlas IP filed an amended complaint against ComEd, which the court dismissed in May 2016, finding the complaint to be legally insufficient. The court awarded us reasonable attorneys’ fees and costs in July 2016. Atlas IP filed a notice of appeal in June 2016, seeking to appeal the dismissal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.

PG&E.  The suit against PG&E was filed in the Northern District of California. We filed a motion to dismiss the PG&E complaint in January 2016, which the court granted in March 2016.  Atlas IP filed an amended complaint against PG&E, which the court dismissed in June 2016, determining that Atlas IP is collaterally estopped from re-litigating the sufficiency of its complaint as the sufficiency of Atlas IP’s complaint was already decided against Atlas IP by the court in the ComEd suit.

FP&L.  The suit against FP&L was filed in the Southern District of Florida in May 2016.  In June 2016, the court stayed the action until the conclusion of Atlas IP’s appeal in the ComEd case, pursuant to an agreement between the parties that if the appellate court affirms the dismissal of the ComEd case, it will be dispositive of the FP&L action.

We believe that we have meritorious defenses to Atlas IP’s allegations in each of these matters, and intend to continue vigorously defending the actions.

Acoustic Technology Patent Litigation.  On July 29, 2016, Acoustic Technology, Inc., a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Marshall Division against us. The lawsuit alleges infringement of United States Patent Nos. 5,986,574, and 6,509,841 by certain meters and networking technology and services that we provide. The patents will expire in late 2017 and early 2018. We have not yet received service of process in this matter. We believe that we have meritorious defenses to Acoustic’s allegations and intend to vigorously defend ourselves.

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

As of June 30, 2016 and December 31, 2015, we had a total of $27.8 million and $22.7 million, respectively, including $13.0 million related to the EON Patent Litigation mentioned above, of standby letters of credit issued under the Credit Facility with a financial institution. As of June 30, 2016 and December 31, 2015, $4.5 million (AUD$6.2 million) and $4.4 million (AUD$6.2 million) of these standby letters of credit were denominated in Australian dollars, respectively. In accordance with the terms of our Credit Facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the Credit Facility. See Liquidity and Capital Resources under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on the Credit Facility.

As of June 30, 2016, we had a $20.3 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letters of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

Key Non-GAAP and Other Financial Metrics

We supplement our results of operations presented in accordance with GAAP with certain non-GAAP metrics. We manage our business, make planning decisions, evaluate our performance and allocate resources by assessing non-GAAP metrics such as billings (including product billings, services billings, professional services billings, managed services and SaaS billings, advanced metering infrastructure billings, new solutions billings, and international billings), recurring billings, recurring billings per endpoint, cost of billings (including product cost of billings and services cost of billings), gross profit and gross margin on billings (including gross profit and gross margin on product billings, and gross profit and gross margin on services billings), adjusted EBITDA, and total backlog in addition to other financial metrics presented in accordance with GAAP. We believe that these non-GAAP and other financial metrics offer valuable supplemental information regarding the performance of our business, and will help investors better understand the sales volumes, and gross margin and profitability trends, as well as the cash flow characteristics, of our business. These non-GAAP and other financial metrics are not intended to be considered in isolation from, as a substitute for, and do not purport to be an alternative to revenue, cost of revenue, gross profit, gross margin, net income (loss), or any other performance measure derived in accordance with GAAP.

Billings

Billings represent amounts invoiced for products for which ownership, typically evidenced by title and risk of loss, has transferred or services that have been provided to the customer, and for which payment is expected to be made in accordance with normal payment terms. Billings exclude amounts for undelivered products, services to be performed in the future, and amounts paid or payable to customers. Billings are initially recorded as deferred revenue and are then recognized as revenue when all revenue recognition criteria have been met under our accounting policies. We reconcile revenue to billings by adding revenue to the change in deferred revenue in a given period. We use the following categories to further analyze and evaluate billings calculating and reconciling each metric as described above:

Product Billings

Product billings represent billings associated with hardware, such as communications modules, access points, relays, and bridges, and various types of software products used in our networking and data platforms, which have been delivered to the customer.

Services Billings

Services billings represent billings associated with services related to the initial deployment and ongoing operation of our networking platform and solutions that have been provided to the customer. This includes professional services billings and managed services & SaaS billings.

Professional Services Billings

Professional services billings represent billings associated with professional services related to the deployment of our networking platform and solutions that have been provided to the customer.

Managed Services & SaaS Billings

Managed services & SaaS billings represent billings associated with managed services and SaaS offerings that have been provided to the customer.

Advanced Metering Infrastructure Billings

Advanced metering infrastructure billings represent billings associated with products and services for our advanced metering solution.

New Solutions Billings

New solutions billings represent billings derived from our products and services beyond our advanced metering solution, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink Data Platform. New solutions billings represent incremental opportunities to deliver benefits into our customers’ deployed network or in some cases new stand-alone opportunities to deliver our new solutions.

International Billings

International billings represent billings for products and services that have been provided to customers outside of the United States.

Recurring Billings and Recurring Billings per Endpoint

Recurring billings are our billings from our managed services and SaaS offering, as well as customer support and other services offerings. Recurring billings are primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We do have other sources of revenue that are recurring in nature in both our product and services solutions but we believe revenue from our managed services and SaaS offerings, as well as customer support and other services revenue, best represents our overall recurring billings. We reconcile recurring revenue to recurring billings by adding revenue due to the change in deferred revenue in a given period.

Recurring billings per endpoint represents a trailing twelve months, or TTM, recurring billings from our managed services and SaaS offering divided by cumulative home and business endpoints shipped from inception to date.

Cost of Billings

Cost of billings represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation and amortization of intangibles and acquisition-related charges. Cost of product shipments for which revenue is not recognized in the period incurred is recorded as deferred cost of revenue. Deferred cost of revenue is expensed in the statement of operations as cost of revenue when the corresponding revenue is recognized. Costs related to services are expensed in the period incurred. We reconcile cost of revenue to cost of billings by adding cost of revenue to the change in deferred cost of revenue, less stock-based compensation, amortization of intangibles, and acquisition-related charges included in cost of revenue, in a given period. We use the following categories to further analyze and evaluate cost of billings, calculating and reconciling each metric as described above:

Product Cost of Billings

Product cost of billings represents the cost associated with products that have been delivered to the customer.

Services Cost of Billings

Services cost of billings represents the cost associated with services that have been delivered to the customer. This includes professional services cost of billings and managed services & SaaS cost of billings.

Gross Profit and Gross Margin on Billings

Gross profit on billings is the difference between billings and cost of billings. Gross margin on billings is gross profit on billings as a percentage of billings.

Gross Profit and Gross Margin on Product Billings

Gross profit on product billings is the difference between product billings and product cost of billings. Product gross margin on billings is product gross profit on billings as a percentage of billings.

Gross Profit and Gross Margin on Services Billings

Gross profit on services billings is the difference between services billings and services cost of billings. Services gross margin on billings is services gross profit on billings as a percentage of billings.

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

Total Backlog

Total backlog represents future product and services billings that we expect to generate pursuant to contracts that we have entered into with our utility customers and meter manufacturers. Total backlog includes order backlog, which represents future billings for open purchase orders and other firm commitments.

The non-GAAP financial metrics set forth below for the three and six months ended June 30, 2016 and 2015 have been derived from our unaudited financial statements. Reconciliations to the comparable GAAP metrics are contained in the notes below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited, in thousands, except per endpoint and percentages)		(unaudited, in thousands, except per endpoint and percentages)
Product revenue, net	$69,917	$54,711	$102,769	$159,746
Services revenue, net
Managed services and SaaS	24,570	10,608	35,638	23,582
Professional services	27,465	11,848	32,165	37,479
Total services revenue, net	52,035	22,456	67,803	61,061
Revenue, net	$121,952	$77,167	$170,572	$220,807

Product billings(1)	$46,113	$44,696	$91,848	$85,697
Services billings(1)
Managed services and SaaS(1)	14,920	12,995	27,808	25,550
Professional services(1)	10,813	11,449	21,104	20,992
Total services billings(1)	25,733	24,444	48,912	46,542
Total billings(1)	$71,846	$69,140	$140,760	$132,239

Recurring revenue (TTM)			$84,003	$41,697
Recurring billings (TTM)(2)			$54,674	$48,609
Recurring revenue per endpoint			$3.44	$1.94
Recurring billings per endpoint(2)			$2.24	$2.26

Advanced metering infrastructure revenue, net	$105,181	$66,907	$145,695	$179,772
New solutions revenue, net	16,771	10,260	24,877	41,035
Revenue, net	$121,952	$77,167	$170,572	$220,807

Advanced metering infrastructure billings (3)	$59,997	$55,931	$117,468	$103,968
New solutions billings(3)	11,849	13,209	23,292	28,271
Total billings(3)	$71,846	$69,140	$140,760	$132,239

International revenue, net	$3,413	$4,807	$6,811	$25,865
International billings(3)	$10,973	$14,735	$26,197	$21,785

Cost of product revenue	$41,439	$40,533	$57,419	$97,150
Cost of services revenue
Managed services and SaaS	8,900	8,093	17,532	15,986
Professional services	7,070	8,585	14,081	16,260
Total cost of services revenue	15,970	16,678	31,613	32,246
Cost of revenue	$57,409	$57,211	$89,032	$129,396

Cost of product billings(4)	$23,837	$25,225	$47,964	$48,836
Cost of services billings(4)
Managed services and SaaS(4)	8,294	7,381	16,531	14,673
Professional services(4)	6,686	7,588	13,101	14,358
Total cost of services billings(4)	14,980	14,969	29,632	29,031
Cost of billings(4)	$38,817	$40,194	$77,596	$77,867

Product gross profit	$28,478	$14,178	$45,350	$62,596
Services gross profit
Managed services and SaaS	15,670	2,515	18,106	7,596
Professional services	20,395	3,263	18,084	21,219
Total services gross profit	36,065	5,778	36,190	28,815
Gross profit	$64,543	$19,956	$81,540	$91,411
Total gross margin	52.9%	25.9%	47.8%	41.4%

Gross profit on product billings(5)	$22,276	$19,471	$43,884	$36,861
Gross profit on services billings(5)
Managed services and SaaS(5)	6,626	5,614	11,277	10,877
Professional services(5)	4,127	3,861	8,003	6,634
Total gross profit on services billings(5)	10,753	9,475	19,280	17,511
Gross profit on billings(5)	$33,029	$28,946	$63,164	$54,372
Total gross margin on billings(5)	46.0%	41.9%	44.9%	41.1%

Adjusted EBITDA(6)	$3,290	$2,365	$5,580	$(1,618)

(1)	The following tables reconcile revenue to billings:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Product	$69,917	$(23,804)	$46,113	$102,769	$(10,921)	$91,848
Services
Managed services and SaaS	24,570	(9,650)	14,920	35,638	(7,830)	27,808
Professional services	27,465	(16,652)	10,813	32,165	(11,061)	21,104
Total services, net	52,035	(26,302)	25,733	67,803	(18,891)	48,912
Net	$121,952	$(50,106)	$71,846	$170,572	$(29,812)	$140,760

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Product	$54,711	$(10,015)	$44,696	$159,746	$(74,049)	$85,697
Services
Managed services and SaaS	10,608	2,387	12,995	23,582	1,968	25,550
Professional services	11,848	(399)	11,449	37,479	(16,487)	20,992
Total services, net	22,456	1,988	24,444	61,061	(14,519)	46,542
Net	$77,167	$(8,027)	$69,140	$220,807	$(88,568)	$132,239
	(a) Amounts presented net of foreign currency translation.

(2)	The following table reconciles recurring revenue to recurring billings and recurring revenue per endpoint to recurring billings per endpoint:

	Six Months Ended June 30,		Change in
	2016	2015	2016
	(unaudited, in thousands, except per endpoint)
Recurring revenue (TTM)	$84,003	$41,697	$42,306
Changes in deferred revenue, net of foreign currency translation	(29,329)	6,912	(36,241)
Recurring billings (TTM)	$54,674	$48,609	$6,065
Cumulative network endpoints delivered	24,399	21,506	2,893
Recurring revenue per endpoint	$3.44	$1.94	$1.50
Recurring billings per endpoint	$2.24	$2.26	$(0.02)

(3)

The following tables reconcile advanced metering infrastructure revenue to advanced metering infrastructure billings, new solutions revenue to new solutions billings, and international revenue to international billings:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Advanced metering infrastructure	$105,181	$(45,184)	$59,997	$145,695	$(28,227)	$117,468
New solutions	16,771	(4,922)	11,849	24,877	(1,585)	23,292
Net	$121,952	$(50,106)	$71,846	$170,572	$(29,812)	$140,760

International	$3,413	$7,560	$10,973	$6,811	$19,386	$26,197

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Advanced metering infrastructure	$66,907	$(10,976)	$55,931	$179,772	$(75,804)	$103,968
New solutions	10,260	2,949	13,209	41,035	(12,764)	28,271
Net	$77,167	$(8,027)	$69,140	$220,807	$(88,568)	$132,239

International	$4,807	$9,928	$14,735	$25,865	$(4,080)	$21,785
	(a) Amounts presented net of foreign currency translation.

(4)	The following tables reconcile cost of revenue to cost of billings:

	Three Months Ended June 30, 2016
	Revenue	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Billings
	(unaudited, in thousands)
Cost of product	$41,439	$(16,992)	$(415)	$(195)	$—	$23,837
Cost of services
Managed services and SaaS	8,900	—	(590)	—	(16)	8,294
Professional services	7,070	—	(384)	—	—	6,686
Total cost of services	15,970	—	(974)	—	(16)	14,980
Total cost	$57,409	$(16,992)	$(1,389)	$(195)	$(16)	$38,817

	Six Months Ended June 30, 2016
	Revenue	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Billings
	(unaudited, in thousands)
Cost of product	$57,419	$(8,324)	$(767)	$(364)	$—	$47,964
Cost of services
Managed services and SaaS	17,532	—	(970)	—	(31)	16,531
Professional services	14,081	—	(980)	—	—	13,101
Total cost of services	31,613	—	(1,950)	—	(31)	29,632
Total cost	$89,032	$(8,324)	$(2,717)	$(364)	$(31)	$77,596

	Three Months Ended June 30, 2015
	Revenue	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Billings
	(unaudited, in thousands)
Cost of product	$40,533	$(14,488)	$(560)	$(260)	$—	$25,225
Cost of services
Managed services and SaaS	8,093	—	(712)	—	—	7,381
Professional services	8,585	—	(937)	—	(60)	7,588
Total cost of services	16,678	—	(1,649)	—	(60)	14,969
Total cost	$57,211	$(14,488)	$(2,209)	$(260)	$(60)	$40,194

	Six Months Ended June 30, 2015
	Revenue	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Billings
	(unaudited, in thousands)
Cost of product	$97,150	$(47,004)	$(788)	$(522)	$—	$48,836
Cost of services
Managed services and SaaS	15,986	—	(1,313)	—	—	14,673
Professional services	16,260	—	(1,831)	—	(71)	14,358
Total cost of services	32,246	—	(3,144)	—	(71)	29,031
Total cost	$129,396	$(47,004)	$(3,932)	$(522)	$(71)	$77,867
	(a) Amounts presented net of foreign currency translation.

(5)	The following tables reconcile gross profit to gross profit on billings, and gross margin to gross margin on billings:

	Three Months Ended June 30, 2016
	Gross Profit	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Gross Profit on Billings
	(unaudited, in thousands)
Product	$28,478	$(6,812)	$415	$195	$—	$22,276
Services
Managed services and SaaS	15,670	(9,650)	590	—	16	6,626
Professional services	20,395	(16,652)	384	—	—	4,127
Total services	36,065	(26,302)	974	—	16	10,753
Total gross profit	$64,543	$(33,114)	$1,389	$195	$16	$33,029
Gross margin	52.9%	-9.2%	1.9%	0.3%	0.1%	46.0%

	Six Months Ended June 30, 2016
	Gross Profit	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Gross Profit on Billings
	(unaudited, in thousands)
Product	$45,350	$(2,597)	$767	$364	$—	$43,884
Services
Managed services and SaaS	18,106	(7,830)	970	—	31	11,277
Professional services	18,084	(11,061)	980	—	—	8,003
Total services	36,190	(18,891)	1,950	—	31	19,280
Total gross profit	$81,540	$(21,488)	$2,717	$364	$31	$63,164
Gross margin	47.8%	-5.1%	1.9%	0.3%	0.0%	44.9%

	Three Months Ended June 30, 2015
	Gross Profit	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Gross Profit on Billings
	(unaudited, in thousands)
Product	$14,178	$4,473	$560	$260	$—	$19,471
Services
Managed services and SaaS	2,515	2,387	712	—	—	5,614
Professional services	3,263	(399)	937	—	60	3,861
Total services	5,778	1,988	1,649	—	60	9,475
Total gross profit	$19,956	$6,461	$2,209	$260	$60	$28,946
Gross margin	25.9%	12.3%	3.2%	0.4%	0.1%	41.9%

	Six Months Ended June 30, 2015
	Gross Profit	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Gross Profit on Billings
	(unaudited, in thousands)
Product	$62,596	$(27,045)	$788	$522	$—	$36,861
Services
Managed services and SaaS	7,596	1,968	1,313	—	—	10,877
Professional services	21,219	(16,487)	1,831	—	71	6,634
Total services	28,815	(14,519)	3,144	—	71	17,511
Total gross profit	$91,411	$(41,564)	$3,932	$522	$71	$54,372
Gross margin	41.4%	-3.7%	3.0%	0.3%	0.1%	41.1%
	(a) Amounts presented net of foreign currency translation.

(6)	The following table reconciles net (loss) income to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited, in thousands)		(unaudited, in thousands)
Net income (loss)	$26,121	$(16,175)	$7,607	$18,730
Change in deferred revenue, net of foreign currency translation	(50,106)	(8,027)	(29,812)	(88,568)
Change in deferred cost of revenue, net of foreign currency translation	16,992	14,488	8,324	47,004
Other income, net	(333)	(74)	(774)	(362)
Provision (benefit) for income taxes	961	(290)	993	(766)
Depreciation and amortization	2,104	1,953	4,236	3,902
Stock-based compensation	7,041	8,661	13,941	15,684
Acquisition-related charges	510	751	1,026	1,486
Restructuring	—	1,078	39	1,272
Adjusted EBITDA	$3,290	$2,365	$5,580	$(1,618)

Non-GAAP metrics have limitations and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. The most significant of these limitations include:

•	our non-GAAP metrics do not reflect the effect of customer acceptance provisions as required under GAAP;
•	our non-GAAP metrics do not reflect the restructuring expenses as required under GAAP;
•

our non-GAAP metrics do not reflect the effect of contingent revenue recognition limits due to potential refunds and penalty provisions related to future delivery or performance as required under GAAP;

•	our non-GAAP metrics do not reflect the impact of issuing stock-based compensation to our management team and employees;
•	our non-GAAP metrics do not reflect the impact of the amortization of intangibles assets acquired in connection with acquisitions and acquisitions-related charges;
•	our non-GAAP metrics do not reflect income tax (benefit) expense in connection with acquisitions or legal settlement costs;
•

although depreciation and amortization are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;

•	our non-GAAP metrics do not reflect changes in, or cash requirements for, our working capital needs; and
•

other companies, including companies in our industry, may not use such metrics, may calculate non-GAAP metrics differently or may use other financial metrics to evaluate their performance, all of which reduce the usefulness of our non-GAAP metrics as comparative metrics.

Key Elements of Operating and Financial Performance

We monitor the key elements of our operating and financial performance set forth below to help us evaluate growth trends, determine investment priorities, establish budgets, measure the effectiveness of our sales efforts and assess operational efficiencies. These key elements of operating and financial performance include financial metrics presented in accordance with GAAP as well as non-GAAP metrics which consist of billings (including product billings, services billings, professional services billings, managed services and SaaS billings, advanced metering infrastructure billings, new solutions billings, and international billings), recurring billings, recurring billings per endpoint, cost of billings (including product cost of billings and services cost of billings), gross profit and gross margin on billings (including gross profit and gross margin on product billings, and gross profit and gross margin on services billings), adjusted EBITDA, and total backlog. For more information regarding our use of non-GAAP metrics, see Key Non-GAAP and Other Financial Metrics above.

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. For the three and six months ended June 30, 2016, product revenue represented 57% and 60% of our total revenue, respectively, and services revenue represented 43% and 40% of our total revenue. For the three and six months ended June 30, 2016, we shipped approximately 747,000 and 1,445,000 endpoints, respectively. We have shipped over 24.3 million cumulative endpoints from inception to June 30, 2016.

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

Our services revenue includes fees for managed services and SaaS, and professional services. For the three and six months ended June 30, 2016, revenue from managed services and SaaS represented 20% and 21% of our total revenue, respectively, and revenue from professional services represented 23% and 19% of our total revenue, respectively.

For the three and six months ended June 30, 2016, our advanced metering solutions represented 86% and 85% of our total revenue, respectively, and our new solutions represented 14% and 15% of our total revenue, respectively. Advanced metering solutions revenue includes hardware and software products along with services primarily related to deployment of the network canopy through our access points and the shipment of our communications modules which are integrated into third-party meters for deployment to homes and businesses supported by our customer base. New solutions revenue includes revenues derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink Data Platform.

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments. In the three months ended June 30, 2016, the deployments for CPS Energy, or CPS, and Commonwealth Edison Company, or ComEd, represented 63% and 18% of our total revenue, respectively. In the six months ended June 30, 2016, the deployments for CPS and ComEd represented 45% and 27% of our revenue, respectively.

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

Billings

For the three and six months ended June 30, 2016, product billings represented 64% and 65% of our total billings, respectively, and services billings represented 36% and 35% of our total billings, respectively. Our services billings include revenue from managed services and SaaS, and professional services. For the three and six months ended June 30, 2016, billings from managed services and SaaS represented 21% and 20% of our total billings, respectively, and professional services represented 15% and 15% of our total billings, respectively.

For the three and six months ended June 30, 2016, billings from our advanced metering solutions represented 84% and 83% of our total billings, respectively, and new solutions represented 16% and 17% of our total billings, respectively. For a description of billings, see Key Non-GAAP and Other Financial Metrics above.

To date, a substantial portion of our billings are attributable to a limited number of customer deployments. In the three months ended June 30, 2016, the billings from ComEd, CPS, and Florida Power & Light, or FPL, represented 32%, 14%, and 12% of total billings, respectively. In the six months ended June 30, 2016, the billings from ComEd, FPL, and CPS represented 34%, 11%, and 10% of total billings, respectively.

Recurring Revenue per Endpoint

Recurring revenue is our revenue from our managed services and SaaS offering, as well as customer support and other services offerings. Recurring revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We do have other sources of revenue that are recurring in nature in both our product and services solutions but we believe revenue from our managed services and SaaS offerings, as well as customer support and other services revenue, best represents our overall recurring revenue. Recurring revenue per endpoint represents a trailing twelve months, or TTM, recurring revenue from our managed services and SaaS offering divided by cumulative home and business endpoints shipped from inception to date. Recurring revenue per endpoint as of June 30, 2016 was $3.44. Changes in recurring revenue are primarily driven by the timing of customer acceptances and recognition of revenue subject to contingency provisions.

Recurring Billings and Recurring Billings per Endpoint

Recurring billings are our billings from our managed services and SaaS offering, as well as customer support and other services offerings. Managed services and SaaS billings are primarily recurring in nature and includes some one-time set-up fees related to the business. These one-time set-up fees could cause fluctuations in our recurring billings from period to period. In addition, our managed services and SaaS offerings are subject to regular renewals and renegotiations with our customers, which could contribute to fluctuations or cancellations in the amount of revenue which is deemed to be recurring from period to period, which in turn, could cause fluctuations in the amount of recurring billings and recurring billings per endpoint from period to period.

Recurring billings per endpoint enables us to measure the amount of incremental revenue we derive from our growing footprint of networked homes and business as a result of sales of our additional solutions and services. Recurring billings per endpoint as of June 30, 2016 was $2.24. For a description of recurring billings and recurring billings per endpoint, see Key Non-GAAP and Other Financial Metrics above. We intend to continue to broaden the scope of our available solutions and services, which should have the effect of increasing the amount of recurring billings per endpoint over time.

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

Services cost of revenue includes compensation and related costs for our services delivery, customer operations and customer support personnel, facilities and infrastructure cost and depreciation, and data center costs. In accordance with our accounting policies, we recognize services cost of revenue in the period in which it is incurred even though the associated services revenue may be required to be deferred.

Our gross profit varies from period to period based on the volume, average selling prices, and mix of products and services recognized as revenue, as well as product and services costs, expense for warranty obligations, and inventory write-downs. The timing of revenue recognition and related costs, which depends primarily on customer acceptance, can fluctuate significantly from period to period and have a material impact on our gross profit and gross margin results. In addition, our gross profit will also increase based on revenue generated from sales of third-party devices. If in a given period our mix of revenue generated from third-party devices is higher, our gross profit will be lower as margin on third-party devices is lower as compare to our own products.

Cost of Billings, Gross Profit on Billings, and Gross Margin on Billings

Cost of billings represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation and amortization of acquired intangibles and acquisition-related charges as described Key Non-GAAP and Other Financial Metrics above.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as legal settlement expenses, amortization of acquired intangibles, and restructuring charges. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount increased from 652 as of December 31, 2015 to 708 as of June 30, 2016.

Research and Development

We expense our research and development costs as they are incurred. Research and development expense represents the largest component of our operating expenses and consists primarily of:

•	compensation, including salaries, bonuses, and benefits and stock-based compensation provided to our hardware and software engineering personnel, as well as facility costs and other related overhead;
•	cost of prototypes and test equipment relating to the development of new products and the enhancement of existing products; and
•	fees for design, testing, consulting, legal, and other related services.

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

Results of Operations and Key Non-GAAP Financial Metrics

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Consolidated Statements of Operations Data:
Revenue, net	$121,952	$77,167	$44,785	58%	$170,572	$220,807	$(50,235)	(23)%
Cost of revenue	57,409	57,211	198	0%	89,032	129,396	(40,364)	(31)%
Gross profit	64,543	19,956	44,587	223%	81,540	91,411	(9,871)	(11)%
Operating expenses:
Research and development	17,933	16,050	1,883	12%	33,418	31,744	1,674	5%
Sales and marketing	8,622	8,912	(290)	(3)%	18,172	18,209	(37)	(0)%
General and administrative	11,239	10,455	784	7%	22,085	22,584	(499)	(2)%
Restructuring	—	1,078	(1,078)	(100)%	39	1,272	(1,233)	(97)%
Total operating expenses	37,794	36,495	1,299	4%	73,714	73,809	(95)	(0)%
Operating income (loss)	26,749	(16,539)	43,288	(262)%	7,826	17,602	(9,776)	(56)%
Other income, net	333	74	259	350%	774	362	412	114%
Income (loss) before income taxes	27,082	(16,465)	43,547	(264)%	8,600	17,964	(9,364)	(52)%
Provision (benefit) for income taxes	961	(290)	1,251	(431)%	993	(766)	1,759	(230)%
Net income (loss)	$26,121	$(16,175)	$42,296	(261)%	$7,607	$18,730	$(11,123)	(59)%

Revenue

The following table sets forth our revenue for the periods shown:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Product revenue	$69,917	$54,711	$15,206	28%	$102,769	$159,746	$(56,977)	(36)%
Percent of net revenue	57.3%	70.9%			60.2%	72.3%
Services revenue
Managed services and SaaS	24,570	10,608	13,962	132%	35,638	23,582	12,056	51%
Professional services	27,465	11,848	15,617	132%	32,165	37,479	(5,314)	(14)%
Total services revenue	52,035	22,456	29,579	132%	67,803	61,061	6,742	11%
Percent of net revenue	42.7%	29.1%			39.8%	27.7%
Revenue, net	$121,952	$77,167	$44,785	58%	$170,572	$220,807	$(50,235)	(23)%

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

Total revenue recognized was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions., Of our total revenue, revenue from our advanced metering solutions and new solutions represented 86% and 14%, respectively, for the three months ended June 30, 2016, and 87% and 13%, respectively, for the three months ended June 30, 2015. The increase in total revenue for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the receipt of customer initial acceptances.

Of our total revenue, revenue from our advanced metering solutions and new solutions represented 85% and 15%, respectively, for the six months ended June 30, 2016 and 81% and 19%, respectively, for the six months ended June 30, 2015. The decrease in total revenue for the six months ended June 30, 2016 as compared to the same period in 2015 was due primarily to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria as mentioned above.

For the three months ended June 30, 2016, the deployments for CPS and ComEd represented 63% and 18% of our total revenue, respectively. For the three months ended June 30, 2015, the deployments for Virginia Electric and Power Company, or Dominion, and ComEd represented 37% and 26% of our total revenue, respectively. For the six months ended June 30, 2016, the deployments for CPS and ComEd represented 45% and 27% of our total revenue, respectively. For the six months ended June 30, 2015, the deployments for ComEd, Dominion, and FPL represented 44%, 13% and 12% of our total revenue, respectively.

Product Revenue

The increase in product revenue for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the receipt of customer initial acceptances.

The decrease in product revenue for the six months ended June 30, 2016 as compared to the same period in 2015, was primarily due to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria, partially offset by receipt of customer initial acceptances.

Services Revenue

The increase in services revenue for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the receipt of customer initial acceptances.

The increase in services revenue for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to receipt of customer initial acceptances, partially offset by, to a lesser extent, due to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria.

Our revenue from product, managed services and SaaS, and professional services represented 57%, 20%, and 23%, respectively, of our total revenue for the three months ended June 30, 2016, and 71%, 14% and 15%, respectively, of our total revenue for the three months ended June 30, 2015.

Our revenue from product, managed services and SaaS, and professional services represented 60%, 21%, and 19%, respectively, of our total revenue for the six months ended June 30, 2016, and 72%, 11% and 17%, respectively, of our total revenue for the six months ended June 30, 2015.

We anticipate that revenue in 2016 may fluctuate from period to period throughout 2016 primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Recurring Revenue per Endpoint

Recurring revenue per endpoint as of June 30, 2016 and 2015 was $3.44 and $1.94, respectively. The increase is due to higher recurring revenue as a result of receipt of customer initial acceptances in the last twelve months.

Billings

The following table sets forth our billings for the periods shown:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Product billings	$46,113	$44,696	$1,417	3%	$91,848	$85,697	$6,151	7%
Services billings
Managed services and SaaS	14,920	12,995	1,925	15%	27,808	25,550	2,258	9%
Professional services	10,813	11,449	(636)	(6)%	21,104	20,992	112	1%
Total services billings	25,733	24,444	1,289	5%	48,912	46,542	2,370	5%
Total billings	$71,846	$69,140	$2,706	4%	$140,760	$132,239	$8,521	6%

Advanced metering infrastructure billings	$59,997	$55,931	$4,066	7%	$117,468	$103,968	$13,500	13%
New solutions billings	11,849	13,209	(1,360)	(10)%	23,292	28,271	(4,979)	(18)%
Total billings	$71,846	$69,140	$2,706	4%	$140,760	$132,239	$8,521	6%

International billings	$10,973	$14,735	$(3,762)	(26)%	$26,197	$21,785	$4,412	20%

For the three months ended June 30, 2016, billings from product and services represented 64% and 36% of our total billings, respectively, and for the three months ended June 30, 2015, billings from product and services represented 65% and 35% of our total billings, respectively. The increase in product billings was driven by higher endpoint shipments. We delivered approximately 747,000 endpoints during the three months ended June 30, 2016 as compared to approximately 692,000 endpoints during the same period in 2015. The increase in services billings was primarily due to an increase in managed services and SaaS billings, driven by ramping up of full deployment from customers. Billings from international customers represented 15% and 21% of total billings in the three months ended June 30, 2016 and 2015, respectively.

Of our total billings, billings from our advanced metering solutions and new solutions represented 84% and 16%, respectively, for the three months ended June 30, 2016, and 81% and 19%, respectively, for the three months ended June 30, 2015.

Of our total billings, billings from product, managed services and SaaS, and professional services represented 64%, 21%, and 15%, respectively, for the three months ended June 30, 2016, and 65%, 19% and 16%, respectively, for the three months ended June 30, 2015.

For the six months ended June 30, 2016, billings from product and services represented 65% and 35%, of our total billings, respectively, and for the six months ended June 30, 2015, billings from product and services represented 65% and 35%, of our total billings, respectively. The increase in product billings was driven by higher endpoint shipments. We delivered approximately 1,445,000 endpoints during the six months ended June 30, 2016 as compared to approximately 1,240,000 endpoints during the same period in 2015. The increase in services billings was primarily due to an increase in managed services and SaaS billings, driven by ramping up of full deployment from customers. Billings from international customers represented 19% and 16% of total billings in the six months ended June 30, 2016 and 2015, respectively.

Of our total billings, billings from our advanced metering solutions and new solutions represented 83% and 17%, respectively, for the six months ended June 30, 2016, and 79% and 21%, respectively, for the six months ended June 30, 2015.

Of our total billings, billings from product, managed services and SaaS, and professional services represented 65%, 20%, and 15%, respectively, for the six months ended June 30, 2016, and 65%, 19% and 16%, respectively, for the six months ended June 30, 2015.

To date, a substantial portion of our billings are attributable to a limited number of customer deployments. In the three months ended June 30, 2016, the billings for ComEd, CPS, and FPL represented 32%, 14%, and 12% of our total billings, respectively. In the three months ended June 30, 2015, the billings for ComEd and CPS represented 29% and 11% of total billings, respectively. In the six months ended June 30, 2016, the billings for ComEd, FPL, CPS, and AusNet Electricity Services represented 34%, 11%, 10%, and 10% of our total billings, respectively. In the six months ended June 30, 2015, the billings for ComEd, FPL, and CPS represented 31%, 12%, and 11% of our total billings, respectively.

Recurring Billings per Endpoint

Recurring billings per endpoint as of June 30, 2016 and 2015 was $2.24 and $2.26, respectively.

We anticipate that billings will fluctuate from period to period throughout 2016, and may be at similar levels year-over-year.

Cost of Revenue, Gross Profit, and Gross Margin

The following table sets forth our cost of revenue, gross profit and gross margin for the periods shown:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Cost of product revenue	$41,439	$40,533	$906	2%	$57,419	$97,150	$(39,731)	(41)%
Cost of services revenue
Managed services and SaaS	8,900	8,093	807	10%	17,532	15,986	1,546	10%
Professional services	7,070	8,585	(1,515)	(18)%	14,081	16,260	(2,179)	(13)%
Total cost of services revenue	15,970	16,678	(708)	(4)%	31,613	32,246	(633)	(2)%
Total cost of revenue	$57,409	$57,211	$198	0%	$89,032	$129,396	$(40,364)	(31)%

Product gross profit	$28,478	$14,178	$14,300	101%	$45,350	$62,596	$(17,246)	(28)%
Product gross margin	40.7%	25.9%			44.1%	39.2%
Services gross profit
Managed services and SaaS	15,670	2,515	13,155	523%	18,106	7,596	10,510	138%
Professional services	20,395	3,263	17,132	525%	18,084	21,219	(3,135)	(15)%
Total services gross profit	36,065	5,778	30,287	524%	36,190	28,815	7,375	26%
Services gross margin	69.3%	25.7%			53.4%	47.2%
Total gross profit	$64,543	$19,956	$44,587	223%	$81,540	$91,411	$(9,871)	(11)%
Total gross margin	52.9%	25.9%			47.8%	41.4%

Product Cost of Revenue. The increase in product cost of revenue for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the receipt of customer initial acceptances.

The decrease in product cost of revenue for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria.

Services Cost of Revenue. The services cost of revenue was relatively flat for the three and six months ended June 30, 2016 as compared to the same periods in 2015.

Product Gross Profit and Product Gross Margin.  Product gross profit increased during the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to the receipt of customer initial acceptances as well as cost savings from manufacturing efficiencies. Product gross profit decreased during the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria.

Product gross margin increased during the three and six months ended June 30, 2016 as compared to the same periods in 2015, primarily due to the receipt of customer initial acceptances as well as cost savings from manufacturing efficiencies. The product gross margin for the six months ended June 30, 2015 includes a one-time cumulative catch up adjustment which was recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria. The overall increase in product gross margin during the six months ended June 30, 2016 as compared to the same period in 2015 is partially offset by this one-time cumulative catch up adjustment recorded in during the three months ended March 31, 2015.

Services Gross Profit and Services Gross Margin. Services gross profit increased during the three and six months ended June 30, 2016 as compared to the same periods in 2015, primarily due to the receipt of customer initial acceptances.

Services gross margin increased during the three and six months ended June 30, 2016 as compared to the same periods in 2015, primarily due to the receipt of customer initial acceptances. The service gross margin for the six months ended June 30, 2015 includes a one-time cumulative catch up adjustment which was recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria. The overall increase in services gross margin during the six months ended June 30, 2016 as compared to the same period in 2015 is partially offset by this one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015.

Changes in our services cost of revenue are disproportionate to changes in our services revenue because we recognize services cost of revenue in the period in which it is incurred even though the associated services revenue may be required to be deferred, as described under “Key Elements of Operating and Financial Performance” above. In addition, we may incur gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Cost of Billings, Gross Profit on Billings, and Gross Margin on Billings

The following table sets forth our cost of billings, gross profit on billings and gross margin on billings for the periods shown:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Cost of product billings	$23,837	$25,225	$(1,388)	(6)%	$47,964	$48,836	$(872)	(2)%
Cost of services billings
Managed services and SaaS	8,294	7,381	913	12%	16,531	14,673	1,858	13%
Professional services	6,686	7,588	(902)	(12)%	13,101	14,358	(1,257)	(9)%
Total cost of services billings	14,980	14,969	11	0%	29,632	29,031	601	2%
Total cost of billings	$38,817	$40,194	$(1,377)	(3)%	$77,596	$77,867	$(271)	(0)%

Gross profit on product billings	$22,276	$19,471	$2,805	14%	$43,884	$36,861	$7,023	19%
Product gross margin on billings	48.3%	43.6%			47.8%	43.0%
Gross profit on services billings
Managed services and SaaS	6,626	5,614	1,012	18%	11,277	10,877	400	4%
Professional services	4,127	3,861	266	7%	8,003	6,634	1,369	21%
Total gross profit on services billings	10,753	9,475	1,278	13%	19,280	17,511	1,769	10%
Service gross margin on billings	41.8%	38.8%			39.4%	37.7%
Total gross profit on billings	$33,029	$28,946	$4,083	14%	$63,164	$54,372	$8,792	16%
Total gross margin on billings	46.0%	41.9%			44.9%	41.1%

Total cost of billings decreased during the three and six months ended June 30, 2016 as compared to the same periods in 2015 primarily due to a decrease in cost of product billings. Cost of product billings decreased due to cost savings from manufacturing efficiencies and improved product mix.

Total gross profit on billings increased during the three and six months ended June 30, 2016 as compared to the same periods in 2015 due to an increase in both product and services gross profit on billings. Gross profit on product billings increased due to cost savings from manufacturing efficiencies, higher volume, and favorable product mix. Gross profit on services billings increased due to increase in services billings and lower third party costs.

For the three and six months ended June 30, 2016, gross margin on billings increased as compared to the same periods in 2015, primarily due to changes in product and customer mix, costs savings from manufacturing efficiencies, lower third party costs and higher billings generated from new services offerings.

We expect gross margin on billings to fluctuate from period to period throughout 2016.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Research and development	$17,933	$16,050	$1,883	12%	$33,418	$31,744	$1,674	5%
Sales and marketing	8,622	8,912	(290)	(3)%	18,172	18,209	(37)	(0)%
General and administrative	11,239	10,455	784	7%	22,085	22,584	(499)	(2)%
Restructuring	-	1,078	(1,078)	(100)%	39	1,272	(1,233)	(97)%
Operating expenses	$37,794	$36,495	$1,299	4%	$73,714	$73,809	$(95)	(0)%

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

Research and Development. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities. The increase in research and development expenses for the three and six months ended June 30, 2016 as compared to the same periods in 2015 is primarily driven by a $1.2 million increase in engineering projects spending, and a $0.5 million increase in the third party engineering spending on Gen5 development costs.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products.

Sales and Marketing. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Sales and marketing expenses for the three and six months ended June 30, 2016, as compared to the same periods in 2015 remained relatively flat.

General and Administrative. The increase in general and administrative expenses for the three months ended June 30, 2016, as compared to the same period in 2015 is primarily driven by increase in employee compensation due to an increase in headcount, and  outside services. These increases were partially offset by a decrease in acquisition-related expenses.

The decrease in general and administrative expenses for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily driven by decreases of $0.9 million in outside legal expense, $1.1 million in acquisition-related costs in connection with the Detectent acquisition, and $1.2 million in external consulting and other administrative expenses. These decreases were offset by increases of $1.3 million in stock-based compensation, and $1.3 million in employee compensation and personnel-related expenses due to an increase in headcount.

Restructuring. The restructuring expense during the three months ended June 30, 2015 is related to severance costs and professional fees incurred in connection with our restructuring plan initiated in September 2014. We have completed our restructuring plan and incurred no restructuring costs during the three months ended June 30, 2016.

Other Income, Net

Other income, net, consists primarily of interest income on cash balances, foreign currency-related gains and losses, and interest expense on capital leases. We have historically invested our cash in money market accounts and fixed income securities.

Other income, net, increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, due to foreign currency-related gain.

Provision (Benefit) for Income Taxes

For the three months ended June 30, 2016 and 2015, we recorded a provision for income taxes of $1.0 million and a benefit for income taxes of $0.3 million, respectively. Our provision for income taxes for the three months ended June 30, 2016 reflects an effective tax rate of 3.5%. Our provision for income taxes for the three months ended June 30, 2016 consisted primarily of state and foreign taxes.  The effective tax rate for the three months ended June 30, 2015, reflects our recognition of a discrete tax benefit of approximately $0.2 million due to a release of our valuation allowance attributable to the Detectent acquisition in the period. In connection with the acquisition of Detectent, we recorded deferred tax liabilities of $0.1 million, which were netted against our existing deferred tax assets. As a result, we released valuation allowance of $0.1 million in the second quarter of 2015.

For the six months ended June 30, 2016 and 2015, we recorded a provision for income taxes of $1.0 million and a benefit for income taxes of $0.8 million, respectively. Our provision for income taxes for the six months ended June 30, 2016 reflects an effective tax rate of 11.5%. Our benefit for income taxes for the six months ended June 30, 2015 reflects an effective tax rate of (4.3%).

We have not reported a provision for federal taxes in the consolidated financial statements as the federal taxable income has been offset by the deferred tax asset arising from net operating losses from prior years. State provision arose from states where there are insufficient net operating losses from prior years to offset state taxable income.

Our effective tax rate differs from the U.S. federal statutory rate primarily due to the valuation allowance on our deferred tax assets, differences between the U.S. federal tax rate and tax rates applicable to our non-U.S. operations, and non-deductible stock-based compensation.

Liquidity and Capital Resources

As of June 30, 2016, we had $68.0 million in cash and cash equivalents and $45.1 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies, foreign government and agency securities, and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. Within our portfolio, we held $2.0 million of foreign government and agencies securities as of June 30, 2016. These sovereign debt securities had an average credit rating of AAA and were predominantly from Germany. None of the securities deemed sovereign debt was from Greece, Ireland, Italy, Portugal or Spain. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations through the next 12 months.

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

On December 18, 2015, we entered into a senior secured credit facilities credit agreement, or Credit Facility, with Silicon Valley Bank and HSBC Bank USA, National Association, or HSBC, which provides a revolving loan facility in an aggregate amount not to exceed $75.0 million with an available letter of credit sub-facility in the aggregate amount of $75.0 million and an available swingline sub-facility in the aggregate amount of $5.0 million. As of June 30, 2016, there were no borrowings outstanding under the credit facility; however, this line of credit is backing $27.8 million of letters of credit, leaving $47.2 million of available capacity for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end. As of June 30, 2016, we were in compliance with the financial covenants in the credit agreement.

Uses of Capital

We are occasionally required to provide performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. For example, in December 2014, we filed a surety bond in the amount of $17.6 million in connection with a notice of appeal that we filed with the

U.S. Court of Appeals for the Federal Circuit in Washington, D.C. in our ongoing patent infringement litigation with EON. In June 2016, the appellate court notified the District Court that the prior judgment in favor of EON was vacated and that judgment was in our favor, and the District Court released our appellate bond obligation. See Part I, Item 1. Financial Statements, Note 12, Commitments and Contingencies, of Notes to Consolidated Financial Statements for more information. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

Capital Expenditures

Our capital expenditures were $17.2 million and $2.0 million in the six months ended June 30, 2016 and 2015, respectively. These expenditures were primarily related to investment in our new headquarters in San Jose, and to support increased network operations, hosting data centers, and corporate infrastructure. In 2016, we expect to have increased capital expenditures as we continue to invest in our new headquarters in San Jose, California and other facilities. We will continue to use a portion of our cash for capital expenditures in the development of new products and services and expansion of our infrastructure, including servers and equipment related to managed services, SaaS, and other information systems required to support increased demand for our offerings and the related infrastructure.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change
Net cash provided by operating activities	$7,532	$9,158	$(1,626)	(18)%
Net cash used in investing activities	(3,004)	(5,483)	2,479	(45)%
Net cash used in financing activities	$(1,677)	$(2,232)	$555	(25)%

As disclosed in Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, in the course of preparing the condensed consolidated financial statements for the quarter ended June 30, 2016, we determined that the cash provided from operating activities was understated and cash provided by investing activities was overstated by $2.3 million in the condensed consolidated statements of cash flows for the three months ended March 31, 2016, as included in the Company’s Form 10-Q for the quarter ended March 31, 2016. The error is corrected in the statement of cash flows for the six months ended June 30, 2016.

Cash Flows from Operating Activities

Cash provided by operating activities decreased during the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to lower net income, offset by a better management of working capital.

Cash Flows from Investing Activities

Cash used in investing activities decreased during the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to increase in net cash  provided by sales of investments which were used to fund our capital expenditures driven by our investment in our new San Jose headquarters. In addition, we spent $7.1 million in the acquisition of Detectent in 2015.

Cash Flows from Financing Activities

Cash used in financing activities decreased during the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to a $0.5 million decrease from payments on capital leases.

Concentration of Credit Risk

We typically extend credit to our customers and third-party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of June 30, 2016, ComEd and CPS accounted for 39% and 11%, respectively, of our accounts receivable. As of June 30, 2015, ComEd, Landis+Gyr Inc., and CPS accounted for 31%, 11%, and 10%, respectively, of our accounts receivable.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third-parties as required for certain transactions initiated either by us or our subsidiaries. As of June 30, 2016, our financial guarantees that were not recorded on our balance sheet consisted of $27.8 million of standby letters of credit.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of June 30, 2016 (in thousands)

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations(1)	$69,962	$2,325	$13,023	$14,160	$40,454
Purchase commitments(2)	12,480	12,480	—	—	—
Total	$82,442	$14,805	$13,023	$14,160	$40,454

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.
(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude agreements that are cancelable without penalty.

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

During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial

Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of June 30, 2016, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, or BPS, and 100 BPS.

(in thousands)	-100 BPS	-50 BPS	Fair Value June 30, 2016	+50 BPS	+100 BPS
Total fixed income securities	$55,346	$55,283	$55,085	$54,886	$54,687

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our credit facility. The interest bearing credit facility is denominated in U.S. dollars. The revolving loans and any swingline loans made pursuant to our credit facility bear interest at a rate per annum equal to (i) the higher of (a) the prime rate in effect on such day, and (b) the federal funds effective rate plus 0.5%, but in any case at a minimum rate of 0.0% per annum, plus (ii) 0.75%. As of June 30, 2016, we had not drawn on this credit facility.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars, Euro and Brazilian real. Consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Euro and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange risk has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency exchange risk should become more significant. There were no significant foreign exchange gains or losses in the three and six months ended June 30, 2016 and 2015, respectively.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, or SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons described below.

As reported in Note 1, "Basis of Presentation" of this Form 10-Q, in the course of preparing the condensed consolidated financial statements for the quarter ended June 30, 2016, we determined that the cash provided from operating activities was understated, and cash provided by investing activities was overstated, by $2.3 million in the condensed consolidated statements of cash flows for the three months ended March 31, 2016. In addition, after the release of earnings disclosing the results of three and six months ended June 30, 2016, another error was identified in the consolidated statements of cash flows for the six months ended June 30, 2016 in which cash provided by operating activities and cash used in investing activities were overstated by $0.3 million. Both of these errors have been corrected in the condensed consolidated statements of cash flows for the six months ended June 30, 2016, included in this Form 10-Q. These errors resulted from a material weakness in our internal control over financial reporting due to inadequate design and operation of review controls that are intended to ensure the accuracy of the calculations and related disclosures in our consolidated statement of cash flows prepared in accordance with GAAP. More specifically, our internal control over the review of underlying schedules supporting the preparation of our cash flow statement did not operate at the necessary level of precision to identify any errors. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the existence of this material weakness discussed above, we believe the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with GAAP.

We are in the process of remediating the material weakness in our internal control over financial reporting, including implementing a number of measures designed to address the underlying causes of the material weakness.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules. The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award.  Upon completion of the appeal process, both the surety bond and standby letter of credit will be released. In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment. The appellate hearing took place in November 2015, and in February 2016 the appellate court issued a ruling reversing the District Court’s prior decision and judgment against us, and holding that no reasonable jury could find we infringed the EON patents.  In April 2016, EON filed a petition for a rehearing en banc, which the appellate court denied in May 2016.  In June 2016, the appellate court notified the District Court that the prior judgment in favor of EON was vacated and that judgment was in our favor, and the District Court released our appellate bond obligation.  We filed a renewed motion to recover certain costs of the trial and appeal from EON in June 2016, and in July 2016 the District Court awarded us $0.6 million. We intend to continue vigorously pursuing this motion and collection of the award, and defending the action as necessary.

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

Atlas/ComEd, Atlas/PG&E, and Atlas/FP&L Patent Litigation. In November 2015, Atlas IP, LLC filed separate suits against our customers Commonwealth Edison Company, or ComEd, and Pacific Gas and Electric Co., or PG&E, alleging infringement of United States Patent No. 5,371,734 by communications between smart meters and access points over a neighborhood area network using wireless communication modules and networking equipment supplied by us. In May 2016, Atlas filed a similar suit against our customer Florida Power & Light Company, or FP&L. We have agreed to assume the defense in each of these suits.

ComEd.  The suit against ComEd was filed in the Northern District of Illinois in November 2015, and also named Exelon Corp., or Exelon, as a defendant. In January 2016, we filed a motion to dismiss the ComEd complaint and to remove Exelon as a defendant. In February 2016, the court granted our motion to dismiss the complaint, and dismissed Exelon from the case with prejudice. In March 2016, Atlas IP filed an amended complaint against ComEd, which the court dismissed in May 2016, finding the complaint to be legally insufficient. The court awarded us reasonable attorneys’ fees and costs in July 2016. Atlas IP filed a notice of appeal in June 2016, seeking to appeal the dismissal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.

PG&E.  The suit against PG&E was filed in the Northern District of California in November 2015. We filed a motion to dismiss the PG&E complaint in January 2016, which the court granted in March 2016.  Atlas IP filed an amended complaint against PG&E, which the court dismissed in June 2016, determining that Atlas IP is collaterally estopped from re-litigating the sufficiency of its complaint as the sufficiency of Atlas IP’s complaint was already decided against Atlas IP by the court in the ComEd suit.

FP&L.  The suit against FP&L was filed in the Southern District of Florida in May 2016.  In June 2016, the court stayed the action until the conclusion of Atlas IP’s appeal in the ComEd case, pursuant to an agreement between the parties that if the appellate court affirms the dismissal of the ComEd case, it will be dispositive of the FP&L action.

We believe that we have meritorious defenses to Atlas IP’s allegations in each of these matters, and intend to continue vigorously defending against the actions.

Acoustic Technology Patent Litigation.  On July 29, 2016, Acoustic Technology, Inc., a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Marshall Division against us. The lawsuit alleges infringement of United States Patent Nos. 5,986,574, and 6,509,841 by certain meters and networking technology and services that we provide. The patents will expire in late 2017 and early 2018. We have not yet received service of process in this matter. We believe that we have meritorious defenses to Acoustic’s allegations and intend to vigorously defend ourselves.

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

Prior to our year ended December 31, 2015, we incurred significant losses in each annual year to date.  We have an accumulated deficit of $618.8 million as of June 30, 2016. We experienced net loss of ($89.2) million and ($66.8) million for the years ended December 31, 2014 and 2013, respectively, and we achieved profitability for the first time with net income of $80.0 million for the year ended December 31, 2015. Our ability to be profitable for 2016 and beyond will depend on our ability to continue to increase our revenues, and maintain proportional expense levels. We may not achieve profitability again in 2016 or future periods and may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will be able to sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, billings and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Our revenue and billings have fluctuated in recent periods, and have in the past decreased on a quarterly basis and on an annual basis. There can be no assurances that our revenue and billings will increase, or will not continue to decrease on a quarterly or annual basis. We expect revenue, billings, gross margin on billings and adjusted EBITDA to fluctuate from period to period throughout 2016 and beyond. We also expect operating losses in certain future periods. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of June 30, 2016 and December 31, 2015, we had $371.9 million and $401.8 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

Amounts included in our total backlog and order backlog may not result in actual billings or revenue or translate into profits.

Our total backlog represents future product and services revenue and billings that we expect to generate pursuant to contracts that we have entered into with our customers and third-party device manufacturers. Order backlog represents future revenue and billings for open purchase orders and other firm commitments and is included in our total backlog. We anticipate that our total backlog and order backlog will fluctuate from period to period throughout 2016 and beyond.

We cannot guarantee that our total backlog or order backlog will result in actual billings or revenue in the originally anticipated period, or at all. In addition, the contracts reflected in our total backlog and order backlog may not generate margins equal to or better than our historical operating results. We have a short history of tracking total backlog and order backlog on a consistent basis as performance measures, and as a result, we do not have significant experience in determining the level of realization that we will actually achieve on our total backlog and order backlog. Our customer contracts are typically structured as master purchase and services agreements, or MSAs, under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our customers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past and may in the future cause us to extend the deployment schedule or make modifications under customer contracts. In addition, under our MSAs, our customers generally have the right to terminate the MSA for any reason, including for their sole convenience, a material breach or insolvency on our part or their inability to obtain required regulatory approval. The occurrence of such adjustments or terminations could materially reduce the amount of, or delay the fulfillment of, our total backlog and order backlog. If our total backlog or order backlog fails to materialize as expected, we could experience a material reduction in future billings, revenue, operating results or cash flow.

We are dependent on the utility industry, which has experienced volatility in capital spending. This volatility could cause our results of operations to vary significantly from period to period.

We derive a substantial portion of our revenue and billings from sales of products and services directly and indirectly to utilities. Similar to other industries, the utility industry has been affected by recent economic factors, including continued global economic uncertainty. Purchases of our products and services may be reduced or deferred as a result of many factors including economic downturns and uncertainty, slowdowns in new residential and commercial construction, a utility’s access to capital on acceptable terms, the timing and availability of government grants or incentives, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions, consumer opposition and fluctuating interest rates. Even with economic recovery, it may take time for our customers to establish new budgets and return to normal purchasing patterns. We cannot predict the recurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States or in our industry. We have experienced, and may in the future experience, variability in operating results on an annual and a quarterly basis as a result of these factors. Because a significant portion of our expenses is fixed in the short term or is incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. This could materially and adversely affect our operating results, financial condition and cash flows.

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

A limited number of our customers are responsible for a significant portion of our revenue, billings and cash flow. A decrease in sales to these customers or delays in customer deployments could have a material adverse effect on our operating results and financial condition.

A substantial majority of our revenue, billings and cash flow depends on relatively large sales to a limited number of customers.

The combination of lengthy sales cycles, challenges in securing new customers and relatively large sales to a small number of customers increases the risk of quarterly fluctuations in our billings, revenue and operating results. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding customer concentration. Our MSAs do not impose purchase obligations on our customers until we have received a purchase order or agreed to a statement of work. Further, the MSAs are typically subject to termination for any reason, including for convenience following a specified notice period. We expect that a limited number of customers will continue to account for a substantial portion of our revenue and billings in future periods. Changes in the business requirements, vendor selection, or purchasing behavior of our customers could significantly decrease our sales. In addition, our MSAs are complex, often requiring close coordination with our customers over extended preparation and deployment periods and involving large-scale delivery of our products and services. From time to time we have experienced and may in the future experience challenges in satisfying our customers throughout these preparation and deployment periods regarding all aspects of our performance. Additionally, we have in the past received correspondence from customers claiming that there have been deficiencies in our timeliness and coordination regarding hardware, software and services for deployment, and requesting that we remedy the deficiencies noted. If we are unable to address customers’ concerns, we could be required to pay penalties, liquidated damages or other expenses, the customer could terminate our MSA and our reputation could be damaged. Additionally, delays in customer deployments have in the past, and could in the future, affect our results of operations. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

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

In addition to the risk of unanticipated warranty or recall expenses, our customer contracts typically contain provisions that could cause us to incur penalties, be liable for damages, including liquidated damages, or incur other expenses, if we experience difficulties with respect to the functionality, deployment, operation and availability of our products and services. In the event of late deliveries, late or improper installations or operations, failure to meet product or performance specifications or other product defects, interruptions or delays in our managed services offerings, our customer contracts may expose us to penalties, significant damages and other liabilities. For example, we have in the past agreed to reimburse customers for their costs and incurred liquidated damages by failing to timely meet contractual milestones or other contractual requirements. In addition, our customer contracts are typically subject to termination for any reason, including for convenience following a specified notice period, our material breach or insolvency, or the failure to obtain required regulatory approval. If a customer terminates its customer contract for any reason, our estimates of total backlog and order backlog will be reduced. Reductions in total backlog and order backlog may have a negative effect on future revenue, billings, profitability and liquidity. In the event we were to incur contractual penalties, such as liquidated damages or other related costs that exceed our expectations, or our customers terminate their contracts with us, our business, financial condition and operating results could be materially and adversely affected.

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

Interruptions or delays in services from our third-party data center facilities, or problems with the third-party hardware or software that we employ, could impair the delivery of our services and harm our business.

We currently offer managed services and SaaS, including disaster recovery services, utilizing two data center facilities operated by separate third parties in California and Nevada. These facilities may be vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, war, acts of terrorism, unauthorized entry, human error, and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We rely on software and hardware technology provided by third-parties to enable us to provide these services. Any damage to, or failure of, these third-party data centers or the third-party hardware and software we employ, could result in significant and lengthy interruptions in the services we provide to our customers. Such interruptions could reduce our revenue and billings, cause us to issue credits or pay penalties, cause customers to terminate their services, harm our reputation and adversely affect our ability to attract new customers.

We do not control certain critical aspects of the manufacture of our products and depend on a limited number of contract manufacturers.

Our future success will depend significantly on our ability to manufacture our products timely and cost-effectively, in sufficient volumes, and in accordance with quality standards. Currently, our primary manufacturing relationships are with Plexus Corp. and Celestica, Inc. We are shifting the entire production of our products currently manufactured by Plexus to a combination of Flextronics

International Ltd. and Celestica during 2016. These vendors provide or will provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our customers and third-party vendors. If we experience complication or delay as a result of our planned contract manufacturer change, we could be exposed to further reduction in control over product quality and product availability, which could lead to product reliability issues, product shortages as a result of manufacturing capacity issues at our manufacturers and delay of product shipment, which may result in lower revenue and damage to our customer relationships.

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

In September 2015, Michael Bell was appointed as our new President and Chief Executive Officer, and Scott Lang transitioned to the role of Executive Chairman and remains Chairman of the Board. In July 2016, Aysegul Ilendiz was appointed as our Chief Operating Officer, and we made executive and organization changes in connection with Ms. Ildendiz’s appointment. Leadership transitions can be inherently difficult to manage and may cause operational and administrative inefficiencies, added costs, uncertainty and decreased productivity among our employees and increase the likelihood of turnover, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new CEO and COO within our organization in order to achieve our operating objectives, and changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. The presence of a new CEO and COO may also impact our relationships with customers and vendors, resulting in loss of business and loss of vendor relationships. The uncertainty inherent in our recent management changes could also lead to concerns from current and potential third parties with whom we do business, any of which could damage our business prospects.

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

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. For example, in connection with the litigation with EON Corp. IP Holdings, LLC, we were required to provide a surety bond that was later released by the district court in order to stay the execution of a judgment pending our appeal. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long-term agreements could have a material adverse effect on our future revenues and business prospects.

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

As of June 30, 2016, we had 104 issued patents and 61 patent applications pending in the United States. In foreign jurisdictions, we have 158 patents granted and 65 patent applications pending, which are collectively based on 66 U.S. patent applications. Our patents expire at various times between 2017 and 2034. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

We identified a material weakness in our internal control over financial reporting as of June 30, 2016 that, if not properly remediated, could result in a material misstatement in our financial statements in future periods and impair our ability to comply with the accounting and reporting requirements applicable to public companies.

For the quarter ended June 30, 2016, we identified a material weakness in our internal control over financial reporting. As reported in Note 1, "Basis of Presentation" of this Form 10-Q, in the course of preparing the condensed consolidated financial statements for the quarter ended June 30, 2016, we determined that the cash provided from operating activities was understated, and cash provided by investing activities was overstated, by $2.3 million in the condensed consolidated statements of cash flows for the three months ended March 31, 2016. In addition, after the release of earnings disclosing the results of three and six months ended June 30, 2016, another error was identified in the consolidated statements of cash flows for the six months ended June 30, 2016 in which cash provided by operating activities and cash used in investing activities were overstated by $0.3 million. Both of these errors have been corrected in the condensed consolidated statements of cash flows for the six months ended June 30, 2016, included in this Form 10-Q. These errors resulted from a material weakness in our internal control over financial reporting due to inadequate design and operation of review controls that are intended to ensure the accuracy of the calculations and related disclosures in our consolidated statement of cash flows prepared in accordance with GAAP. More specifically, our internal control over the review of underlying schedules supporting the preparation of our cash flow statement did not operate at the necessary level of precision to identify any errors. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our remediation efforts are in process and have not yet been completed. Because of this material weakness, there is heightened risk that (1) our management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting, which would cause us to fail to meet our reporting obligations, and (2) a material misstatement of our annual or quarterly financial statements may not be prevented or detected. In addition, the planned remediation steps we expect to take may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting.

We will be required to disclose changes in our internal control and procedures on a quarterly basis. However, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 until the earlier of five years from our initial public offering date or the date we would cease to be an EGC as of December 31 of that year. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that such firm is not satisfied with the level at which our internal control and procedures are documented, designed or operating. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Ensuring that we have adequate internal financial and accounting control and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently.

If we are unable to adequately remediate the foregoing material weakness or comply or continue to comply with the foregoing obligations, it could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which could reduce the market price of our common stock. In addition, ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our common stock. In the event that we do not adequately remediate this material weakness, or if we fail to maintain proper and effective internal control and procedures in future periods, our business, results of operations and financial condition and our ability to run our business effectively could be adversely affected and investors could lose confidence in our financial reporting.

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

Our cash, cash equivalent and short-term investment portfolio as of June 30, 2016 consisted of $133.1 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, foreign government, commercial paper, and agency securities, and U.S. and foreign corporate debt securities.

Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 30, 2016, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of June 30, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2029 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

There has not been a long history of a public market for our common stock, and an active or liquid market in our common stock may not be sustainable. The trading prices of the securities of technology companies have been highly volatile, and the trading price of our common stock has been and may continue to be volatile. The market price of our common stock has in the past and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue, billings and other operating results or our backlog;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	delays in regulatory approvals for our customers and customer deployments;
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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended June 30, 2016, the closing price of our common stock on the New York Stock Exchange ranged from $10.29 to $14.93 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

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

As of June 30, 2016, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 25.6% of our outstanding shares of common stock. As a result, these stockholders, acting together, would likely have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and other significant matters such as a merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would likely have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

10.1

First Amendment to Credit Agreement, dated as of June 3, 2016, amending that certain Credit Agreement, dated as of December 18, 2015, by and between the Registrant, lenders parties thereto and Silicon Valley Bank.

X

10.2‡	Offer Letter Employment Agreement, dated May 31, 2014, between the Company and Kenneth P. Gianella.					X

10.3‡	Letter Agreement, dated January 29, 2015, between the Company and Kenneth P. Gianella.					X

10.4‡	Letter Agreement, dated June 12, 2016, between the Company and Kenneth P. Gianella.					X

10.5‡	Offer Letter Employment Agreement, dated July 6, 2016, between the Company and Aysegul Ilendiz.					X

10.6‡	Letter Agreement, dated July 18, 2016, between the Registrant and Donald L. Reeves.					X

10.7†

Amendment No. 3, effective as of February 29, 2016, and Amendment No. 4, effective as of June 29, 2016, amending that certain Amended and Restated Services and Materials Agreement, dated January 25, 2012, as amended, by and between the Registrant and Commonwealth Edison Company.

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

‡	Management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on August 9, 2016.

SILVER SPRING NETWORKS, INC.

By:	/s/ Michael Bell
Michael Bell President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kenneth P. Gianella
Kenneth P. Gianella Chief Financial Officer (Principal Financial and Accounting Officer)