Form 10-Q
period 2016-09-30
SILVER SPRING NETWORKS INC
filed 2016-11-09
CIK 1180079

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 3, 2016, there were approximately 51,894,472 shares of the Registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,048	$65,264
Short-term investments	65,310	59,181
Accounts receivable	45,031	47,813
Inventory	5,297	4,545
Deferred cost of revenue	196,301	196,868
Prepaid expenses and other current assets	11,552	10,835
Total current assets	371,539	384,506
Property and equipment, net	29,800	14,106
Goodwill and intangible assets	11,197	14,390
Deferred cost of revenue, non-current	21,909	38,882
Deferred tax assets, non-current	993	1,069
Other long-term assets	2,004	4,772
Total assets	$437,442	$457,725
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$22,430	$30,623
Deferred revenue	290,696	305,471
Accrued and other liabilities	39,211	42,751
Total current liabilities	352,337	378,845
Deferred revenue, non-current	83,200	96,342
Other liabilities, non-current	23,202	16,403
Total liabilities	458,739	491,590
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.001 par value; 1,000,000 shares authorized; 51,878 and 50,621 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	614,679	594,352
Accumulated other comprehensive loss	(1,889)	(1,772)
Accumulated deficit	(634,087)	(626,445)
Total stockholders’ deficit	(21,297)	(33,865)
Total liabilities and stockholders’ deficit	$437,442	$457,725

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product	$50,463	$50,093	$153,232	$209,839
Services	23,723	19,412	91,526	80,473
Total revenue, net	74,186	69,505	244,758	290,312
Cost of revenue:
Product	29,249	21,377	86,668	118,527
Services	16,695	15,141	48,308	47,387
Total cost of revenue	45,944	36,518	134,976	165,914
Gross profit	28,242	32,987	109,782	124,398
Operating expenses:
Research and development	18,165	15,837	51,583	47,581
Sales and marketing	10,425	7,900	28,597	26,109
General and administrative	11,667	9,305	33,752	31,889
Impairment of intangible assets	2,204	—	2,204	—
Restructuring	—	339	39	1,611
Total operating expenses	42,461	33,381	116,175	107,190
Operating (loss) income	(14,219)	(394)	(6,393)	17,208
Other income (expense), net	113	(99)	887	263
(Loss) income before income taxes	(14,106)	(493)	(5,506)	17,471
Provision (benefit) for income taxes	1,143	129	2,136	(637)
Net (loss) income	$(15,249)	$(622)	$(7,642)	$18,108

Net (loss) income per share
Basic	$(0.29)	$(0.01)	$(0.15)	$0.36
Diluted	$(0.29)	$(0.01)	$(0.15)	$0.35
Weighted average shares used to compute net (loss) income per share
Basic	51,743	50,188	51,244	49,789
Diluted	51,743	50,188	51,244	51,257

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(15,249)	$(622)	$(7,642)	$18,108
Other comprehensive (loss):
Change in foreign currency translation - net of adjustment	(42)	(109)	(241)	(882)
Net unrealized (loss) gain on available for sale investments (net of tax effect of $0 and $0)	(120)	28	124	117
Other comprehensive (loss)	(162)	(81)	(117)	(765)
Comprehensive (loss) income	$(15,411)	$(703)	$(7,759)	$17,343

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows provided by operating activities:
Net (loss) income	$(7,642)	$18,108
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred taxes	94	(935)
Impairment of intangible assets	2,204	—
Depreciation and amortization	6,332	5,892
Stock-based compensation	21,839	21,537
Other non-cash adjustments	772	354
Changes in operating assets and liabilities:
Accounts receivable	2,826	11,073
Inventory	(750)	3,043
Prepaid expenses and other current assets	2,957	(4,192)
Landlord incentives related to lease	6,788	—
Contingent payments related to Detectent acquisition, held in escrow	—	(4,000)
Deferred cost of revenue	17,595	40,308
Accounts payable	(8,908)	(131)
Customer deposits	1,031	151
Deferred revenue	(28,061)	(84,190)
Accrued and other liabilities	(4,400)	6,412
Net cash provided by operating activities	12,677	13,430
Cash flows used in investing activities:
Business acquisition, net of cash acquired	—	(7,098)
Proceeds from sales of available-for-sale investments	39,217	11,486
Proceeds from maturities of available-for-sale investments	10,970	9,250
Purchases of available-for-sale investments	(56,355)	(18,910)
Purchases of property and equipment	(23,369)	(3,529)
Net cash used in investing activities	(29,537)	(8,801)
Cash flows used in financing activities:
Payments on capital lease obligations	(285)	(994)
Proceeds from issuance of common stock	4,238	3,655
Taxes paid related to net share settlement of equity awards	(4,169)	(3,968)
Net cash used in financing activities	(216)	(1,307)
Effect of exchange rate changes on cash and cash equivalents	(140)	(324)
Net (decrease) increase in cash and cash equivalents	(17,216)	2,998
Cash and cash equivalents—beginning of period	65,264	60,457
Cash and cash equivalents—end of period	$48,048	$63,455
Supplemental cash flow information—cash paid for income taxes	$4,740	$2,384
Non-cash investing activities:
Unpaid purchases of property and equipment	$1,134	$1,057

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Silver Spring Networks, Inc. (the “Company”, “we”, “us” and “our”) have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information as well as the instructions to Form 10-Q and applicable rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The preparation of unaudited condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates under different assumptions or conditions. As a result, the quarterly results may not be indicative of the full year results.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes the revenue recognition requirements in Accounting Standards Codifications, or ASC, 605, Revenue Recognition. Under this new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for us in the first quarter of 2018, with the option to early adopt it in the first quarter of 2017. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

3. Net (loss) income per share

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding plus dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of common shares issuable upon exercise of stock options, issuances of shares pursuant to the 2012 Employee Stock Purchase Plan, or ESPP, vesting of restricted stock units, or RSUs, and contingently issuable performance stock units, or PSUs, to the extent dilutive. We include the common shares underlying PSUs in the calculation of diluted net (loss) income per share when they become contingently issuable and exclude such shares when they are not contingently issuable. Certain potential shares of common stock were excluded from the computation of diluted net (loss) income per share because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(15,249)	$(622)	$(7,642)	$18,108
Net (loss) income per share
Basic	$(0.29)	$(0.01)	$(0.15)	$0.36
Diluted	$(0.29)	$(0.01)	$(0.15)	$0.35
Weighted average shares used to compute net (loss) income per share
Basic	51,743	50,188	51,244	49,789
Dilutive effect of employee equity incentive plans	—	—	—	1,468
Diluted	51,743	50,188	51,244	51,257

The following potential common shares outstanding were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee equity awards	7,957	7,291	7,957	3,873

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2016 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$44,618	$—	$—	$44,618
Cash equivalents:
Money market mutual funds	3,430	—	—	3,430
Total cash and cash equivalents	48,048	—	—	48,048
Short-term fixed income securities:
U.S. government and agency obligations	37,712	6	(20)	37,698
U.S. and foreign corporate debt securities	27,633	10	(31)	27,612
Total short-term investments	65,345	16	(51)	65,310
Total cash, cash equivalents and short-term investments	$113,393	$16	$(51)	$113,358

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2015 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$59,263	$—	$—	$59,263
Cash equivalents:
Money market mutual funds	6,001	—	—	6,001
Total cash and cash equivalents	65,264	—	—	65,264
Short-term fixed income securities:
U.S. government and agency obligations	38,396	4	(110)	38,290
U.S. and foreign corporate debt securities	18,945	2	(52)	18,895
Foreign governments and multi-national agency obligations	2,000	—	(4)	1,996
Total short-term investments	59,341	6	(166)	59,181
Total cash, cash equivalents and short-term investments	$124,605	$6	$(166)	$124,445

As of September 30, 2016, approximately 85% and 9% of our cash, cash equivalents, and short-term investments were held with two financial institutions, respectively. As of December 31, 2015, approximately 84% and 11% of our cash, cash equivalents, and short-term investments were held with two financial institutions, respectively.

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments consisted of the following (in thousands):

	As of September 30, 2016		As of December 31, 2015
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$12,886	$12,888	$25,183	$25,163
Due from 1 year through 3 years	55,889	55,852	40,159	40,019
Total cash equivalents and short-term investments	$68,775	$68,740	$65,342	$65,182

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2016		As of December 31, 2015
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. and foreign corporate debt securities	$18,854	$(31)	$15,894	$(52)
Foreign governments and multi-national agency obligations	—	—	1,996	(4)
U.S. government and agency obligations	29,678	(20)	31,792	(110)
Total	$48,532	$(51)	$49,682	$(166)

As of September 30, 2016 and December 31, 2015, there were no investments with unrealized losses for a period in excess of 12 months.

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of September 30, 2016, we anticipate that we will recover the entire amortized cost basis of such available-for-sale debt securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2016 and 2015. It is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. There were insignificant gross realized gains or losses from available-for-sale securities during the three and nine months ended September 30, 2016 and 2015.

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2016 and year ended December 31, 2015.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis

As of September 30, 2016, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$3,430	$—	$—	$3,430
Total cash equivalents	3,430	—	—	3,430
Short-term investments:
U.S. Government and agency obligations	—	37,698	—	37,698
U.S. and foreign corporate debt securities	—	27,612	—	27,612
Total short-term investments	—	65,310	—	65,310
Total assets measured at fair value	$3,430	$65,310	$—	$68,740

As of December 31, 2015, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$6,001	$—	$—	$6,001
Total cash equivalents	6,001	—	—	6,001
Short-term investments:
U.S. Government and agency obligations	—	38,290	—	38,290
U.S. and foreign corporate debt securities	—	18,895	—	18,895
Foreign governments and multi-national agency obligations	—	1,996	—	1,996
Total short-term investments	—	59,181	—	59,181
Total assets measured at fair value	$6,001	$59,181	$—	$65,182

As of September 30, 2016 and December 31, 2015, there were no liabilities that are measured and recorded at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of September 30, 2016, we had no liabilities measured at fair value on a nonrecurring basis.

Our intangible assets are measured at fair value on a nonrecurring basis, if impairment is indicated. During the three and nine months ended September 30, 2016, intangible assets were measured at fair value resulting in an impairment charge of $2.2 million, which was recorded in the condensed consolidated statements of operations. We measured the fair value of the assets primarily using discounted cash flow projections. The discounted cash flow projections require estimates for expected performance such as revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates. Acquired intangible assets are classified as Level 3 assets, due to the absence of quoted market prices. See Note 7, Goodwill and Intangibles Assets, for further information.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2015, there were no assets and liabilities that are measured and recorded at fair value on a nonrecurring basis except for assets and liabilities valued on the date of acquisition for business acquired during 2015.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of our accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

6. Business Acquisition

On January 16, 2015, we completed the acquisition of Detectent, Inc., or Detectent, a privately held corporation that provides customer intelligence solutions for utilities leveraging its data analytics platform, and paid $7.6 million in cash consideration. The acquisition of Detectent was accounted for under the acquisition method of accounting. Detectent’s SaaS, subscription, and software solutions help improve advanced metering infrastructure and utility grid operations, ensure revenue protection, and deliver enhanced customer engagement programs. We recorded goodwill of $4.5 million and intangible assets of $3.8 million, which consisted primarily of developed technology, customer relationships, non-compete agreements and order backlog, at the time of acquisition. The goodwill arising from the Detectent acquisition was largely attributable to the synergies expected to be realized and was not deductible for U.S. federal income tax purposes.

In addition, we paid and held $4.0 million of deferred cash consideration, or contingent payments, in an escrow account, to be released over a two-year period subject to the retention of key employees of Detectent, or retention period. Contingent payments associated with future employment conditions are being recorded as compensation expense over the retention period. During the nine months ended September 30, 2016, we released $1.0 million from the escrow account in connection with the satisfaction of the retention terms of the acquisition agreement.

7. Goodwill and Intangible Assets

Goodwill:

As of September 30, 2016 and December 31, 2015, the gross amount of goodwill was $8.8 million. In accordance with its accounting policy and ASC 350, we test our goodwill and any other intangibles with indefinite lives annually for impairment and assess whether there are any indicators of impairment on an interim basis. We operate in one reportable segment and we are organized as one reporting unit. We performed our annual impairment test for all reporting units on August 1, 2016 in accordance with its accounting policy and concluded that there was no impairment to goodwill during the nine months period ended September 30, 2016.

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

		As of September 30, 2016				As of December 31, 2015
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Purchased technology	4-6 years	$4,865	$2,623	$882	$1,360	$4,865	$2,180	$—	$2,685
Customer relationships	4-7 years	3,640	1,461	1,322	857	3,640	973	—	2,667
Trade name	6 years	369	162	—	207	369	103	—	266
Total		$8,874	$4,246	$2,204	$2,424	$8,874	$3,256	$—	$5,618

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above.

During the three months ended September 30, 2016, we determined that there were indicators of impairment for intangible assets which were acquired as part of our acquisition of Streetlight.Vision SAS. These resulted from a change of our monetization plans including a business model shift from on-time, lower-margin, third-party product shipments to higher-margin recurring managed services and SaaS billings. As a result, the impairment analysis for these intangible assets resulted in an impairment charge to

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

operating expense of $2.2 million which was recorded in our consolidated statements of operations for the three and nine months ended September 30, 2016.

The following table illustrates the amortization expense included in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization of purchased intangible assets:	2016	2015	2016	2015
Cost of revenue	$79	$260	$443	$782
Sales and marketing	106	153	521	447
General and administrative	8	8	25	23
Total	$193	$421	$989	$1,252

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2016	$192
2017	770
2018	738
2019	378
2020	335
2021 and thereafter	11
$2,424

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

Our Board of Directors adopted the ESPP, which became effective on March 12, 2013, pursuant to which 400,000 shares of our common stock have been reserved for future issuance. In addition, on each January 1 for the first ten calendar years after the first Offering Date, the aggregate number of shares of our common stock reserved for issuance under the ESPP shall be increased automatically by the number of shares equal to 1% of the total number of outstanding shares of our common stock on the immediately preceding December 31 subject to restrictions defined in the ESPP. Eligible employees can enroll and elect to contribute up to 15% of their compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inducement Grants

On July 6, 2016, we entered into an employment agreement with Aysegul Ildeniz as our Chief Operating Officer, or COO. In connection with her employment, we granted Ms. Ildeniz a stock option to purchase 120,000 shares of our common stock, and RSUs that may be settled for 80,000 shares of our common stock, as inducement grants made outside of the 2012 Plan in reliance upon NYSE Rule 303A.08. The stock option has an exercise price equal to the closing market value of our common stock on the date of grant, and vests (i) with respect to 25% of the underlying shares on the one-year anniversary of the date of grant, and (ii) with respect to an additional 1/48th of the underlying shares each month thereafter, until such time as the option is fully vested and exercisable. The RSUs vest (i) with respect to 25% of the shares on the one-year anniversary of the date of grant, and (ii) with respect to an additional 1/16th of the shares on each three-month anniversary thereafter, until such time as the RSUs are fully vested.

As of September 30, 2016 and December 31, 2015, there were 5.9 million and 4.9 million shares, respectively, of common stock reserved for future grants under our ESPP and 2012 Plan.

Stock Option Activities

The following table summarizes our stock option activity and related information for the nine months ended September 30, 2016 as follows (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2015	4,432	$11.99	5.36	$17,290
Options granted	540	13.35
Options exercised	(214)	2.45
Options cancelled or expired	(642)	15.68
Balance at September 30, 2016	4,116	$12.09	5.58	$14,502
As of September 30, 2016
Options vested and expected to vest	4,070	$12.07	5.54	$14,462
Options exercisable	2,987	$11.63	4.38	$12,957

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of September 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. This amount is subject to change based on changes to the fair value of our common stock.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units Activities

The following table summarizes our restricted stock units activity and related information for the nine months ended September 30, 2016 as follows (in thousands, except per share data):

	Restricted Stock Units Outstanding
			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	Number of	Date Fair Value	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value
Balance at December 31, 2015	3,086	$11.11	1.73	$44,473
Restricted stock units granted	1,943	13.06
Restricted stock units vested	(961)	13.35
Restricted stock units cancelled	(205)	9.38
Performance stock units cancelled	(100)	7.42
Balance at September 30, 2016	3,763	$11.12	1.48	$53,369

Stock-based Compensation

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$2,082	$1,197	$4,799	$5,129
Research and development	2,593	1,771	6,859	6,783
Sales and marketing	943	914	2,500	3,439
General and administrative	2,280	1,971	7,681	6,186
Stock-based compensation expense	$7,898	$5,853	$21,839	$21,537

Stock-based compensation related to our corporate bonus incentive plan was $3.0 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively. Stock-based compensation related to our corporate bonus incentive plan was $7.0 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively. We recorded these amounts under accrued liabilities in our consolidated balance sheets.

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, ESPP, RSUs, and PSUs as of September 30, 2016 (in thousands, except year data):

		Weighted
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$6,897	2.7
ESPP	651	0.4
RSUs and PSUs	$28,164	2.5

9. Income Taxes

Our income tax provision for the three months ended September 30, 2016 and 2015 reflects an effective tax rate of (8.1%) and (26.2%), respectively. Our income tax provision and benefit for income taxes for the nine months ended September 30, 2016 and 2015 reflects an effective tax rate of (38.8%) and (3.6%), respectively. Our income tax expense for the three and nine months ended September 30, 2016 consists primarily of income tax from state and foreign jurisdictions, and the write off of $0.5 million deferred tax charge associated with the impairment of intangible assets discussed in Note 7. Goodwill and Intangible Assets. Our tax provision and

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

benefit for income taxes for the three and nine months ended September 30, 2015 consists primarily of a net benefit of $0.1 million and $1.1 million, respectively, which was due to the deferred income tax benefits related to the Detectent acquisition.

10. Segment Information

We operate in one reportable segment and we are organized as one reporting unit. Our chief operating decision makers are our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, who review consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. Revenue by geography is based on the billing address of the customer. The following table presents revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
United States	$43,381	$53,113	$207,142	$248,049
Australia	27,892	14,492	31,861	37,204
All Other	2,913	1,900	5,755	5,059
Total	$74,186	$69,505	$244,758	$290,312

Substantially all of our long-lived assets are located in the United States.

11. Balance Sheet Details

Inventory

Inventory consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2016	2015
Component parts	$595	1,201
Finished goods	4,702	3,344
Inventory	$5,297	4,545

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2016	2015
Accrued payroll and related expenses	$17,611	$14,249
Accrued operating expenses	5,347	5,937
Warranty obligations, current	4,997	8,601
Sales, property and income taxes	1,158	4,850
Current portion of capital lease obligation	—	285
Other deferred revenue	8,713	8,326
Customer deposits	1,236	203
Other	149	300
Accrued and other liabilities	$39,211	$42,751

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Liabilities, non-current

Other liabilities, non-current consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2016	2015
Warranty obligations, non-current	$1,752	$2,898
Other deferred revenue	10,109	11,099
Deferred rent, non-current	10,858	944
Other	483	1,462
Other liabilities, non-current	$23,202	$16,403

          Product Warranty

Product warranty activity is as follows (in thousands):

Nine Months Ended
September 30,
2016
Warranty obligation—beginning of period	$11,499
Warranty expense for new warranties issued	178
Utilization of warranty obligation	(4,012)
Changes in estimates for pre-existing warranties	(916)
Warranty obligation—end of period	$6,749

Accumulated Other Comprehensive (Loss) Income (AOCI), Net of Tax

The components of accumulated other comprehensive (loss) income, net of tax, for the nine months ended September 30, 2016 are as follows (in thousands):

		Unrealized Gains
	Foreign Currency	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2015	$(1,561)	$(211)	$(1,772)
Other comprehensive (loss) income before reclassification	(241)	163	(78)
Amounts reclassified from AOCI	—	(39)	(39)
Other comprehensive (loss) income	(241)	124	(117)
Balance as of September 30, 2016	$(1,802)	$(87)	$(1,889)

12. Commitments and contingencies

Operating and Capital Leases

Our primary operating lease commitment as of September 30, 2016, related to our headquarters in San Jose, California, requires monthly lease payments through September 2026.

We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rent expense for all facility leases was $1.8 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and $6.1 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2016, the future minimum commitments under our operating leases were as follows (in thousands):

Operating
Leases
Remainder of 2016	$1,619
2017	7,746
2018	7,862
2019	7,541
2020	7,289
2021 and thereafter	41,539
Net minimum lease payments	$73,596

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

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award, as described below in “Customer Performance and Other Commitments.” Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  The appellate hearing took place in November 2015, and in February 2016 the appellate court issued a ruling reversing the District Court’s prior decision and judgment against us, and holding that no reasonable jury could find we infringed the EON patents. In April 2016, EON filed a petition for a rehearing en banc, which the appellate court denied in May 2016.  In June 2016, the appellate court notified the District Court that the prior judgment in favor of EON was vacated and that judgment was in our favor, and the District Court released our appellate bond obligation. In July 2016 the District Court awarded us $0.6 million in costs, which EON appealed in August 2016. EON also filed a petition for certiorari to the Supreme Court in October 2016, seeking review of the appellate court’s reversal of the District Court’s original judgment against us. We intend to continue vigorously pursuing this motion and collection of the cost award, and defending the action as necessary.

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

ComEd.  The suit against ComEd was filed in the Northern District of Illinois in November 2015, and also named Exelon Corp., or Exelon, as a defendant. In January 2016, we filed a motion to dismiss the ComEd complaint and to remove Exelon as a defendant. In February 2016, the court granted our motion to dismiss the complaint, and dismissed Exelon from the case with prejudice. In March 2016, Atlas IP filed an amended complaint against ComEd, which the court dismissed in May 2016, finding the complaint to be legally insufficient. The court awarded us reasonable attorneys’ fees and costs in July 2016. Atlas IP filed a notice of appeal in June 2016, seeking to appeal the dismissal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The parties have filed briefs with the court, and a hearing date has not yet been set.

PG&E.  The suit against PG&E was filed in the Northern District of California. We filed a motion to dismiss the PG&E complaint, which the court granted in March 2016.  Atlas IP filed an amended complaint against PG&E, which the court dismissed in June 2016, determining that Atlas IP is collaterally estopped from re-litigating the sufficiency of its complaint as the sufficiency of Atlas IP’s complaint was already decided against Atlas IP by the court in the ComEd suit.

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

Acoustic Technology Patent Litigation.  In July 2016, Acoustic Technology, Inc., a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Marshall Division against us. The lawsuit alleges infringement of United States Patent Nos. 5,986,574, and 6,509,841 by certain meters and networking technology and services that we provide. The patents will expire in late 2017 and early 2018. We filed a motion to dismiss, as well as a motion to transfer the matter to the Northern District of California, in September 2016. We believe that we have meritorious defenses to Acoustic’s allegations and intend to vigorously defend ourselves.

GroupChatter/GE Patent Litigation.  In November 2015, GroupChatter, LLC, or GroupChatter, filed suit in United States District Court for the Eastern District of Texas, against General Electric Company, GE Energy Management Services, Inc. and GE Grid Solutions, LLC (collectively, “GE”), alleging infringement of United States Patent Nos. 7,969,959, 8,199,740, 8,588,207, 9,014,659 and 9,294,888, by certain systems that include wireless communication-enabled meters produced by GE, some of which include our wireless modules.  GE has requested that we indemnify them in connection with the GroupChatter suit.  We have denied the request.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2016 and December 31, 2015, we had a total of $13.9 million and $22.7 million, respectively, of standby letters of credit issued under a credit facility with a financial institution. As of September 30, 2016 and December 31, 2015, $4.6 million (AUD $6.2 million) and $4.4 million (AUD $6.2 million) of these standby letters of credit were denominated in Australian dollars, respectively.

In accordance with the terms of our credit facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the credit facility. On December 18, 2015, we entered into a senior secured credit facilities credit agreement, or Credit Facility, with Silicon Valley Bank and HSBC Bank USA, National Association, or HSBC, which provides a revolving loan facility in an aggregate amount not to exceed $75.0 million with an available letter of credit sub-facility in the aggregate amount of $75.0 million and an available swingline sub-facility in the aggregate amount of $5.0 million. As of September 30, 2016, there were no borrowings outstanding under the Credit Facility; however, this line of credit is backing $13.9 million of letters of credit, leaving $61.1 million of available capacity for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end. As of September 30, 2016, we were in compliance with the financial covenants in the credit agreement.

As of September 30, 2016, we had a $20.3 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letters of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Adjusted EBITDA

Adjusted EBITDA is net income (loss) adjusted for changes in deferred revenue and deferred cost of revenue, other (income) expense, net, provision (benefit) for income taxes, depreciation and amortization, impairment of intangible assets, stock-based compensation, acquisition-related charges, restructuring charges, legal settlements and certain other items management believes affect the comparability of operating results.

Total Backlog

Total backlog represents future product and services billings that we expect to generate pursuant to contracts that we have entered into with our utility customers and meter manufacturers. Total backlog includes order backlog, which represents future billings for open purchase orders and other firm commitments.

The non-GAAP financial metrics set forth below for the three and nine months ended September 30, 2016 and 2015 have been derived from our unaudited financial statements. Reconciliations to the comparable GAAP metrics are contained in the notes below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited, in thousands, except per endpoint and percentages)		(unaudited, in thousands, except per endpoint and percentages)
Product revenue, net	$50,463	$50,093	$153,232	$209,839
Services revenue, net
Managed services and SaaS	14,090	11,223	49,728	34,805
Professional services	9,633	8,189	41,798	45,668
Total services revenue, net	23,723	19,412	91,526	80,473
Revenue, net	$74,186	$69,505	$244,758	$290,312

Product billings(1)	$49,895	$51,878	$141,743	$137,575
Services billings(1)
Managed services and SaaS(1)	15,731	12,620	43,539	38,170
Professional services(1)	10,518	10,199	31,622	31,191
Total services billings(1)	26,249	22,819	75,161	69,361
Total billings(1)	$76,144	$74,697	$216,904	$206,936

Recurring revenue (TTM)			$86,870	$45,374
Recurring billings (TTM)(2)			$57,785	$49,723
Recurring revenue per endpoint			$3.48	$2.03
Recurring billings per endpoint(2)			$2.31	$2.23

Advanced metering infrastructure revenue, net	$66,203	$60,149	$211,898	$239,921
New solutions revenue, net	7,983	9,356	32,860	50,391
Revenue, net	$74,186	$69,505	$244,758	$290,312

Advanced metering infrastructure billings (3)	$64,125	$63,735	$181,593	$167,703
New solutions billings(3)	12,019	10,962	35,311	39,233
Total billings(3)	$76,144	$74,697	$216,904	$206,936

International revenue, net	$30,805	$16,392	$37,616	$42,257
International billings(3)	$11,678	$9,117	$37,875	$30,902

Cost of product revenue	$29,249	$21,377	$86,668	$118,527
Cost of services revenue
Managed services and SaaS	9,478	8,086	27,010	24,071
Professional services	7,217	7,055	21,298	23,316
Total cost of services revenue	16,695	15,141	48,308	47,387
Cost of revenue	$45,944	$36,518	$134,976	$165,914

Cost of product billings(4)	$19,251	$27,577	$67,215	$76,414
Cost of services billings(4)
Managed services and SaaS(4)	8,744	7,634	25,275	22,306
Professional services(4)	6,369	6,548	19,470	20,906
Total cost of services billings(4)	15,113	14,182	44,745	43,212
Cost of billings(4)	$34,364	$41,759	$111,960	$119,626

Product gross profit	$21,214	$28,716	$66,564	$91,312
Services gross profit
Managed services and SaaS	4,612	3,137	22,718	10,734
Professional services	2,416	1,134	20,500	22,352
Total services gross profit	7,028	4,271	43,218	33,086
Gross profit	$28,242	$32,987	$109,782	$124,398
Total gross margin	38.1%	47.5%	44.9%	42.8%

Gross profit on product billings(5)	$30,644	$24,301	$74,528	61,161
Gross profit on services billings(5)
Managed services and SaaS(5)	6,987	4,986	18,264	15,864
Professional services(5)	4,149	3,651	12,152	10,285
Total gross profit on services billings(5)	11,136	8,637	30,416	26,149
Gross profit on billings(5)	$41,780	$32,938	$104,944	$87,310
Total gross margin on billings(5)	54.9%	44.1%	48.4%	42.2%

Adjusted EBITDA(6)	$9,849	$6,827	$15,429	$5,209

(1)	The following tables reconcile revenue to billings:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Product, net	$50,463	$(568)	$49,895	$153,232	$(11,489)	$141,743
Services, net
Managed services and SaaS	14,090	1,641	15,731	49,728	(6,189)	43,539
Professional services	9,633	885	10,518	41,798	(10,176)	31,622
Total services, net	23,723	2,526	26,249	91,526	(16,365)	75,161
Net	$74,186	$1,958	$76,144	$244,758	$(27,854)	$216,904

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Product, net	$50,093	$1,785	$51,878	$209,839	$(72,264)	$137,575
Services, net
Managed services and SaaS	11,223	1,397	12,620	34,805	3,365	38,170
Professional services	8,189	2,010	10,199	45,668	(14,477)	31,191
Total services, net	19,412	3,407	22,819	80,473	(11,112)	69,361
Net	$69,505	$5,192	$74,697	$290,312	$(83,376)	$206,936
	(a) Amounts presented net of foreign currency translation.

(2)	The following table reconciles recurring revenue to recurring billings and recurring revenue per endpoint to recurring billings per endpoint:

	Nine Months Ended September 30,		Change in
	2016	2015	2016
	(unaudited, in thousands, except per endpoint)
Recurring revenue (TTM)	$86,870	$45,374	$41,496
Changes in deferred revenue, net of foreign currency translation	(29,085)	4,349	(33,434)
Recurring billings (TTM)	$57,785	$49,723	$8,062
Cumulative network endpoints delivered	24,968	22,321	2,647
Recurring revenue per endpoint	$3.48	$2.03	$1.45
Recurring billings per endpoint	$2.31	$2.23	$0.08

(3)

The following tables reconcile advanced metering infrastructure revenue to advanced metering infrastructure billings, new solutions revenue to new solutions billings, and international revenue to international billings:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Advanced metering infrastructure, net	$66,203	$(2,078)	$64,125	$211,898	$(30,305)	$181,593
New solutions, net	7,983	4,036	12,019	32,860	2,451	35,311
Net	$74,186	$1,958	$76,144	$244,758	$(27,854)	$216,904

International	$30,805	$(19,127)	$11,678	$37,616	$259	$37,875

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings	Revenue	Change in Deferred Revenue and Deferred Cost of Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Advanced metering infrastructure, net	$60,149	$3,586	$63,735	$239,921	$(72,218)	$167,703
New solutions, net	9,356	1,606	10,962	50,391	(11,158)	39,233
Net	$69,505	$5,192	$74,697	$290,312	$(83,376)	$206,936

International	$16,392	$(7,275)	$9,117	$42,257	$(11,355)	$30,902
	(a) Amounts presented net of foreign currency translation.

(4)	The following tables reconcile cost of revenue to cost of billings:

	Three Months Ended September 30, 2016
	Revenue	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Billings
	(unaudited, in thousands)
Cost of product	$29,249	$(9,404)	$(515)	$(79)	$—	$19,251
Cost of services
Managed services and SaaS	9,478	—	(719)	—	(15)	8,744
Professional services	7,217	—	(848)	—	—	6,369
Total cost of services	16,695	-	(1,567)	—	(15)	15,113
Total cost	$45,944	$(9,404)	$(2,082)	$(79)	$(15)	$34,364

	Nine Months Ended September 30, 2016
	Revenue	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Billings
	(unaudited, in thousands)
Cost of product	$86,668	$(17,728)	$(1,282)	$(443)	$—	$67,215
Cost of services
Managed services and SaaS	27,010	—	(1,689)	—	(46)	25,275
Professional services	21,298	—	(1,828)	—	—	19,470
Total cost of services	48,308	—	(3,517)	—	(46)	44,745
Total cost	$134,976	$(17,728)	$(4,799)	$(443)	$(46)	$111,960

	Three Months Ended September 30, 2015
	Revenue	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Billings
	(unaudited, in thousands)
Cost of product	$21,377	$6,712	$(252)	$(260)	$—	$27,577
Cost of services
Managed services and SaaS	8,086	—	(438)	—	(14)	7,634
Professional services	7,055	—	(507)	—	—	6,548
Total cost of services	15,141	—	(945)	—	(14)	14,182
Total cost	$36,518	$6,712	$(1,197)	$(260)	$(14)	$41,759

	Nine Months Ended September 30, 2015
	Revenue	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Billings
	(unaudited, in thousands)
Cost of product	$118,527	$(40,292)	$(1,039)	$(782)	$—	$76,414
Cost of services
Managed services and SaaS	24,071	—	(1,680)	—	(85)	22,306
Professional services	23,316	—	(2,410)	—	—	20,906
Total cost of services	47,387	—	(4,090)	—	(85)	43,212
Total cost	$165,914	$(40,292)	$(5,129)	$(782)	$(85)	$119,626
	(a) Amounts presented net of foreign currency translation.

(5)	The following tables reconcile gross profit to gross profit on billings, and gross margin to gross margin on billings:

	Three Months Ended September 30, 2016
	Gross Profit	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Gross Profit on Billings
	(unaudited, in thousands)
Product	$21,214	$8,836	$515	$79	$—	$30,644
Services
Managed services and SaaS	4,612	1,641	719	—	15	6,987
Professional services	2,416	885	848	—	—	4,149
Total services	7,028	2,526	1,567	—	15	11,136
Total gross profit	$28,242	$11,362	$2,082	$79	$15	$41,780
Gross margin	38.1%	13.9%	2.7%	0.1%	0.1%	54.9%

	Nine Months Ended September 30, 2016
	Gross Profit	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Gross Profit on Billings
	(unaudited, in thousands)
Product	$66,564	$6,239	$1,282	$443	$—	$74,528
Services
Managed services and SaaS	22,718	(6,189)	1,689	—	46	18,264
Professional services	20,500	(10,176)	1,828	—	—	12,152
Total services	43,218	(16,365)	3,517	—	46	30,416
Total gross profit	$109,782	$(10,126)	$4,799	$443	$46	$104,944
Gross margin	44.9%	1.1%	2.2%	0.2%	0.0%	48.4%

	Three Months Ended September 30, 2015
	Gross Profit	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Gross Profit on Billings
	(unaudited, in thousands)
Product	$28,716	$(4,927)	$252	$260	$—	$24,301
Services
Managed services and SaaS	3,137	1,397	438	—	14	4,986
Professional services	1,134	2,010	507	—	—	3,651
Total services	4,271	3,407	945	—	14	8,637
Total gross profit	$32,987	$(1,520)	$1,197	$260	$14	$32,938
Gross margin	47.5%	-5.3%	1.6%	0.3%	0.0%	44.1%

	Nine Months Ended September 30, 2015
	Gross Profit	Change in deferred revenue and deferred cost of revenue (a)	Stock-based compensation	Amortization of intangible assets	Acquisition-related charges	Gross Profit on Billings
	(unaudited, in thousands)
Product	$91,312	$(31,972)	$1,039	$782	$—	$61,161
Services
Managed services and SaaS	10,734	3,365	1,680	—	85	15,864
Professional services	22,352	(14,477)	2,410	—	—	10,285
Total services	33,086	(11,112)	4,090	—	85	26,149
Total gross profit	$124,398	$(43,084)	$5,129	$782	$85	$87,310
Gross margin	42.8%	-3.6%	2.5%	0.4%	0.0%	42.2%
	(a) Amounts presented net of foreign currency translation.

(6)	The following table reconciles net (loss) income to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited, in thousands)		(unaudited, in thousands)
Net (loss) income	$(15,249)	$(622)	$(7,642)	$18,108
Change in deferred revenue, net of foreign currency translation	1,958	5,192	(27,854)	(83,376)
Change in deferred cost of revenue, net of foreign currency translation	9,404	(6,712)	17,728	40,292
Other (expense) income, net	(113)	99	(887)	(263)
Provision (benefit) for income taxes	1,143	129	2,136	(637)
Depreciation and amortization	2,096	1,990	6,332	5,892
Stock-based compensation	7,898	5,853	21,839	21,537
Acquisition-related charges	508	559	1,534	2,045
Impairment of intangible assets	2,204	—	2,204	—
Restructuring	—	339	39	1,611
Adjusted EBITDA	$9,849	$6,827	$15,429	$5,209

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

•	our non-GAAP metrics do not reflect the impact of issuing stock-based compensation to our management team and employees;
•	our non-GAAP metrics do not reflect the impact of the amortization of intangibles assets acquired in connection with acquisitions and acquisitions-related charges;
•	our non-GAAP metrics do not reflect the impact of the impairment of intangibles assets acquired in connection with acquisitions;
•	our non-GAAP metrics do not reflect income tax (benefit) expense in connection with acquisitions or legal settlement costs;
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

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. For the three and nine months ended September 30, 2016, product revenue represented 68% and 63% of our total revenue, respectively, and services revenue represented 32% and 37% of our total revenue. For the three and nine months ended September 30, 2016, we shipped approximately 569,000 and 2,014,000 endpoints, respectively. We have shipped over 24.9 million cumulative endpoints from inception to September 30, 2016.

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

Our services revenue includes fees for managed services and SaaS, and professional services. For the three and nine months ended September 30, 2016, revenue from managed services and SaaS represented 19% and 20% of our total revenue, respectively, and revenue from professional services represented 13% and 17% of our total revenue, respectively.

For the three and nine months ended September 30, 2016, our advanced metering solutions represented 89% and 87% of our total revenue, respectively, and our new solutions represented 11% and 13% of our total revenue, respectively. Advanced metering solutions revenue includes hardware and software products along with services primarily related to deployment of the network canopy through our access points and the shipment of our communications modules which are integrated into third-party meters for deployment to homes and businesses supported by our customer base. New solutions revenue includes revenues derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink Data Platform.

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments. In the three months ended September 30, 2016, the deployments for AusNet Electricity Services, Pty. Ltd. or AusNet, Commonwealth Edison Company, or ComEd, and CPS Energy, or CPS, represented 36%, 30%, and 10% of our total revenue, respectively. In the nine months ended September 30, 2016, the deployments for CPS, ComEd, and AusNet, represented 34%, 28%, and 11% of our revenue, respectively.

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

Billings

For the three and nine months ended September 30, 2016, product billings represented 66% and 65% of our total billings, respectively, and services billings represented 34% and 35% of our total billings, respectively. Our services billings include revenue from managed services and SaaS, and professional services. For the three and nine months ended September 30, 2016, billings from managed services and SaaS represented 20% and 20% of our total billings, respectively, and professional services represented 14% and 15% of our total billings, respectively.

For the three and nine months ended September 30, 2016, billings from our advanced metering solutions represented 84% and 84% of our total billings, respectively, and new solutions represented 16% and 16% of our total billings, respectively. For a description of billings, see Key Non-GAAP and Other Financial Metrics above.

To date, a substantial portion of our billings are attributable to a limited number of customer deployments. In the three months ended September 30, 2016, the billings from ComEd, Consolidated Edison Company of New York, Inc. or ConEd, and Florida Power & Light, or FPL, represented 30%, 20%, and 10% of total billings, respectively. In the nine months ended September 30, 2016, the billings from ComEd, FPL, and CPS represented 32%, 11%, and 10% of total billings, respectively.

Recurring Revenue per Endpoint

Recurring revenue is our revenue from our managed services and SaaS offering, as well as customer support and other services offerings. Recurring revenue is primarily recurring in nature and includes managed services, hosting and software maintenance, and support fees, as well as one-time managed services and SaaS setup fees. We do have other sources of revenue that are recurring in nature in both our product and services solutions but we believe revenue from our managed services and SaaS offerings, as well as customer support and other services revenue, best represents our overall recurring revenue. Recurring revenue per endpoint represents TTM recurring revenue from our managed services and SaaS offering divided by cumulative home and business endpoints shipped from inception to date. Recurring revenue per endpoint as of September 30, 2016 was $3.48. Changes in recurring revenue are primarily driven by the timing of customer acceptances and recognition of revenue subject to contingency provisions.

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

Recurring billings per endpoint enables us to measure the amount of incremental revenue we derive from our growing footprint of networked homes and business as a result of sales of our additional solutions and services. Recurring billings per endpoint as of September 30, 2016 was $2.31. For a description of recurring billings and recurring billings per endpoint, see Key Non-GAAP and Other Financial Metrics above. We intend to continue to broaden the scope of our available solutions and services, which should have the effect of increasing the amount of recurring billings per endpoint over time.

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

Cost of Billings, Gross Profit on Billings, and Gross Margin on Billings

Cost of billings represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation and amortization of acquired intangibles and acquisition-related charges as described in Key Non-GAAP and Other Financial Metrics above.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as legal settlement expenses, amortization of acquired intangibles, and restructuring charges. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount increased from 652 as of December 31, 2015 to 709 as of September 30, 2016.

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

Impairment of intangible assets

During the three and nine months ended September 30, 2016, we recorded an impairment charge of $2.2 million related to intangible assets in our consolidated statements of operations. See Part I, Item 1. Financial Statements, Note 7, Goodwill and Intangible Assets, of Notes to Consolidated Financial Statements for more information.

Restructuring

During September 2014, we initiated a restructuring plan to refocus our strategy, optimize our structure, and improve operational efficiencies. This restructuring plan included a worldwide workforce reduction.

Results of Operations and Key Non-GAAP Financial Metrics

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Consolidated Statements of Operations Data:
Revenue, net	$74,186	$69,505	$4,681	7%	$244,758	$290,312	$(45,554)	(16)%
Cost of revenue	45,944	36,518	9,426	26%	134,976	165,914	(30,938)	(19)%
Gross profit	28,242	32,987	(4,745)	(14)%	109,782	124,398	(14,616)	(12)%
Operating expenses:
Research and development	18,165	15,837	2,328	15%	51,583	47,581	4,002	8%
Sales and marketing	10,425	7,900	2,525	32%	28,597	26,109	2,488	10%
General and administrative	11,667	9,305	2,362	25%	33,752	31,889	1,863	6%
Impairment of intangible assets	2,204	—	2,204	100%	2,204	—	2,204	100%
Restructuring	—	339	(339)	(100)%	39	1,611	(1,572)	(98)%
Total operating expenses	42,461	33,381	9,080	27%	116,175	107,190	8,985	8%
Operating (loss) income	(14,219)	(394)	(13,825)	3509%	(6,393)	17,208	(23,601)	(137)%
Other income (expense), net	113	(99)	212	(214)%	887	263	624	237%
(Loss) income before income taxes	(14,106)	(493)	(13,613)	2761%	(5,506)	17,471	(22,977)	(132)%
Provision (benefit) for income taxes	1,143	129	1,014	786%	2,136	(637)	2,773	(435)%
Net (loss) income	$(15,249)	$(622)	$(14,627)	2352%	$(7,642)	$18,108	$(25,750)	(142)%

Revenue, net

The following table sets forth our revenue for the periods shown:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Product revenue, net	$50,463	$50,093	$370	1%	$153,232	$209,839	$(56,607)	(27)%
Percent of net revenue	68.0%	72.1%			62.6%	72.3%
Services revenue, net
Managed services and SaaS	14,090	11,223	2,867	26%	49,728	34,805	14,923	43%
Professional services	9,633	8,189	1,444	18%	41,798	45,668	(3,870)	(8)%
Total services revenue, net	23,723	19,412	4,311	22%	91,526	80,473	11,053	14%
Percent of net revenue	32.0%	27.9%			37.4%	27.7%
Revenue, net	$74,186	$69,505	$4,681	7%	$244,758	$290,312	$(45,554)	(16)%

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

Total revenue recognized was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions. Of our total revenue, revenue from our advanced metering solutions and new solutions represented 89% and 11%, respectively, for the three months ended September 30, 2016, and 87% and 13%, respectively, for the three months ended September 30, 2015. The increase in revenue for the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to the receipt of customer initial acceptances.

Of our total revenue, revenue from our advanced metering solutions and new solutions represented 87% and 13%, respectively, for the nine months ended September 30, 2016 and 83% and 17%, respectively, for the nine months ended September 30, 2015. The decrease in revenue for the nine months ended September 30, 2016 as compared to the same period in 2015 was due primarily to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria as mentioned above.

For the three months ended September 30, 2016, the deployments for AusNet, ComEd, and CPS, represented 36%, 30%, and 10% of our total revenue, respectively. For three months ended September 30, 2015, the deployments for ComEd, and CHED Services or CHED, represented 45% and 16% of our total revenue, respectively. For the nine months ended September 30, 2016, the deployments for CPS, ComEd, and AusNet represented 34%, 28%, and 11% of our total revenue, respectively. For the nine months ended September 30, 2015, the deployments for ComEd, Virginia Electric and Power Company, or Dominion, FPL, and CHED represented 44%, 11%, 11%, and 10% of our total revenue, respectively.

Product Revenue

The product revenue for the three months ended September 30, 2016, as compared to the same period in 2015, was relatively flat.

The decrease in product revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria, partially offset by receipt of customer initial acceptances.

Services Revenue

The increase in services revenue for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the receipt of customer initial acceptances.

The increase in services revenue for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to the receipt of customer initial acceptances, partially offset by a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015, as a result of a change in assessment of the impact of customer-specific acceptance criteria.

Our revenue from product, managed services and SaaS, and professional services represented 68%, 19%, and 13%, respectively, of our total revenue for the three months ended September 30, 2016, and 72%, 16% and 12%, respectively, of our total revenue for the three months ended September 30, 2015.

Our revenue from product, managed services and SaaS, and professional services represented 63%, 20%, and 17%, respectively, of our total revenue for the nine months ended September 30, 2016, and 72%, 12% and 16%, respectively, of our total revenue for the nine months ended September 30, 2015.

We anticipate that revenue in 2016 may fluctuate from period to period throughout 2016 primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Recurring Revenue per Endpoint

Recurring revenue per endpoint as of September 30, 2016 and 2015 was $3.48 and $2.03, respectively. The increase is due to higher recurring revenue as a result of receipt of customer initial acceptances in the last twelve months.

Billings

The following table sets forth our billings for the periods shown:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Product billings	$49,895	$51,878	$(1,983)	(4)%	$141,743	$137,575	$4,168	3%
Services billings
Managed services and SaaS	15,731	12,620	3,111	25%	43,539	38,170	5,369	14%
Professional services	10,518	10,199	319	3%	31,622	31,191	431	1%
Total services billings	26,249	22,819	3,430	15%	75,161	69,361	5,800	8%
Total billings	$76,144	$74,697	$1,447	2%	$216,904	$206,936	$9,968	5%

Advanced metering infrastructure billings	$64,125	$63,735	$390	1%	$181,593	$167,703	$13,890	8%
New solutions billings	12,019	10,962	1,057	10%	35,311	39,233	(3,922)	(10)%
Total billings	$76,144	$74,697	$1,447	2%	$216,904	$206,936	$9,968	5%

International billings	$11,678	$9,117	$2,561	28%	$37,875	$30,902	$6,973	23%

For the three months ended September 30, 2016, billings from product and services represented 66% and 34% of our total billings, respectively, and for the three months ended September 30, 2015, billings from product and services represented 69% and 31% of our total billings, respectively. We delivered approximately 569,000 endpoints during the three months ended September 30, 2016, as compared to approximately 815,000 endpoints during the same period in 2015. The decrease in product billings was driven by fewer endpoints delivered, which was partially offset by an increase in software billings. The increase in services billings was primarily due to an increase in managed services and SaaS billings, driven by an expanded footprint of cumulative endpoints delivered and set up fees for new projects. Billings from international customers represented 15% and 12% of total billings in the three months ended September 30, 2016 and 2015, respectively.

Of our total billings, billings from our advanced metering solutions and new solutions represented 84% and 16%, respectively, for the three months ended September 30, 2016, and 85% and 15%, respectively, for the three months ended September 30, 2015.

Of our total billings, billings from product, managed services and SaaS, and professional services represented 66%, 20%, and 14%, respectively, for the three months ended September 30, 2016, and 69%, 17% and 14%, respectively, for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, billings from product and services represented 65% and 35%, of our total billings, respectively, and for the nine months ended September 30, 2015, billings from product and services represented 66% and 34%, of our total billings, respectively. The amount of endpoints delivered during the nine months ended September 30, 2016, as compared to the same period in 2015, was relatively flat. The increase in product billings was primarily driven by an increase in software billings. The increase in services billings was primarily due to an increase in managed services and SaaS billings, driven by an expanded footprint of cumulative endpoints delivered and set up fees for new projects. Billings from international customers represented 17% and 15% of total billings in the nine months ended September 30, 2016 and 2015, respectively.

Of our total billings, billings from our advanced metering solutions and new solutions represented 84% and 16%, respectively, for the nine months ended September 30, 2016, and 81% and 19%, respectively, for the nine months ended September 30, 2015.

Of our total billings, billings from product, managed services and SaaS, and professional services represented 65%, 20%, and 15%, respectively, for the nine months ended September 30, 2016, and 66%, 19% and 15%, respectively, for the nine months ended September 30, 2015.

To date, a substantial portion of our billings are attributable to a limited number of customer deployments. In the three months ended September 30, 2016, the billings for ComEd, ConEd, and FPL represented 30%, 20%, and 10% of our total billings, respectively. In the three months ended September 30, 2015, the billings for ComEd and CPS represented 42% and 11% of total billings, respectively. In the nine months ended September 30, 2016, the billings for ComEd, FPL, and CPS represented 32%, 11%, and 10% of our total billings, respectively. In the nine months ended September 30, 2015, the billings for ComEd, CPS, and FPL represented 35%, 11%, and 10% of our total billings, respectively.

Recurring Billings per Endpoint

Recurring billings per endpoint as of September 30, 2016 and 2015 was $2.31 and $2.23, respectively.

We anticipate that billings will fluctuate from period to period throughout 2016.

Cost of Revenue, Gross Profit, and Gross Margin

The following table sets forth our cost of revenue, gross profit and gross margin for the periods shown:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Cost of product revenue	$29,249	$21,377	$7,872	37%	$86,668	$118,527	$(31,859)	(27)%
Cost of services revenue
Managed services and SaaS	9,478	8,086	1,392	17%	27,010	24,071	2,939	12%
Professional services	7,217	7,055	162	2%	21,298	23,316	(2,018)	(9)%
Total cost of services revenue	16,695	15,141	1,554	10%	48,308	47,387	921	2%
Total cost of revenue	$45,944	$36,518	$9,426	26%	$134,976	$165,914	$(30,938)	(19)%

Product gross profit	$21,214	$28,716	$(7,502)	(26)%	$66,564	$91,312	$(24,748)	(27)%
Product gross margin	42.0%	57.3%			43.4%	43.5%
Services gross profit
Managed services and SaaS	4,612	3,137	1,475	47%	22,718	10,734	11,984	112%
Professional services	2,416	1,134	1,282	113%	20,500	22,352	(1,852)	(8)%
Total services gross profit	7,028	4,271	2,757	65%	43,218	33,086	10,132	31%
Services gross margin	29.6%	22.0%			47.2%	41.1%
Total gross profit	$28,242	$32,987	$(4,745)	(14)%	$109,782	$124,398	$(14,616)	(12)%
Total gross margin	38.1%	47.5%			44.9%	42.8%

Product Cost of Revenue. The increase in product cost of revenue for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to product and customer mix, and the receipt of customer initial acceptances, partially offset by lower warranty expenses.

The decrease in product cost of revenue for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to an one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria, product and customer mix, and lower warranty expenses during the nine-month period in 2016, partially offset by an increase in the receipt of customer initial acceptances in 2016.

Services Cost of Revenue. The increase in services cost of revenue for three months ended September 30, 2016, as compared to the same periods in 2015, was primarily due to an increase in managed services and SaaS cost of revenue, driven by higher employee compensation due to an increase in headcount.

The services cost of revenue was relatively flat for the nine months ended September 30, 2016, as compared to the same period in 2015, which was primarily due to an increase in the cost of managed services and SaaS revenue, offset by a decrease in the cost of professional services revenue. The overall service cost of revenue increased primarily due to higher employee compensation and facilities and infrastructure cost, driven by an increase in headcount, partially offset by a decrease in installation cost.

Product Gross Profit and Product Gross Margin.  Product gross profit decreased during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to product and customer mix, and the timing of receipt of customer initial acceptances. Product gross profit decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to a one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria as mentioned above, and product and customer mix, partially offset by lower warranty expense.
Product gross margin decreased during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to the receipt of customer initial acceptances, and product and customer mix, partially offset by lower warranty expenses. The product gross margin was relatively flat for the nine months ended September 30, 2016, as compared to the same period in 2015.

Services Gross Profit and Services Gross Margin. Services gross profit increased during the three and nine months ended September 30, 2016 as compared to the same periods in 2015, primarily due to receipt of customer initial acceptances.

Services gross margin increased during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to the receipt of customer initial acceptances. The service gross margin for the nine months ended September 30, 2015 includes a one-time cumulative catch up adjustment which was recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria. The overall increase in services gross margin during the nine months ended September 30, 2016, as compared to the same period in 2015, was partially offset by an one-time cumulative catch up adjustment recorded during the three months ended March 31, 2015.

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

Cost of Billings, Gross Profit on Billings, and Gross Margin on Billings

The following table sets forth our cost of billings, gross profit on billings and gross margin on billings for the periods shown:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Cost of product billings	$19,251	$27,577	$(8,326)	(30)%	$67,215	$76,414	$(9,199)	(12)%
Cost of services billings
Managed services and SaaS	8,744	7,634	1,110	15%	25,275	22,306	2,969	13%
Professional services	6,369	6,548	(179)	(3)%	19,470	20,906	(1,436)	(7)%
Total cost of services billings	15,113	14,182	931	7%	44,745	43,212	1,533	4%
Total cost of billings	$34,364	$41,759	$(7,395)	(18)%	$111,960	$119,626	$(7,666)	(6)%

Gross profit on product billings	$30,644	$24,301	$6,343	26%	$74,528	$61,161	$13,367	22%
Product gross margin on billings	61.4%	46.8%			52.6%	44.5%
Gross profit on services billings
Managed services and SaaS	6,987	4,986	2,001	40%	18,264	15,864	2,400	15%
Professional services	4,149	3,651	498	14%	12,152	10,285	1,867	18%
Total gross profit on services billings	11,136	8,637	2,499	29%	30,416	26,149	4,267	16%
Service gross margin on billings	42.4%	37.9%			40.5%	37.7%
Total gross profit on billings	$41,780	$32,938	$8,842	27%	$104,944	$87,310	$17,634	20%
Total gross margin on billings	54.9%	44.1%			48.4%	42.2%

The overall cost of billings decreased during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to a decrease in cost of product billings. Cost of product billings decreased due to cost savings from manufacturing efficiencies, fewer endpoints delivered, and an improved product mix.

The total gross profit on billings increased during the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to an increase in both product and services gross profit on billings. Gross profit on product billings increased due to cost savings from manufacturing efficiencies, higher volume, and favorable product mix. Gross profit on services billings increased due to increases in services billings, and lower third party costs.

For the three and nine months ended September 30, 2016, the gross margin on billings increased as compared to the same periods in 2015, primarily due to changes in product and customer mix, costs savings from manufacturing efficiencies, and lower third party costs.

We expect gross margin on billings to fluctuate from period to period throughout 2016.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Research and development	$18,165	$15,837	$2,328	15%	$51,583	$47,581	$4,002	8%
Sales and marketing	10,425	7,900	2,525	32%	28,597	26,109	2,488	10%
General and administrative	11,667	9,305	2,362	25%	33,752	31,889	1,863	6%
Impairment of intangible assets	2,204	—	2,204	100%	2,204	—	2,204	100%
Restructuring	—	339	(339)	(100)%	39	1,611	(1,572)	(98)%
Operating expenses	$42,461	$33,381	$9,080	27%	$116,175	$107,190	$8,985	8%

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

Research and Development. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities. The increase in research and development expenses for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily driven by increases of $2.2 million in employee compensation due to an increase in headcount and $0.7 million in outside services and facilities and infrastructure cost. These increases were partially offset by a decrease of $0.9 million in non-recurring engineering expenses.

The increase in research and development expenses for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily driven by increases of $1.7 million in employee compensation due to an increase in headcount, $1.1 million in facilities and infrastructure cost, and $0.5 million in software maintenance cost.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products.

Sales and Marketing. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities. Sales and marketing expenses for the three months ended September 30, 2016, as compared to the same period in 2015, increased primarily due to increases of $1.5 million in commission expenses and $0.2 million in outside services expenses.

Sales and marketing expenses for the nine months ended September 30, 2016, as compared to the same period in 2015, increased primarily due to increases of $2.0 million in commission expenses and $1.0 million in outside services, marketing, and facilities and infrastructure costs. These increases were partially offset by a decrease of $1.0 million in employee compensation due to lower stock-based compensation.

General and Administrative. The increase in general and administrative expenses for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily driven by increases of $1.0 million in employee compensation due to an increase in headcount, $0.3 million in software maintenance cost, $1.0 million in outside service expenses, and $0.3 million in facilities and infrastructure cost.

The increase in general and administrative expenses for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily driven by increases of $2.1 million in employee compensation due to an increase in headcount, $0.4 million in software maintenance cost, and $0.8 million in facilities and infrastructure cost. These increases were partially offset by decreases of $0.5 million in professional services expense and $0.7 million in other general and administration expenses.

Impairment of Intangible Assets. During the three and nine months ended September 30, 2016, we recorded an impairment charge of $2.2 million related to intangible assets in our consolidated statements of operations. See Part I, Item 1. Financial Statements, Note 7, Goodwill and Intangible Assets, of Notes to Consolidated Financial Statements for more information.

Restructuring. The restructuring expense during the three months ended September 30, 2015 was related to severance costs and professional fees incurred in connection with our restructuring plan initiated in September 2014. We completed our restructuring plan during the first quarter of 2016, and incurred no restructuring costs during the three months ended September 30, 2016.

Other Income, Net

Other income, net, consists primarily of interest income on cash balances, foreign currency-related gains and losses, and interest expense on capital leases. We have historically invested our cash in money market accounts and fixed income securities.

Other income, net, increased for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, is due to foreign currency-related gain.

Provision (Benefit) for Income Taxes

For the three months ended September 30, 2016 and 2015, we recorded a provision for income taxes of $1.1 million and $0.1 million, respectively. Our provision for income taxes for the three months ended September 30, 2016 reflects an effective tax rate of (8.1%). The decrease in effective tax rate, from the three months ended June 30, 2016, is primarily due to the recorded pretax book loss for the period. Our provision for income taxes for the three months ended September 30, 2016 consists primarily of state and foreign taxes, and the write off of $0.5 million deferred tax charge associated with the impairment of intangible assets during the quarter. Our provision for income taxes for the three months ended September 30, 2015, reflects an effective tax rate of (26.2%). The effective tax rate for the three months ended September 30, 2015, reflects our recognition of a discrete tax benefit of approximately $0.1 million due to a release of our valuation allowance attributable to the Detectent acquisition in the period and foreign return to provision adjustments. In connection with the acquisition of Detectent, we recorded deferred tax liabilities of $0.1 million, which were netted against our existing deferred tax assets. As a result, we released valuation allowance of $0.1 million in the third quarter of 2015.

For the nine months ended September 30, 2016 and 2015, we recorded a provision for income taxes of $2.1 million and a benefit for income taxes of $0.6 million, respectively. Our provision for income taxes for the nine months ended September 30, 2016 reflects an effective tax rate of (38.8%). The decrease in effective tax rate, from the three months ended June 30, 2016, is primarily due to the recorded pretax book loss for the nine months ended September 30, 2016. Our provision for income taxes for the nine months ended September 30, 2016 consists primarily of state and foreign taxes, and the write off of $0.5 million deferred tax charge associated with the impairment of intangible assets during the three months ended September 30, 2016. Our benefit for income taxes for the nine months ended September 30, 2015 reflects an effective tax rate of (3.6%). The effective tax rate for the nine months ended September 30, 2015, reflects our recognition of discrete tax benefit of approximately $1.1 million due to release of our valuation allowance attributable to the Detectent acquisition in the period.

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

Liquidity and Capital Resources

As of September 30, 2016, we had $48.0 million in cash and cash equivalents and $65.3 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations through the next 12 months.

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

On December 18, 2015, we entered into a senior secured credit facilities credit agreement. See Part I, Item 1. Financial Statements, Note 12, Commitments and Contingencies, of Notes to Consolidated Financial Statements for more information on the Credit Facility.

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

Capital Expenditures

Our capital expenditures were $23.4 million and $3.5 million in the nine months ended September 30, 2016 and 2015, respectively. The increased expenditures were primarily related to investment in our new headquarters in San Jose, and to support increased network operations, hosting data centers, and corporate infrastructure. In 2016, we expect to have increased capital expenditures as we continue to invest in our new headquarters in San Jose, California and other facilities. We will continue to use a portion of our cash for capital expenditures in the development of new products and services and expansion of our infrastructure, including servers and equipment related to managed services, SaaS, and other information systems required to support increased demand for our offerings and the related infrastructure.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2016	2015	2016 vs. 2015
	(unaudited, in thousands)		$ Change	% Change
Net cash provided by operating activities	$12,677	$13,430	$(753)	(6)%
Net cash used in investing activities	(29,537)	(8,801)	(20,736)	236%
Net cash used in financing activities	$(216)	$(1,307)	$1,091	(83)%

Cash Flows from Operating Activities

Cash provided by operating activities was relatively flat for the nine months ended September 30, 2016, as compared to the same period in 2015, primarily driven by lower net income, and offset by an increase in cash provided by working capital.

Cash Flows from Investing Activities

Cash used in investing activities decreased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to increase in net cash provided by sales of investments, which were used to fund our capital expenditures driven by our investment in our new San Jose headquarters. In addition, we spent $7.1 million in the acquisition of Detectent in 2015.

Cash Flows from Financing Activities

Cash used in financing activities increased during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to a $0.7 million decrease from payments on capital leases.

Concentration of Credit Risk

We typically extend credit to our customers and third-party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of September 30, 2016, ComEd and ConEd accounted for 33% and 32%, respectively, of our accounts receivable. As of September 30, 2015, ComEd and CPS accounted for 42%, and 10%, respectively, of our accounts receivable.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third-parties as required for certain transactions initiated either by us or our subsidiaries. As of September 30, 2016, our financial guarantees that were not recorded on our balance sheet consisted of $13.9 million of standby letters of credit.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of September 30, 2016 (in thousands)

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations(1)	$73,596	$1,619	$15,608	$14,830	$41,539
Purchase commitments(2)	13,089	13,089	—	—	—
Total	$86,685	$14,708	$15,608	$14,830	$41,539

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.

(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude agreements that are cancelable without penalty.

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

During the nine months ended September 30, 2016, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of September 30, 2016, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, or BPS, and 100 BPS.

(in thousands)	-100 BPS	-50 BPS	Fair Value September 30, 2016	+50 BPS	+100 BPS
Total fixed income securities	$69,622	$69,249	$68,740	$68,231	$67,722

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our Credit Facility. The interest bearing Credit Facility is denominated in U.S. dollars. The revolving loans and any swingline loans made pursuant to our Credit Facility bear interest at a rate per annum equal to (i) the higher of (a) the prime rate in effect on such day, and (b) the federal funds effective rate plus 0.5%, but in any case at a minimum rate of 0.0% per annum, plus (ii) 0.75%. As of September 30, 2016, we had not drawn on this Credit Facility.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars, Euro and Brazilian real. Consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Euro and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange risk has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency exchange risk should become more significant. There were no significant foreign exchange gains or losses in the three and nine months ended September 30, 2016, respectively.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective, due to the material weaknesses as a result of insufficient processes and qualified personnel as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses in internal control over financial reporting identified were as follows:

•

In the course of preparing the condensed consolidated financial statements for the quarter ended June 30, 2016, we identified and corrected an error in the statements of cash flows for the quarter ended March 31, 2016. The error related to the classification in the statements of cash flows whereby cash provided from operating activities was understated, and cash provided by investing activities was overstated, by $2.3 million. The error was corrected in the statement of cash flows for the six months ended June 30, 2016. More specifically, our controls over the review of underlying schedules supporting the preparation of our cash flow statement did not operate at a level of precision to identify errors.

As a result, a material weakness exists in our internal control over financial reporting due to inadequate design and operation of review controls that are intended to ensure the accuracy of the calculations and related disclosures in our consolidated statement of cash flows prepared in accordance with U.S. GAAP.

•

In the course of preparing the condensed consolidated financial statements for the quarter ended September 30, 2016, we determined that the design and operation of controls over our revenue process was inadequate, resulting in adjustments during our 2016 third quarter close. More specifically, our controls over the review of underlying manually prepared schedules supporting the determination of revenue were not extensive enough and effective to identify errors. The errors were identified prior to the preparation of our condensed consolidated financial statements for three months ended September 30, 2016, included in this Form 10-Q. As a result, a material weakness exists in our internal control over financial reporting related to revenue recognition.

We have performed additional analyses and procedures to enable management to conclude that, despite the existence of the material weaknesses discussed above, we believe the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

We are in the process of remediating these material weaknesses in our internal control over financial reporting, including implementing a number of measures designed to address the underlying causes of these material weaknesses. Remediation efforts currently in process or expected to be implemented include the following:

•

Additional procedures to enhance the precision and accuracy of the controls over the review of our statement of cash flows, including underlying schedules supporting the preparation of our cash flow statement;

•	Additional procedures to enhance the precision and accuracy of the controls over the review of our revenue recognition process, including underlying schedules supporting the determination of revenue;
•	Implementing a revenue automation system;
•	Hiring additional personnel; and
•	Enhancing our review procedures by implementing review checklists for important reconciliations in our financial statement close process.

We believe the foregoing efforts will effectively remediate the material weaknesses. We have developed a timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Audit Committee, we will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. We believe that these additional procedures and personnel will enable us to broaden the scope and quality of our controls relating to the oversight and review of our financial statements. However, these material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules. The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award.  Upon completion of the appeal process, both the surety bond and standby letter of credit will be released. In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment. The appellate hearing took place in November 2015, and in February 2016 the appellate court issued a ruling reversing the District Court’s prior decision and judgment against us, and holding that no reasonable jury could find we infringed the EON patents.  In April 2016, EON filed a petition for a rehearing en banc, which the appellate court denied in May 2016.  In June 2016, the appellate court notified the District Court that the prior judgment in favor of EON was vacated and that judgment was in our favor, and the District Court released our appellate bond obligation.  In July 2016 the District Court awarded us $0.6 million in costs, which EON appealed in August 2016. EON also filed a petition for certiorari to the Supreme Court in October 2016, seeking review of the appellate court’s reversal of the District Court’s original judgment against us. We intend to continue vigorously pursuing this motion and collection of the cost award, and defending the action as necessary.

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

ComEd.  The suit against ComEd was filed in the Northern District of Illinois in November 2015, and also named Exelon Corp., or Exelon, as a defendant. In January 2016, we filed a motion to dismiss the ComEd complaint and to remove Exelon as a defendant. In February 2016, the court granted our motion to dismiss the complaint, and dismissed Exelon from the case with prejudice. In March 2016, Atlas IP filed an amended complaint against ComEd, which the court dismissed in May 2016, finding the complaint to be legally insufficient. The court awarded us reasonable attorneys’ fees and costs in July 2016. Atlas IP filed a notice of appeal in June 2016, seeking to appeal the dismissal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The parties have filed briefs with the court, and a hearing date has not yet been set.

PG&E.  The suit against PG&E was filed in the Northern District of California in November 2015. We filed a motion to dismiss the PG&E complaint, which the court granted in March 2016.  Atlas IP filed an amended complaint against PG&E, which the court dismissed in June 2016, determining that Atlas IP is collaterally estopped from re-litigating the sufficiency of its complaint as the sufficiency of Atlas IP’s complaint was already decided against Atlas IP by the court in the ComEd suit.

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

Acoustic Technology Patent Litigation.  In July 2016, Acoustic Technology, Inc., a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Marshall Division against us. The lawsuit alleges infringement of United States Patent Nos. 5,986,574, and 6,509,841 by certain meters and networking technology and services that we provide. The patents will expire in late 2017 and early 2018. We filed a motion to dismiss, as well as a motion to transfer the matter to the Northern District of California, in September 2016. We believe that we have meritorious defenses to Acoustic’s allegations and intend to vigorously defend ourselves.

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

Prior to our year ended December 31, 2015, we incurred significant losses in each annual year to date.  We have an accumulated deficit of $634.1 million as of September 30, 2016. We experienced net loss of ($89.2) million and ($66.8) million for the years ended December 31, 2014 and 2013, respectively, and we achieved profitability for the first time with net income of $80.0 million for the year ended December 31, 2015. Our ability to be profitable for 2016 and beyond will depend on our ability to continue to increase our revenues, and maintain proportional expense levels. We may not achieve profitability again in 2016 or future periods and may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will be able to sustain profitability on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, billings and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Our revenue and billings have fluctuated in recent periods, and have in the past decreased on a quarterly basis and on an annual basis. There can be no assurances that our revenue and billings will increase, or will not continue to decrease on a quarterly or annual basis. We expect revenue, billings, gross margin on billings, and adjusted EBITDA to fluctuate from period to period throughout 2016 and beyond. We also expect operating losses in certain future periods. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of September 30, 2016 and December 31, 2015, we had $373.9 million and $401.8 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

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

The markets for our products and services, smart grid, smart city and broader IoT technology in general, are still developing, and it is uncertain whether our products and services will achieve and sustain high levels of demand and market acceptance. Our near-

term and long-term success will depend to a substantial extent on the willingness and ability of utilities to implement smart grid technology. Many utilities lack the financial resources and/or technical expertise required to evaluate, deploy and operate smart grid technology. Utilities’ activities are governed by regulatory agencies, including public utility commissions, which may not create a regulatory environment that is conducive to the implementation of smart grid technologies in a particular jurisdiction. Furthermore, some utilities may be reluctant or unwilling to adopt smart grid technology because they do not perceive the benefits or are unable to develop a business case to justify the up-front and ongoing expenditures. If utilities do not implement smart grid technology or do so in fewer numbers or more slowly than we expect, our business and operating results would be adversely affected. For example, in the past, the rate of smart grid adoption slowed due to uncertainty surrounding the timing and tax treatment of U.S. government stimulus funding, negative publicity and consumer opposition, and regulatory investigations. These uncertainties caused many potential customers that had been considering smart grid programs in the United States to further evaluate their smart grid initiatives and delay their procurement processes or extend their deployment schedules. Smart grid adoption in international markets has trailed adoption in the United States as international markets continue to explore the technology and define the benefits and regulatory requirements for the smart grid.

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

Our products are complex and may contain defects or experience failures due to any number of issues in design, materials, deployment and/or use. If any of our products contain a defect, compatibility or interoperability issue or other error, we may have to devote significant time and resources to find and correct the issue. Such efforts could divert the attention of our management team and other relevant personnel from other important tasks. A product defect, product recall or a significant number of product returns could be expensive, damage our reputation and relationships with our customers and third-party vendors, result in property damage or physical injury or death, result in the loss of business to competitors, and result in litigation against us. Costs associated with field replacement labor, hardware replacement, re-integration with third-party products, handling charges, correcting defects, errors and bugs, or other issues could be significant and could materially harm our financial results. We have in the past experienced product defects due to faulty components supplied by third-parties, and recorded significant costs associated with warranty claims, write-offs of returned products and customer repair programs implemented as a result.

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

If Gen5, Starfish, or other new technologies do not achieve adequate acceptance and adoption in the market, we may not realize our investments in their research and development, our competitive position will be impaired, and our results of operations could be adversely affected.

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

Most of our current billings and revenue are derived from our networking platform and advanced metering solution, but our growth and future success will depend, in part, on our ability to continue to design and manufacture new competitive products that achieve market acceptance and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. Any new technology or product that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, and may not achieve the broad market acceptance necessary to generate significant revenues. For example, in January 2015 we announced Gen5, our next generation networking platform and solutions, and in December 2015 we announced Starfish, a wireless network service for the IoT. In previous years, we introduced our street light and SilverLink Data Platform solutions. These new products and solutions may not be adopted by prospective or existing customers to the extent we anticipate, or at all. In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. The markets for smart grid, smart city, and broader IoT technology products are still in their early stages, and we cannot assure you that we will be successful in developing or selling new products in these markets. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful. If we are unable to develop new products or enhance or sustain the quality of our existing products, successfully develop and deploy new technology and products or integrate these new technologies into devices manufactured by our third-party devices, our business and operating results could be harmed.

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

Our future success will depend significantly on our ability to manufacture our products timely and cost-effectively, in sufficient volumes, and in accordance with quality standards. Currently, our primary manufacturing relationships are with Celestica, Inc. and Flextronics International Ltd. These vendors provide or will provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our customers and third-party vendors.

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

Competition in our market is intense and involves quickly changing technologies, evolving industry standards, frequent new product introductions, rapid consolidation, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new solutions, applications and services in a timely and efficient manner. Our competitors range from small companies to very large and established companies. These competitors offer a variety of products and services related to the smart grid and smart city and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications vendors, street light providers, and other service providers. We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Elster Group GmbH (which was acquired by Honeywell International Inc.), Itron Inc., Landis+Gyr AG (which was acquired by Toshiba Corporation), Sensus Metering Systems Inc. (which was acquired by Xylem, Inc.), Aclara Incorporated, and Trilliant Holdings, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as Cisco Systems, Inc., General Electric Company, S&C Electric Company and Schweitzer Engineering Laboratories, Inc. We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including C3 IoT Inc., Grid Net Inc., Opower Inc. (which was acquired by Oracle Corporation), and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Echelon Corporation, Harvard Engineering PLC, Telensa Limited, Sensity Systems Inc. (which was acquired by Verizon Wireless), and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others. We expect to face additional competitors as we expand into the broader IoT from companies such as SIGFOX and Ingenu, as well as Semtech Corporation, which is working to build a broad IoT ecosystem within the cellular community through the LoRa Alliance, an open, non-profit association of members with a mission to enable the IoT.  Furthermore, other large companies such as Alcatel-Lucent S.A., AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Siemens AG, Sprint Nextel Corporation, Vodafone Group Plc, Verizon Communications Inc. and others have announced plans to pursue business opportunities related to the smart grid, smart city, and the broader IoT. As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid, smart city, and the broader IoT, some of which may be competitive with our offerings.

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

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. To date, we have completed only three small acquisitions, and we therefore have limited experience in successfully acquiring and integrating additional businesses, products or technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. We may have difficulty integrating acquired businesses, technologies or products with our existing products and services. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. In addition, any acquisitions we are able to complete may not result in the synergies or any other benefits we had expected to achieve, which could result in substantial write-offs or impairment charges. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

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

As of September 30, 2016, we had 107 issued patents and 62 patent applications pending in the United States. In foreign jurisdictions, we have 170 patents granted and 67 patent applications pending, which are collectively based on 69 U.S. patent applications. Our patents expire at various times between 2017 and 2035. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

We identified material weaknesses in our internal control over financial reporting. We will continue to incur costs to remediate these weaknesses and to maintain effective internal controls over financial reporting. If we are unable to remediate these material weaknesses, and if additional weaknesses are discovered in the future, our business, results of operations and investors’ confidence in us could be materially affected.

In the course of preparing our condensed consolidated financial statements, we identified material weaknesses in internal control over financial reporting. Specifically, we determined that the design and operation of controls related to the classification in the statements of cash flows and the revenue recognition process were inadequate. More specifically our controls over the review of underlying schedules supporting the preparation of our cash flow statement and determination of revenue did not operate at a level of precision to identify errors. For a further discussion of our internal control over financial reporting and a description of the identified material weaknesses, see Part I, Item 4. Controls and Procedures. Although management has implemented a remediation plan to address these material weaknesses, there can be no assurance that such remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.

Our remediation efforts are in process and have not yet been completed. Because of these material weaknesses, there is heightened risk that (1) our management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting, which would cause us to fail to meet our reporting obligations, and (2) a material misstatement of our annual or quarterly financial statements may not be prevented or detected. In addition, the planned remediation steps we expect to take may not effectively remediate the material weaknesses, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting.

Under Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, our management is required to make certain assessments and certifications regarding our disclosure controls and internal controls over financial reporting. In addition, we are required to disclose changes in our internal control and procedures on a quarterly basis. As an EGC, we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 until the earlier of five years from our initial public offering date or the date we would cease to be an EGC as of December 31 of that year. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that such firm is not satisfied with the level at which our internal control and procedures are documented, designed or operating. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. We have dedicated, and expect to continue to dedicate, significant management, financial and other resources in connection with our compliance with Section 404 of the Sarbanes-Oxley Act. The process of maintaining and evaluating the effectiveness of these controls is expensive, time-consuming and requires significant attention from our management and staff. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and costs to us and require us to divert substantial resources, including management time from other activities.

In addition, all internal control systems, no matter how well designed and operated, can only provide reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of control can provide absolute assurance, that all control issues and instances of fraud, if any, within the company have been or will be detected. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

If we are unable to adequately remediate the foregoing material weaknesses or comply or continue to comply with the foregoing obligations, it could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which could reduce the market price of our common stock. In addition, ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our common stock. In the event that we do not adequately remediate these material weaknesses, or if we fail to maintain proper and effective internal control and procedures in future periods, our business, results of operations and financial condition and our ability to run our business effectively could be adversely affected and investors could lose confidence in our financial reporting.

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

Our cash, cash equivalent and short-term investment portfolio as of September 30, 2016 consisted of $113.4 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, commercial paper, and U.S. and foreign corporate debt securities. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2016, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of September 30, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2029 and 2016 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended September 30, 2016, the closing price of our common stock on the New York Stock Exchange ranged from $11.61 to $14.22 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

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

As of September 30, 2016, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 25.7% of our outstanding shares of common stock. As a result, these stockholders, acting together, would likely have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and other significant matters such as a merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would likely have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on November 9, 2016.

SILVER SPRING NETWORKS, INC.

By:	/s/ Michael Bell
Michael Bell President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kenneth P. Gianella
Kenneth P. Gianella Chief Financial Officer (Principal Financial and Accounting Officer)