Form 10-K
period 2016-12-31
SILVER SPRING NETWORKS INC
filed 2017-03-10
CIK 1180079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $12.15 per share of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $484.1 million.

The number of shares outstanding of the registrant’s Common Stock as of March 3, 2017 was 53,042,140 shares.

Documents Incorporated by Reference

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2017. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K includes forward-looking statements. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our billings, backlog, revenue and other aspects of our future results of operations, financial position and cash flows, including our outlook for the first quarter and full year 2017, expected timing, size and benefits of our restructuring plan, the costs and cash expenditures associated with the restructuring plan, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.

PART I.

ITEM 1. BUSINESS

Overview

Silver Spring Networks, Inc. has more than a decade of experience creating, building and successfully deploying large scale networks and solutions enabling the Internet of Things, or IoT, for critical infrastructure. The IoT refers to a system where a diversity of physical devices has the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading smart grid network platform by applying advanced networking technology and solutions to the power grid. We have broadened our focus beyond the smart grid to other utility networks including gas and water, other critical infrastructure such as street lights, which enable smarter and more efficient cities, and additional industrial verticals which could benefit from our platform.

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

We believe our technology is also well suited for a range of other solutions across the broader category of the IoT. We are focused on critical infrastructure within the IoT that requires similar networking performance as our smart grid solution. Our first expansion beyond the power grid has been on city infrastructure, specifically networking street lights. We believe that by applying advanced networking technology, we can enable cities to achieve their goals for increasing energy and operating efficiency while improving quality of life. We have begun to expand our reach into an even broader range of IoT markets by working with new and existing customers to open their smart grid networks to third parties and support a wider range of devices, applications and solutions.

Our Networking Platform

Our SilverLink Networking Platform provides customers the ability to communicate with devices connected to the power grid. We originally designed and built our network from the ground up to enable customers to deploy large-scale networks for the power grid. The networking platform is comprised of our hardware such as access points and relays, our communications modules, our SilverLinkOS (formerly UtilOS) network operating software, and our GridScape management and security software. Key attributes of our networking platform include:

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

As we broaden our networking platform for use to other critical infrastructure, we are finding that customers also look for these networking attributes and performance. In January 2015, we announced our fifth generation networking platform, Gen5, and several new Gen5-based products, including the “Milli 5.” We believe our Gen5 platform and products are particularly well-suited to expand our opportunities both within the smart grid as well as the broader IoT.

Our Data Platform

The SilverLink Data Platform is aimed at helping our customers use the data generated by devices on the network in order to provide insights for decision-making. Leveraging our networking leadership and the distributed intelligence we have at the edge of the grid, our application enablement solution ingests, organizes, and visualizes data from multiple internal and external systems to offer near real-time processing. Our SensorIQ solution allows one to convert physical devices on the grid into multiple software-defined sensors. These sensors can then deliver information to any application, or app, at the frequency and at the granularity that makes sense for that app. In addition to our internally-developed apps, our solution enables customers and partners to develop their own apps that can be showcased in the Silver Spring application catalogue. Examples include using data on energy usage for better consumer engagement, using voltage data for improving grid reliability, and delivering faster response times to outages. We intend to continue to expand available apps and sensors and work with additional partners over time in an effort to deliver more value into our customer footprint and to grow our primarily recurring managed services and software-as-a-service, or SaaS, business.

In October 2015, we launched our next generation utility analytics solution, Operations Optimizer, as an expanded offering from our January 2015 acquisition of Detectent, Inc. Operations Optimizer is a powerful analytics solution that enables utilities and cities to improve operational efficiency and develop business processes and workflows by leveraging insights from a variety of external data sources. This solution features four modules, AMI Operations, Grid Operations, Revenue Assurance, and Customer Programs, which further expands the menu for our primarily recurring managed services and SaaS business.

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

Demand-Side Management

Demand-side management enables utilities to offer consumers a variety of programs and incentives to use energy more efficiently and reduce usage at times of peak demand. We offer three solutions to support demand-side management: Energy Efficiency helps reduce overall energy consumption, or base load; Demand Response helps reduce energy consumption when demand is highest, or peak load; and Electric Vehicle charging management allows utilities to optimize when to charge electric vehicles, minimizing costs to customers and the load burden on the grid.

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

Street Lights

Street lights are a critical element of city infrastructure and the public road system. A large portion of a city’s energy budget is consumed by street lighting and the cost to maintain, replace and manage street lights can be high. By integrating our communications module with a photocell or other control device, cities can retrofit existing lighting and convert it to a networked light. Another approach is to replace legacy lighting with LED lighting which includes an integrated communications module. Networking street lights lowers operating and maintenance costs, and enables better control, providing greater precision for turn-on and turn-off times and variable brightness and enhances energy efficiency.  Our May 2014 acquisition of Streetlight.Vision SAS, or SLV, added control and management software to broaden our smart city and street light offerings.

Starfish IoT Network Service

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

Customers

For the smart grid, we market our networking platform and solutions directly to utilities around the world. For smart city infrastructure, we may sell directly to a utility, a city or work through a third-party service provider. Silver Spring has over 53 customers as of December 31, 2016.

Leading utilities have selected our networking platform to be the foundation of the smart grid. Since inception through December 31, 2016, we have been awarded contracts to network almost 36.8 million Silver Spring-enabled devices that connect homes and businesses, and have delivered to more than 25.5 million.  In addition, as of December 31, 2016, we are working with utilities representing over 26.0 million additional homes and businesses which are piloting or evaluating our networking platform, or deploying our technology in phases. Our customers are located in the United States, Canada, Australia, New Zealand, South America, Asia and Europe.

In 2016, the deployment for CPS Energy, or CPS, Commonwealth Edison Company, or ComEd, and AusNet Electricity Services Company, or AusNet, represented 29%, 28% and 12% of our revenue, respectively. In 2016, the deployment for ComEd, Florida Power & Light, or FP&L, and CPS represented 31%, 11%, and 10% of total billings, respectively.

Under our master purchase and service agreements, or MSAs, with CPS, ComEd and AusNet, we provide our advanced metering networking solution and software, as well as services related to the deployment and ongoing operation of the networking platform. The deployments for these customers are contemplated to occur over a period of time.  As of December 31, 2016, the initial deployment for CPS was almost one-half complete, the initial deployment for ComEd was substantially complete and the initial deployment for AusNet was complete. Under each agreement, we will continue to provide application services to support the installed network and meters. Each of the agreements contains negotiated provisions regarding ongoing services, delivery and customer acceptance, warranties, limitations of liability, source code escrow, and termination, among others.

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

Expand Internationally. Our goal is to be the leader in every market we enter. We believe the smart grid has become a priority for utilities worldwide, and the move to smarter cities has just begun. To address these opportunities, we plan to aggressively invest in our products, marketing efforts and delivery capabilities to enhance our ability to serve international markets including Australia, South America, Europe and Asia.

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

Order Backlog

Our order backlog represents future billings for open purchase orders and other firm commitments. As of December 31, 2016, our order backlog was approximately $159.2 million, of which $91.0 million is expected to be fulfilled in 2017.  As of December 31, 2015, our order backlog was approximately $151.8 million.

Total Backlog

Our total backlog represents future product and service billings that we expect to generate pursuant to contracts that we have entered into with our customers and third-party device manufacturers. Our total backlog includes our order backlog. As of December 31, 2016, our total backlog was approximately $1,165.8 million, and we expect to fulfill the majority of our total backlog over the next three years.

Our customer contracts are typically structured as MSAs under which the customer may place purchase orders over the course of a deployment. These deployments can extend for a number of years. Because our MSAs do not typically require a customer or third-party device partner to purchase a minimum amount of product or services, total backlog is an estimate based upon contractual terms, existing purchase orders and other available information regarding the amount and timing of expected future purchase orders to be placed by our customers and third-party device manufacturers, including non-binding forecasts. No assurance can be made that firm purchase orders will be placed under these MSAs in the amounts we estimate, within the time period we expect, or at all. Total backlog is subject to adjustments due to the long-term nature of our customer deployments. Adjustments can result from a variety of factors, including changes in the nature or scope of customer deployments, the impact of contingency provisions related to future delivery or performance, customer cancellations, market conditions, delayed regulatory approvals, customer funding uncertainties, and customer defaults. Delays due to external market factors or delays in deployments and required regulatory approvals have in the past, and may in the future, cause us to extend the deployment schedule or make modifications under customer contracts. In addition, under the MSAs, our customers generally have the right to terminate for any reason, including for their sole convenience, a material breach or insolvency on our part, or their inability to obtain required regulatory approval. The occurrence of such adjustments and terminations could materially reduce the amount of, or delay the fulfillment of, our total and order backlog.

Our estimates of total backlog and order backlog to be fulfilled are forward-looking statements based on contractual terms and conditions, as well as our expectations as of the date of this Annual Report on Form 10-K. We believe our estimates were prepared on a reasonable basis, reflect the best currently available estimates and judgments, and reflect the assumptions and considerations on which we base our belief that we will fulfill delivery of product and performance of services and bill for such product and services. However, these estimates should not be relied upon as an indication of actual future billings or revenue, and you should not place undue reliance on these estimates. Any differences among these assumptions and our actual experiences may lead to financial results in future periods that differ significantly from our current estimates. See Part I, Item 1A. Risk Factors-- Amounts included in our total backlog and order backlog may not result in actual billings or revenue or translate into profits. Information regarding total backlog and order backlog is designed to summarize the financial terms of our agreements and is not intended to provide guidance on our future billings, revenue, operating results, profitability or cash flows.

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

Marketing and Sales

We market and sell our products primarily through our direct sales force. In some cases, we may sell our products through third-party service providers or resellers. We continue to invest significantly in direct sales efforts and in increasing our brand awareness, as we expand internationally and broaden our product portfolio because we believe it is critical that we maintain a direct relationship with our existing and prospective customers.  We currently have personnel in various locations across the United States, as well as in Australia, Brazil, France, Malaysia, the Philippines, Portugal, Singapore, Turkey and United Kingdom, and we plan to expand to other international locations.

Sales Process

We believe that our demonstrated experience of networking millions of critical infrastructure devices allows us to understand the unique needs of our customers and the markets in which they operate. Given the strategic impact of our networking platform on our customers, buying decisions typically involve top-level executives and large multi-functional teams across many organizational layers. For the smart grid, utilities generally undertake extensive budgeting, procurement, competitive bidding, technical and performance review, and regulatory approval processes that can take several years to complete for an advanced metering deployment. Distribution automation and demand side management can have shorter sales cycles given the capital required for the project may be covered within the utility’s existing capital budget. Municipal governments and other potential customers for our smart city products also typically conduct exhaustive evaluations of potential technologies and may be more inclined to purchase turn-key services from us or our partners for the implementation of their projects.  Customers may conduct both lab testing and field pilot projects to verify the functionality of our products prior to awarding a contract for a larger deployment. We work closely with customers to develop measurable success criteria for these projects and often assist potential utility customers in the development of an internal business case to quantify the value proposition of our products and services. In addition to working with utilities or city governments directly, we sometimes work with systems integrators or agents, particularly when entering foreign markets where we may lack longer-term relationships with local potential customers. In these instances, by working with the parties who do have these relationships, we hope to gain a foothold in new markets more quickly.

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

For example, for our advanced metering solution, our communications modules are integrated into meters manufactured by third parties, such as Aclara Technologies LLC, Toshiba Corporation and Secure Meters Limited. Substantially all of our communications modules sales are fulfilled in this manner, and we receive payment directly from these meter vendors. We believe that allowing our utility customers to purchase meters that have been integrated with our communications modules directly from multiple meter vendors creates a diversity of supply options and reduces their supply chain risk. We employ a similar approach with our street light solution, where fulfillment of our communications modules is often completed by our partners who manufacture lighting fixtures or control modules. Our remaining products and services are delivered and billed by us directly to our customers. Alternatively, we may resell third-party devices, such as meters or other IoT devices integrated with our communications modules, directly to our customers. Regardless of the method of fulfillment, we maintain a direct and ongoing relationship with our customers.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to continually invest in the advancement of our networking platform and solutions, including investing in our core network technologies, expanding the functionality of our current solutions, and developing new solutions and applications to address evolving customer needs. In addition, we intend to continue expanding the interoperability of our products with those of our partners and adapting our products for use in international markets. We are also focused on continually improving our hardware product design to further reduce manufacturing costs and cycle time. Our research and development expenses were $70.7 million, $61.3 million and $64.8 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Our contract manufacturers provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, quality control testing, warranty repair, and shipment to our utility customers and device integration partners. We currently have two primary manufacturing relationships, Flextronics International Ltd., or Flex, and Celestica Inc., or Celestica. Our hardware products are manufactured at our contract manufacturers’ facilities in the United States and Thailand. The finished communications modules are delivered directly to our meter, other devices and street light partners for integration into their products prior to being delivered to our customers. Other finished hardware products, such as our networking hardware and gas IMUs, are generally delivered directly to our customers.

Under the terms of our MSA with Flex, they manufacture our networking products (access points and relays) and gas modules, and deliver them directly to our end customers. Flex procures components on our behalf based on our purchase orders and forecasts. We have agreed-to product transformation pricing, no product exclusivity requirements, and standard provisions for handling excess and obsolete inventory. The agreement contains typical provisions regarding warranty, indemnity, and limitations of liability, each of which were negotiated during the contracting process.

Under the terms of our MSA with Celestica, they manufacture communications modules and deliver them to our partners for integration into meter, street lights or other devices, and also manufacture bridges and deliver them directly to end customers. Celestica procures components on our behalf based on our purchase orders and forecasts.  We have agreed-to product transformation pricing, no product exclusivity requirements and standard provisions for handling excess and obsolete inventory.  The agreement contains typical provisions regarding warranty, indemnity, and limitations of liability, each of which were negotiated during the contracting process.

Our contract manufacturers generally secure capacity and procure component inventory on our behalf based on our forecasts and existing product delivery obligations to customers. Our hardware products consist of commodity parts and certain custom components. Our components are generally available from multiple sources or suppliers. However, some components used in our products are purchased from sole, single source or geographically concentrated suppliers, such as Analog Devices, Microchip Technology Incorporated, Renesas Electronics America Inc. and STMicroelectronics, Inc. Additionally, our suppliers are not typically contractually obligated to supply us with components in minimum quantities or at predetermined prices over the long term. To protect against component shortages and to provide replacement parts for our service teams, we manage our supply chain with our meter partners and contract manufacturers to establish adequate quantities of key components. In addition, we may stock limited supplies of certain key components for our products. As part of our design review process, we also identify alternative or substitute parts for single-source components to further minimize risk. Nonetheless, in some situations, we face the risk of shortages due to reliance on a limited number of suppliers, commodity supply constraints, capacity constraints or price fluctuations related to raw materials.

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

We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Aclara Incorporated, Honeywell International Inc., Itron Inc., Toshiba Corporation, Trilliant Holdings, Inc. and Xylem, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as Cisco Systems, Inc., General Electric Company, S&C Electric Company and Schweitzer Engineering Laboratories, Inc.

We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including C3 IoT Inc., Grid Net Inc., Opower Inc. (which was acquired by Oracle Corporation), and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Echelon Corporation, Harvard Engineering PLC, Telensa Limited, Verizon Wireless, and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others.

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

To remain competitive, we may need to lower prices, invest more heavily in expanding our portfolio of solutions, improve the functionality or features of our solutions, or expand our partnerships with third parties. In addition, these third-party vendors may also be or may become competitors. We intend to continue to effectively manage these relationships and to cultivate relationships with new partners to maintain our competitive positioning.

We endeavor to offer the most competitive and highest-value solutions and services to the markets we serve. Maintaining our competitive positioning through understanding the requirements of our customers and markets is of paramount importance in growing our market opportunity and will remain a top priority for our entire organization.

Intellectual Property

We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. As of December 31, 2016, we had 110 issued patents and 61 patent applications pending in the United States. In foreign jurisdictions, we have 171 patents granted and 68 patent applications pending, which are collectively based on 69 U.S. patent applications. Our patents expire at various times between 2017 and 2035. We also have registered and unregistered trademarks in the United States and several foreign jurisdictions. We generally require employees, consultants, utility customers, suppliers and partners to execute confidentiality agreements with us that restrict the disclosure of our intellectual property, and we generally require our employees and consultants to execute invention assignment agreements with us that protect our intellectual property rights.

Employees

As of December 31, 2016, we had a total of 702 regular full-time employees, including 66 employees located outside the United States. Our employees in Brazil are represented by a union in accordance with local statutory requirements, but none of our other employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Executive Officers

Our executive officers and their ages as of March 4, 2017 are as follows:

Name	Age	Position(s)
Michael Bell	50	President and Chief Executive Officer, and member of the Board of Directors
Scott A. Lang	54	Executive Chairman and Chairman of the Board of Directors
Richard S. Arnold, Jr.	53	General Counsel and Secretary
Philippe M. Gaglione	50	Executive Vice President, Research and Development
Kenneth P. Gianella	44	Chief Financial Officer
Aysegul Ildeniz	47	Chief Operating Officer
Donald L. Reeves III	49	Chief Technology Officer
Theresa Stynes	57	Chief Human Resources Officer
Raj Vaswani	51	Co-Founder

Michael Bell has served as our President, Chief Executive Officer and member of our Board of Directors since September 2015. From July 2010 until September 2015, Mr. Bell served in multiple Vice President/Corporate Vice President roles at Intel Corporation, a designer and manufacturer of advanced integrated digital technology platforms, including for the New Devices Group from June 2013 until April 2015, the Mobile and Communications Group from January 2012 until June 2013, and the Ultra Mobility Group from July 2010 until January 2012. Prior to joining Intel, Mr. Bell served as Senior Vice President, Product Development at Palm, Inc., a mobile products company, from December 2007 until July 2010. From September 2000 to December 2007, Mr. Bell was the Vice President, CPU Software at Apple Inc., a provider of personal computing devices and related software and peripherals. Mr. Bell holds a B.S. in Mechanical Engineering from the University of Pennsylvania.

Scott A. Lang has served as the Chairman of our Board of Directors since September 2004 and he has served as our Executive Chairman since September 2015. From September 2004 until September 2015, Mr. Lang served as our President and Chief Executive Officer. Prior to joining us, from 1988 to 2004, Mr. Lang worked at Perot Systems, a provider of information technology services and business solutions, most recently as Vice President of the Strategic Markets Group. Mr. Lang holds a B.S. in Business Administration from the University of Mississippi with a minor in Computer Science, and was a graduate of the Advanced Executive Program from The Kellogg School of Management at Northwestern University.

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

Philippe M. Gaglione has served as our Executive Vice President, Research & Development since July 2016, after serving as our Executive Vice President, Internet of Things/Starfish Platform from March 2016 through July 2016.  Prior to joining us, Mr. Gaglione held several positions at Intel Corporation, including as Vice President and Software General Manager, New Devices Group from August 2013 to February 2016, and Vice President and Android General Manager, Mobile Communication Group from August 2008 to August 2013.  Prior to joining Intel, Mr. Gaglione was General Manager and head of research and development of the 3G business unit at Texas Instruments, Inc. from September 2004 to February 2008.  Mr. Gaglione holds a M.S. in engineering from ESIGELEC, a graduate school of engineering in France.

Kenneth P. Gianella has served as our interim Chief Financial Officer since June 2016.  Previously, he served as our Vice President, Finance and Treasury from December 2014 to June 2016, our Vice President, Finance and Administration from August 2014 to December 2014, and our Senior Director, Financial Planning and Analysis and Operations Finance from April 2009 to November 2012. From December 2012 to July 2014, Mr. Gianella served as the Vice President, Finance and Acting Chief Financial Officer at Sensity Systems Inc., a provider of an Internet of Things platform. Mr. Gianella has also held various roles at KLA-Tencor Corporation, Allegheny Energy, Inc. and Adelphia Business Solutions Inc. Mr. Gianella holds a B.S. in business administration from Duquesne University and an M.B.A. from the Joseph M. Katz Graduate School of Business, University of Pittsburgh.

Aysegul Ildeniz joined us as our Chief Operating Officer in July 2016.  From December 1998 until July 2016, Ms. Ildeniz served in multiple roles at Intel Corporation, a designer and manufacturer of advanced integrated digital technology platforms, including as the Vice President and General Manager, Business Development and Strategy for the New Devices Group from January 2014 until July 2016, as the Regional Director for Middle East, Turkey and Africa from January 2004 until December 2013, and as the General

Manger for Turkey from November 2001 until December 2003. Ms. Ildeniz holds a B.A. in business administration from Bosphorus University and a M.A. in electronic communications arts from San Francisco State University.

Donald L. Reeves III joined us in February 2005 and has served in a number of executive-level engineering and product roles, most recently as our Chief Technology Officer since July 2016, and as Executive Vice President, Engineering and Managed Services from February 2013 to July 2016. From August 2003 to October 2004, Mr. Reeves served as Vice President, Engineering of Black Pearl, Inc., a provider of decision management software. From March 2001 to August 2003, he served as Vice President, Application Engineering of Commerce One, Inc., a provider of e-commerce solutions. Prior to Commerce One, Mr. Reeves managed the software development organizations at a pair of start-up companies, MyTurn.com, Inc. and GlobalPC Inc., providers of personal computers, from August 1998 to February 2001. From December 1990 to August 1998, Mr. Reeves held various engineering positions at Geoworks Corporation, a provider of operating systems, applications and wireless online services. Mr. Reeves holds a B.S. in Electrical Engineering and Computer Sciences from the University of California, Berkeley.

Theresa Stynes has served as our Chief Human Resources Officer since July 2014, after serving as our Director of Human Resources from August 2009 through June 2014. From September 2000 to August 2009, Ms. Stynes worked at Sun Microsystems as a Business Partner supporting various global organizations. From 1982 to 1997, Ms. Stynes held various roles at Bank of America, including Vice President/Human Resources and Assistant Vice President/Group Operations Manager. She holds a B.S. in Business Administration and an M.S. in Industrial/Organizational Psychology, both from San Francisco State University.

Raj Vaswani has served as our Co-Founder since July 2016, and previously served as our Chief Technology Officer since February 2006 and previously served as our Vice President, Product Development from November 2003 until February 2006. From April 2001 to December 2001 and again from January 2003 to October 2003, Mr. Vaswani was an Entrepreneur in Residence with Foundation Capital, LLC, a venture capital firm. He served as Vice President of Engineering at Epinions.com, a consumer-oriented website company from September 1999 to April 2001. From March 1996 to September 1999, Mr. Vaswani was Senior Scientist and Director of Engineering for the At Home Corporation. He holds a B.S. in Electrical Engineering and Computer Science from the University of California, Berkeley and an M.S. in Computer Science from the University of Washington.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Notes 1 and 10 of our Notes to Consolidated Financial Statements included in Part II, Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10‑K.

Corporate Information

We were incorporated in the State of Delaware on July 3, 2002 as Real Time Techcomm, Inc. On August 6, 2002, we changed our name to Silver Spring Networks, Inc. Our principal executive offices are located at 230 W. Tasman Drive, San Jose, California 95134, and our telephone number is (669) 770-4000. Our website address is www.silverspringnet.com.

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

Prior to our year ended December 31, 2015, we incurred significant losses each year.  We have an accumulated deficit of $648.1 million as of December 31, 2016. We experienced net losses of $21.6 million and $89.2 million for the years ended December 31, 2016 and 2014, respectively, and achieved profitability for the first time with net income of $80.0 million for the year ended December 31, 2015. Our ability to be profitable for 2017 and beyond will depend on our ability to continue to increase our revenue, and maintain proportional expense levels. We may not achieve profitability again in 2017 or future periods and may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses and customer service and support expenses. Some of these expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will become profitable again on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, billings, margins and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Our revenue and billings have fluctuated in recent periods, and have in the past decreased on a quarterly basis and on an annual basis. There can be no assurances that our revenue and billings will increase, or will not continue to decrease on a quarterly or annual basis. We expect revenue, billings, margins and other operating results to fluctuate from period to period throughout 2017 and beyond. We also expect operating losses in certain future periods. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The factors that may affect the unpredictability of our quarterly results and cause our stock price to fluctuate include, but are not limited to:

•	long, and sometimes unpredictable, sales and customer deployment cycles;
•	changes in the type and mix of products and services sold;
•	our dependence on a limited number of customers;
•	the timing of acceptance of our products and services by our customers, which can have a material impact on when we recognize related revenue under our revenue recognition policies;
•	delays in regulatory approvals for our customers and customer deployments;
•	changing market conditions;
•	competition;
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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of December 31, 2016, 2015 and 2014, we had $385.4 million, $401.8 million and $609.6 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

Amounts included in our total backlog and order backlog may not result in actual billings or revenue or translate into profits.

Our total backlog represents future product and services revenue and billings that we expect to generate pursuant to contracts that we have entered into with our customers and third-party device manufacturers. Order backlog represents future revenue and billings for open purchase orders and other firm commitments and is included in our total backlog. We anticipate that our total backlog and order backlog will fluctuate from period to period throughout 2017 and beyond.

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

A substantial majority of our revenue, billings and cash flow depends on relatively large sales to a limited number of customers. The combination of lengthy sales cycles, challenges in securing new customers and relatively large sales to a small number of customers increases the risk of quarterly fluctuations in our billings, revenue and operating results. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding customer concentration. Our MSAs do not impose purchase obligations on our customers until we have received a purchase order or agreed to a statement of work. Further, the MSAs are typically subject to termination for any reason, including for convenience following a specified notice period. We expect that a limited number of customers will continue to account for a substantial portion of our revenue and billings in future periods. Changes in the business requirements, vendor selection, or purchasing behavior of our customers could significantly decrease our sales. In addition, our MSAs are complex, often requiring close coordination with our customers over extended preparation and deployment periods and involving large-scale delivery of our products and services. From time to time we have experienced and may in the future experience challenges in satisfying our customers throughout these preparation and deployment periods regarding all aspects of our performance. Additionally, we have in the past received correspondence from customers claiming that there have been deficiencies in our timeliness and coordination regarding hardware, software and services for deployment, and requesting that we remedy the deficiencies noted. If we are unable to address customers’ concerns, we could be required to pay penalties, liquidated damages or other expenses, the customer could terminate our MSA and our reputation could be damaged. Additionally, delays in customer deployments have in the past, and could in the future, affect our results of operations. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

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

Our success in the smart grid market also depends on our ability to expand beyond advanced metering sales and sell additional products and services, such as distribution automation, demand-side management, and our data analytics platform. There can be no assurance that these products and services will be accepted by utilities or consumers. Similarly, our future success depends on our ability to expand our business beyond the smart grid into smart city infrastructure, such as with our street light solution, and into the broader IoT markets, such as with our Starfish network service. There can be no assurance that these or other smart city and broader

IoT products and services will be accepted by cities or other potential customers. Furthermore, our ability to expand our business into the broader IoT markets will depend on our ability to successfully target different prospective customers beyond utilities and cities, and these new prospective customers may have different challenges and requirements than our historical customer base. Other competing products and services for the smart grid, smart city and broader IoT markets may emerge and may be more successful.

Adverse publicity about, or consumer or political opposition to, the smart grid could inhibit the growth of the overall market.

The safety and security of the power grid, the accuracy and protection of the data collected by meters and transmitted via the smart grid, concerns about the safety of smart meters following recent meter-related fires, and concerns about the safety and perceived health risks of using radio frequency communications have been the focus of adverse publicity. For example, in Northern California, Pacific Gas and Electric Co.’s, or PG&E’s, full-scale deployment of our networking platform and advanced metering solution was subject to scrutiny following allegations of inaccurate bills generated by newly-installed “smart meters” and safety concerns about the levels of radio frequency electromagnetic fields emitted by the wireless communications technology used by the meters. As a result, the California State Senate created a special committee and the California Public Utilities Commission, or CPUC, and hired an independent investigator to review the installation and use of advanced metering products. Negative publicity and consumer opposition in California, Maine and elsewhere have caused other utilities or their regulators to respond by delaying or modifying planned smart grid initiatives, mandating that utilities allow their customers to opt out of smart metering programs, or calling for investigations and/or implementation of unfavorable regulations and legislation. Similarly, outside the United States, public concern over smart grid projects in places such as Victoria, Australia has resulted in increased government scrutiny. Additionally, testing commissioned by the CPUC and other organizations could, in the future, contain negative information regarding the accuracy and safety of smart grid solutions. Finally, smart grid projects by other companies may be, or could be viewed by the public as, unsuccessful. Any of the foregoing factors could directly impact our current or future deployments, as well as inhibit the growth of the overall smart grid market, either of which could cause our business to suffer.

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

Our business depends on our ability to integrate our communications modules into devices manufactured by third-party vendors. For example, for our advanced metering solution, our communications modules are integrated into electricity meters that are manufactured by third parties such as Aclara Technologies LLC, Secure Meters Limited and Toshiba Corporation, among others. A similar structure is used in our street light solution, where fulfillment of our communications modules is often completed by our partners who manufacture lighting fixtures or control modules. In a typical deployment, our customer purchases integrated devices from one or more third-party device manufacturers after integration of our communications modules into the device. Accordingly, even if demand for our products is strong, we have in the past and may in the future be constrained by the production capacity and priorities of the device manufacturers. In addition, several of these device manufacturers offer competing products, partner with other providers or may otherwise choose not to integrate our communications modules with their devices. If for technical or any other reason we were to lose the ability to integrate our communications modules with devices manufactured by third parties, or if our relationships with device manufacturers were to be terminated or renegotiated on unfavorable terms, our business, financial condition, and operating results could suffer. Further, there have been instances where devices with which our technology had been integrated experienced defects or had other problems that were unrelated to our technology. If this occurs in the future and the defects or problems are more significant or occur more frequently, our reputation could suffer and our business could be harmed.

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

Most of our current revenue and billings are derived from our networking platform and advanced metering solution, but our growth and future success will depend, in part, on our ability to continue to design and manufacture new competitive products that achieve market acceptance and to enhance and sustain the quality and marketability of our existing products. As such, we have made, and expect to continue to make, substantial investments in technology development. Any new technology or product that we develop may not be introduced in a timely or cost-effective manner, may not be priced appropriately, and may not achieve the broad market acceptance necessary to generate significant revenue. For example, in January 2015 we announced Gen5, our next generation networking platform and solutions, and in December 2015 we announced Starfish, a wireless network service for the IoT. In previous years, we introduced our street light and SilverLink Data Platform solutions. These new products and solutions may not be adopted by prospective or existing customers to the extent we anticipate, or at all. In the future, we may not have the necessary capital, or access to capital on acceptable terms, to fund necessary levels of research and development. Even with adequate capital resources, we may nonetheless experience unforeseen problems in the development or performance of our technologies or products. The markets for smart grid, smart city, and broader IoT technology products are still in their early stages, and we cannot assure you that we will be successful in developing or selling new products in these markets. In addition, we may not meet our product development schedules and, even if we do, we may not develop new products fast enough to provide sufficient differentiation from our competitors’ products, which may be more successful. If we are unable to develop new products or enhance or sustain the quality of our existing products, successfully develop and deploy new technology and products or integrate these new technologies into devices manufactured by our third-party devices, our business and operating results could be harmed.

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

The adoption, or expected adoption, of voluntary standards that are incompatible with our products or technology or that favor our competitors’ products or technology could limit the market opportunity for our products and services or render them obsolete, any of which could materially and adversely affect our revenue, results of operations and financial condition.

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

Our future success will depend significantly on our ability to manufacture our products timely and cost-effectively, in sufficient volumes, and in accordance with quality standards. Currently, our primary manufacturing relationships are with Celestica, Inc. and Flextronics International Ltd. These vendors provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our customers and third-party vendors.

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

Several of the components used in our products come from sole, limited source or geographically concentrated suppliers, such as Analog Devices, Microchip Technology Incorporated, Renesas Electronics America Inc. and STMicroelectronics, Inc. Additionally, our suppliers are not typically contractually obligated to supply us with components in minimum quantities or at predetermined prices over the long term. Accordingly, we may be vulnerable to price increases, component quality issues, the discontinuance of certain components, and financial, natural disasters, or other difficulties faced by our suppliers, causing shortages or interruptions in supply of components and materials, which could cause us to delay shipments to our customers. For example, some of our key suppliers are located in Japan and their ability to timely provide us with the necessary components used in our products was compromised as a result of the catastrophic earthquake and tsunami in 2011. To help address these issues, we may purchase excess quantities of these items to hold in inventory to help ensure adequate available supply. As a result, we could be forced to record excess and obsolete inventory charges to provide for these excess quantities and we may also be subject to pricing risk or carrying charges, which could harm our operating results.

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

Competition in our market is intense and involves quickly changing technologies, evolving industry standards, frequent new product introductions, rapid consolidation, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new solutions, applications and services in a timely and efficient manner. Our competitors range from small companies to very large and established companies. These competitors offer a variety of products and services related to the smart grid and smart city and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications vendors, street light providers, and other service providers. We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Aclara Incorporated, Honeywell International Inc., Itron Inc., Toshiba Corporation, Trilliant Holdings, Inc. and Xylem, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as Cisco Systems, Inc., General Electric, S&C Electric Company and Schweitzer Engineering Laboratories, Inc. We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including C3 IoT Inc., Grid Net Inc., Opower Inc. (which was acquired by Oracle Corporation), and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Echelon Corporation, Harvard Engineering PLC, Telensa Limited, Verizon Wireless, and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others. We expect to face additional competitors as we expand into the broader IoT from companies such as SIGFOX and Ingenu, as well as Semtech Corporation, which is working to build a broad IoT ecosystem within the cellular community through the LoRa Alliance, an open, non-profit association of members with a mission to enable the IoT.  Furthermore, other large companies such as Alcatel-Lucent S.A., AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Siemens AG, Sprint Nextel Corporation, Vodafone Group Plc, Verizon Communications Inc. and others have announced plans to pursue business opportunities related to the smart grid, smart city, and the broader IoT. As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid, smart city, and the broader IoT, some of which may be competitive with our offerings.

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

Our success and future growth depend on the skills, working relationships and continued services of our management team and other key personnel. The loss of any member of our senior management team or other key personnel could adversely affect our business.

In September 2015, Michael Bell was appointed as our new President and Chief Executive Officer, or CEO, and Scott A. Lang transitioned to the role of Executive Chairman and remains Chairman of the Board. In June 2016, Kenneth P. Gianella was appointed as our interim Chief Financial Officer, or CFO, following the resignation of our previous CFO. In July 2016, Aysegul Ilendiz was appointed as our Chief Operating Officer, or COO, and we made executive and organization changes in connection with Ms. Ildendiz’s appointment. In March 2017, Eric Dresselhuys, our former Co-Founder and Executive Vice President, Global Development, resigned from the company. Leadership transitions can be inherently difficult to manage and may cause operational and administrative inefficiencies, added costs, uncertainty and decreased productivity among our employees, increase the likelihood of turnover, and result in the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new management team members within our organization in order to achieve our operating objectives, and changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. The presence of new management team members, and the loss of key personnel, may also impact our relationships with customers and vendors, resulting in loss of business and loss of vendor relationships. The uncertainty inherent in our recent management changes could also lead to concerns from current and potential third parties with whom we do business, any of which could damage our business prospects.

Our future success will also depend on our ability to attract, retain and motivate highly skilled management, product development, operations, sales, technical and other personnel in the United States and abroad. We have in the past lost members of our senior management team and other key personnel, which could adversely affect our business. We could also be adversely affected if we fail to adequately plan for the succession of members of our senior management team and other key personnel should we have departures. Even in today’s economic climate, competition for these types of personnel is intense, particularly in the Silicon Valley, where our headquarters are located. All of our employees in the United States work for us on an at-will basis. Given the lengthy sales cycles with customers and deployment periods of our networking platform and solutions, the loss of key personnel could adversely affect our business.

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

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. For example, in connection with the litigation with EON Corp. IP Holdings, LLC, we were required to provide a surety bond that was later released by the district court in order to stay the execution of a judgment pending our appeal. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long-term agreements could have a material adverse effect on our future revenue and business prospects.

We are subject to international business uncertainties.

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention, and other than our existing international operations, we have limited experience entering new geographic markets. There can be no assurance that our international efforts will be successful. International sales and operations may be subject to risks such as:

•	technology compatibility;
•	the imposition of government controls;
•	government expropriation of facilities;
•	political instability;
•	lack of a well-established system of laws and enforcement of those laws;
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

As of December 31, 2016, we had 110 issued patents and 61 patent applications pending in the United States. In foreign jurisdictions, we have 171 patents granted and 68 patent applications pending, which are collectively based on 69 U.S. patent applications. Our patents expire at various times between 2017 and 2035. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

We identified material weaknesses in our internal control over financial reporting. We will continue to incur costs to remediate these weaknesses and to maintain effective internal controls over financial reporting. If we are unable to remediate these material weaknesses, and if additional material weaknesses are identified in the future, our business, results of operations and investors’ confidence in us could be materially affected.

In the course of preparing our consolidated financial statements for the periods ended June 30, 2016 and September 30, 2016, we identified material weaknesses in internal control over financial reporting. Specifically, we determined that the design and operation of controls related to the classification in the statements of cash flows and the revenue recognition process were inadequate. More specifically our controls over the review of underlying schedules supporting the preparation of our cash flow statement and determination of revenue did not operate at a level of precision to identify errors. For a further discussion of our internal control over financial reporting and a description of the identified material weaknesses, see Part II, Item 9A. Controls and Procedures.  Although management has implemented a remediation plan to address these material weaknesses, and has remediated controls related to the statements of cash flows as of December 31, 2016, there can be no assurance that such remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting.

Our remediation efforts related to revenue recognition are in process and have not yet been completed. Because of this material weakness, there is heightened risk that (1) our management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting, which would cause us to fail to meet our reporting obligations, and (2) a material misstatement of our annual or quarterly financial statements may not be prevented or detected. In addition, the planned remediation steps we expect to take may not effectively remediate the revenue recognition material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting.

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

If we are unable to adequately remediate the revenue recognition material weakness, or comply or continue to comply with the foregoing obligations, it could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which could reduce the market price of our common stock. In addition, ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our common stock. In the event that we do not adequately remediate this material weakness, or if we fail to maintain proper and effective internal control and procedures in future periods, our business, results of operations and financial condition and our ability to run our business effectively could be adversely affected and investors could lose confidence in our financial reporting.

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

Our cash, cash equivalent and short-term investment portfolio as of December 31, 2016 consisted of $118.3 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, commercial paper, and U.S. and foreign corporate debt securities. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 31, 2016, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of December 31, 2016, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2028 and 2018 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

There has not been a long history of a public market for our common stock, and an active or liquid market in our common stock may not be sustainable. The trading prices of the securities of technology companies have been highly volatile, and the trading price of our common stock has been and may continue to be volatile. The market price of our common stock has in the past and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue, billings and other operating results or our total backlog;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	delays in regulatory approvals for our customers and customer deployments;
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
•

political and consumer sentiment, including concerns over accuracy of advanced metering technology, economic impact on consumers, privacy, security, consumer choice and the safety, health and environmental aspects of smart grid, smart city, and broader IoT technology;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	lawsuits threatened or filed against us; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended December 31, 2016, the closing price of our common stock on the New York Stock Exchange ranged from $12.78 to $15.39 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

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

As of December 31, 2016, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 25.5% of our outstanding shares of common stock. As a result, these stockholders, acting together, would likely have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and other significant matters such as a merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would likely have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located in San Jose, California, where we occupy facilities totaling approximately 191,800 square feet under a lease. We use these facilities for administration, sales and marketing, research and development, customer support and professional services.

We also lease office spaces in San Bruno, California; San Diego, California; Chicago, Illinois; San Antonio, Texas; Melbourne, Australia; Paris, France; and London, United Kingdom; we use these office spaces for sales and marketing and to deliver professional services locally. We believe that our existing facilities are adequate to meet our current needs, and we intend to procure additional space as needed as we add employees and expand our operations. We believe that, if required, suitable additional or substitute space would be available to accommodate any such expansion of our operations.

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

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules. The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award.  Upon completion of the appeal process, both the surety bond and standby letter of credit will be released. In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment. The appellate hearing took place in November 2015, and in February 2016 the appellate court issued a ruling reversing the District Court’s prior decision and judgment against us, and holding that no reasonable jury could find we infringed the EON patents.  In April 2016, EON filed a petition for a rehearing en banc, which the appellate court denied in May 2016.  In June 2016, the appellate court notified the District Court that the prior judgment in favor of EON was vacated and that judgment was in our favor, and the District Court released our appellate bond obligation.  In July 2016 the District Court awarded us $0.6 million in costs, which EON appealed in August 2016. EON also filed a petition for certiorari to the Supreme Court in October 2016, seeking review of the appellate court’s reversal of the District Court’s original judgment against us, which the Supreme Court denied in January 2017. In February 2017, we agreed with EON that it would pay us $0.5 million in settlement of the cost award, which we received in March 2017.

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

ComEd.  The suit against ComEd was filed in the Northern District of Illinois in November 2015, and also named Exelon Corp., or Exelon, as a defendant. In January 2016, we filed a motion to dismiss the ComEd complaint and to remove Exelon as a defendant. In February 2016, the court granted our motion to dismiss the complaint, and dismissed Exelon from the case with prejudice. In March 2016, Atlas IP filed an amended complaint against ComEd, which the court dismissed in May 2016, finding the complaint to be legally insufficient. The court awarded us reasonable attorneys’ fees and costs in July 2016. Atlas IP filed a notice of appeal in June 2016, seeking to appeal the dismissal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The hearing date is scheduled for March 2017.

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

Acoustic Technology Patent Litigation.  In July 2016, Acoustic Technology, Inc., a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Marshall Division against us. The lawsuit alleges infringement of United States Patent Nos. 5,986,574, and 6,509,841, or the Acoustic Patents, by certain meters and networking technology and services that we provide. The patents will expire in late 2017 and early 2018. We filed a motion to dismiss, as well as a motion to transfer the matter to the Northern District of California, in September 2016, and the hearing was held in March 2017. In March 2017, we filed several petitions for inter partes review with the USPTO, requesting the USPTO to find certain claims of the Acoustic Patents to be unpatentable. We believe that we have meritorious defenses to Acoustic’s allegations and intend to vigorously defend ourselves.

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

	High	Low
Year Ended December 31, 2016
First quarter	$14.75	$9.74
Second quarter	$14.93	$10.29
Third quarter	$14.22	$11.61
Fourth quarter	$15.39	$12.78
Year Ended December 31, 2015
First quarter	$10.17	$7.10
Second quarter	$14.93	$8.95
Third quarter	$14.25	$10.80
Fourth quarter	$16.14	$12.79

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

Stockholders

As of December 31, 2016, there were 127 stockholders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item concerning our equity compensation plans is incorporated by reference to the section of our Proxy Statement for the 2017 Annual Meeting of Shareholders entitled “Equity Compensation Plan Information,” to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

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

	Base	INDEXED RETURNS
	Period	Year Ending
Company / Index	3/13/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Silver Spring Networks, Inc.	100	95.45	38.32	65.50	60.50
NYSE Composite	100	117.08	124.98	119.87	134.18
S&P 1500 Communications Equipment	100	110.33	124.55	110.62	132.43

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No shares of our common stock were repurchased during the quarter ended December 31, 2016.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with our consolidated financial statements, related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of our results to be expected for 2017 or in any future period.

The selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements and are included in this Annual Report on Form 10-K. The consolidated statements of operations data for 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012, are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$311,008	$489,559	$191,288	$326,858	$196,737
Cost of revenue(1)	172,809	263,816	134,951	211,504	165,018
Gross profit	138,199	225,743	56,337	115,354	31,719
Operating expenses:(1)
Research and development	70,673	61,295	64,771	77,018	61,998
Sales and marketing	39,406	33,452	36,388	34,931	29,104
General and administrative	45,801	46,372	41,260	45,160	29,261
Impairment of intangible assets	2,204	—	—	—	—
Restructuring	39	1,671	1,789	—	—
Total operating expenses	158,123	142,790	144,208	157,109	120,363
Operating (loss) income	(19,924)	82,953	(87,871)	(41,755)	(88,644)
Other income (expense), net	670	104	123	(24,828)	(683)
(Loss) income before income taxes	(19,254)	83,057	(87,748)	(66,583)	(89,327)
Provision for income taxes	(2,375)	(3,071)	(1,422)	(224)	(390)
Net (loss) income	(21,629)	79,986	(89,170)	(66,807)	(89,717)
Deemed dividend to convertible preferred stockholders	—	—	—	(105,000)	—
Net (loss) income attributable to common stockholders	$(21,629)	$79,986	$(89,170)	$(171,807)	$(89,717)
Net (loss) income per share attributable to common stockholders
Basic	$(0.42)	$1.60	$(1.84)	$(4.54)	$(24.45)
Diluted	$(0.42)	$1.55	$(1.84)	$(4.54)	$(24.45)
Weighted average shares used to compute net (loss) income per share attributable to common stockholders
Basic	51,444	49,963	48,377	37,877	3,670
Diluted	51,444	51,524	48,377	37,877	3,670

(1)	Includes stock-based compensation expense and common stock warrant issuance cost as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Stock-based compensation expense and common stock warrant issuance cost:
Cost of revenue	$6,744	$6,135	$7,610	$12,275	$2,553
Research and development	9,309	8,060	9,677	17,333	4,229
Sales and marketing	3,652	4,104	6,062	7,060	2,822
General and administrative	10,104	8,180	10,512	15,836	5,488
Total stock-based compensation expense and common stock warrant issuance cost	$29,809	$26,479	$33,861	$52,504	$15,092

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$118,259	$124,445	$120,796	$145,852	$72,646
Deferred cost of revenue, current and non-current	221,408	235,750	333,030	276,123	245,163
Total assets	447,128	457,725	548,194	516,351	417,744
Deferred revenue, current and non-current	385,409	401,813	609,593	524,653	508,056
Long-term debt and capital lease obligations	—	285	1,448	2,998	56,066
Convertible preferred stock	—	—	—	—	270,725
Stockholders’ deficit	(31,536)	(33,865)	(133,819)	(78,118)	(499,508)

Key Non-GAAP and Other Financial Metrics

We supplement our results of operations presented in accordance with GAAP with certain non-GAAP metrics. We manage our business, make planning decisions, evaluate our performance and allocate resources by assessing non-GAAP and other financial metrics such as billings (including product billings, services billings, professional services billings, managed services and SaaS billings, advanced metering infrastructure billings, new solutions billings, and international billings), cost of billings (including product cost of billings and services cost of billings), non-GAAP operating expense and total backlog. We believe that these non-GAAP and other financial metrics, when taken together with the corresponding GAAP financial measures, offer valuable supplemental information regarding the performance of our business, and will help investors better understand the sales volumes and profitability trends, as well as the cash flow characteristics, of our business. The non-GAAP metrics should not be considered in isolation from, are not a substitute for, and do not purport to be an alternative to, revenue, cost of revenue, operating expense, or any other performance measure derived in accordance with GAAP. We may consider whether other significant non-recurring items that arise in the future should also be excluded in calculating the non-GAAP financial measures we use.

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

Advanced Metering Infrastructure Billings

Advanced metering infrastructure billings represent billings associated with products and services for our advanced metering solutions.

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

Non-GAAP Operating Expense

Non-GAAP operating expense consists of research and development, sales and marketing, and general and administrative expenses, excluding amortization and impairment of intangible assets, stock-based compensation, acquisition-related charges, restructuring and legal settlements.

Total Backlog

Total backlog represents future product and services billings that we expect to generate pursuant to contracts that we have entered into with our utility customers and meter manufacturers. Total backlog includes order backlog, which represents future billings for open purchase orders and other firm commitments.

The non-GAAP financial metrics set forth below for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited financial statements. Reconciliations to the comparable GAAP measures are contained in the notes below.

	Year Ended December 31,
	2016	2015	2014
	(unaudited, in thousands)
Product revenue	$193,618	$353,041	$129,333
Services revenue
Managed services and SaaS	65,309	71,947	35,220
Professional services	52,081	64,571	26,735
Total services revenue	117,390	136,518	61,955
Total revenue	$311,008	$489,559	$191,288

Product billings(1)	$189,284	$185,583	$194,024
Services billings(1)
Managed services and SaaS(1)	60,547	52,416	44,504
Professional services(1)	44,772	43,925	38,180
Total services billings(1)	105,319	96,341	82,684
Total billings(1)	$294,603	$281,924	$276,708

Advanced metering infrastructure revenue	$269,046	$421,813	$167,506
New solutions revenue	41,962	67,746	23,782
Total revenue	$311,008	$489,559	$191,288

Advanced metering infrastructure billings (2)	$241,272	$226,070	$235,428
New solutions billings(2)	53,331	55,854	41,280
Total billings(2)	$294,603	$281,924	$276,708

International revenue	$50,779	$63,608	$89,477
International billings(2)	$53,607	$44,853	$33,418

Cost of product revenue	$106,583	$202,430	$77,158
Cost of services revenue
Managed services and SaaS	36,772	31,663	25,800
Professional services	29,454	29,723	31,993
Total cost of services revenue	66,226	61,386	57,793
Total cost of revenue	$172,809	$263,816	$134,951

Cost of product billings(3)	$89,773	$102,827	$131,671
Cost of services billings(3)
Managed services and SaaS(3)	34,357	29,626	24,881
Professional services(3)	26,801	26,813	27,140
Total cost of services billings(3)	61,158	56,439	52,021
Total cost of billings(3)	$150,931	$159,266	$183,692

Research and development	$70,673	$61,295	$64,771
Sales and marketing	39,406	33,452	36,388
General and administrative	45,801	46,372	41,260
Impairment of intangible assets	2,204	—	—
Restructuring	39	1,671	1,789
Total operating expenses	$158,123	$142,790	$144,208

Research and development(4)	$60,121	$52,784	$55,094
Sales and marketing(4)	34,866	28,659	30,129
General and administrative(4)	35,187	32,653	30,847
Total non-GAAP operating expenses(4)	$130,174	$114,096	$116,070

(1)	The following tables reconcile revenue to billings:

	Year Ended December 31, 2016
	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)
Product	$193,618	$(4,334)	$189,284
Services
Managed services and SaaS	65,309	(4,762)	60,547
Professional services	52,081	(7,309)	44,772
Total services	117,390	(12,071)	105,319
Total	$311,008	$(16,405)	$294,603

	Year Ended December 31, 2015
	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)
Product	$353,041	$(167,458)	$185,583
Services
Managed services and SaaS	71,947	(19,531)	52,416
Professional services	64,571	(20,646)	43,925
Total services	136,518	(40,177)	96,341
Total	$489,559	$(207,635)	$281,924

	Year Ended December 31, 2014
	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)
Product	$129,333	$64,691	$194,024
Services
Managed services and SaaS	35,220	9,284	44,504
Professional services	26,735	11,445	38,180
Total services	61,955	20,729	82,684
Total	$191,288	$85,420	$276,708
(a) Amounts presented net of foreign currency translation.

(2)

The following tables reconcile advanced metering infrastructure revenue to advanced metering infrastructure billings, new solutions revenue to new solutions billings, and international revenue to international billings:

	Year Ended December 31, 2016
	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)
Advanced metering infrastructure	$269,046	$(27,774)	$241,272
New solutions	41,962	11,369	53,331
Total	$311,008	$(16,405)	$294,603

International	$50,779	$2,828	$53,607

	Year Ended December 31, 2015
	Revenue	Change in Deferred Revenue (a)	Billings

	(unaudited, in thousands)
Advanced metering infrastructure	$421,813	$(195,743)	$226,070
New solutions	67,746	(11,892)	55,854
Total	$489,559	$(207,635)	$281,924

International	$63,608	$(18,755)	$44,853

	Year Ended December 31, 2014

	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)
Advanced metering infrastructure	$167,506	$67,922	$235,428
New solutions	23,782	17,498	41,280
Total	$191,288	$85,420	$276,708

International	$89,477	$(56,059)	$33,418
(a) Amounts presented net of foreign currency translation.

(3)	The following tables reconcile cost of revenue to cost of billings:

	Year Ended December 31, 2016
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$106,583	$(14,551)	$(1,737)	$(522)	$—	$89,773
Cost of services
Managed services and SaaS	36,772	—	(2,415)	—	—	34,357
Professional services	29,454	—	(2,592)	—	(61)	26,801
Total cost of services	66,226	—	(5,007)	—	(61)	61,158
Total	$172,809	$(14,551)	$(6,744)	$(522)	$(61)	$150,931

	Year Ended December 31, 2015
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$202,430	$(97,274)	$(1,288)	$(1,041)	$—	$102,827
Cost of services
Managed services and SaaS	31,663	—	(2,037)	—	—	29,626
Professional services	29,723	—	(2,810)	—	(100)	26,813
Total cost of services	61,386	—	(4,847)	—	(100)	56,439
Total	$263,816	$(97,274)	$(6,135)	$(1,041)	$(100)	$159,266

	Year Ended December 31, 2014
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$77,158	$56,767	$(1,837)	$(417)	$—	$131,671
Cost of services
Managed services and SaaS	25,800	—	(919)	—	—	24,881
Professional services	31,993	—	(4,853)	—	—	27,140
Total cost of services	57,793	—	(5,772)	—	—	52,021
Total	$134,951	$56,767	$(7,609)	$(417)	$—	$183,692
(a) Amounts presented net of foreign currency translation.

 (4) The following tables reconcile operating expenses to non-GAAP operating expense:

	Year Ended December 31, 2016
	Operating Expenses	Stock-based Compensation	Amortization and Impairment of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses
	(unaudited, in thousands)
Research and development	$70,673	$(9,309)	$—	$—	$(1,243)	$60,121
Sales and marketing	39,406	(3,652)	(626)	—	(262)	34,866
General and administrative	45,801	(10,104)	(33)	—	(477)	35,187
Impairment of intangible assets	2,204	—	(2,204)	—	—	—
Restructuring	39	—	—	(39)	—	—
Total operating expenses	$158,123	$(23,065)	$(2,863)	$(39)	$(1,982)	$130,174

	Year Ended December 31, 2015
	Operating Expenses	Stock-based Compensation	Amortization and Impairment of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses
	(unaudited, in thousands)
Research and development	$61,295	$(8,060)	$—	$—	$(451)	$52,784
Sales and marketing	33,452	(4,105)	(601)	—	(87)	28,659
General and administrative	46,372	(8,179)	(32)	(3,595)	(1,913)	32,653
Restructuring	1,671	—	—	(1,671)	—	—
Total operating expenses	$142,790	$(20,344)	$(633)	$(5,266)	$(2,451)	$114,096

	Year Ended December 31, 2014
	Operating Expenses	Stock-based Compensation	Amortization and Impairment of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses
	(unaudited, in thousands)
Research and development	$64,771	$(9,677)	$—	$—	$—	$55,094
Sales and marketing	36,388	(6,062)	(197)	—	—	30,129
General and administrative	41,260	(10,513)	—	100	—	30,847
Restructuring	1,789	—	—	(1,789)	—	—
Total operating expenses	$144,208	$(26,252)	$(197)	$(1,689)	$—	$116,070

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

Overview

We have more than a decade of experience creating, building and successfully deploying large scale networks and solutions enabling the Internet of Things, or IoT, for critical infrastructure. The IoT refers to a system where a diversity of physical devices has the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading smart grid network platform by applying advanced networking technology and solutions to the power grid. We have broadened our focus beyond the smart grid to other utility networks including gas and water, and other critical infrastructure such as street lights, which enable smarter and more efficient cities, and additional industrial verticals which could benefit from our platform.

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

We believe our technology is also well suited for a range of other solutions across the broader category of the IoT. We are focused on critical infrastructure within the IoT that requires similar networking performance as our smart grid solution. Our first expansion beyond the power grid has been on city infrastructure, specifically networking street lights. We believe that by applying advanced networking technology, we can enable cities to achieve their goals for increasing energy and operating efficiency while improving quality of life. We have begun to expand our reach into an even broader range of IoT markets by working with new and existing customers to open their smart grid networks to third parties and support a wider range of devices, applications and solutions. To date, a substantial majority of our revenue and billings has been attributable to a limited number of customer deployments of our networking platform and advanced metering solution. Please see Part II, Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Metrics, and Factors Affecting Our Performance and Key Elements of Operating and Financial Performance discussed later for more information on billings. We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Under Section 107(b) of the JOBS act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail our company of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Long and Unpredictable Sales Cycles and Customer Concentration

Sales cycles with our prospective customers, particularly to utilities, which are our primary set of prospective customers, tend to be long and unpredictable. Sales cycles can be subject to multiple trial deployments, or pilots, before a full deployment contract is awarded, with no assurance that our networking platform and solutions will be selected. Our customers also typically need to obtain regulatory approval for these deployments. In addition, a substantial majority of our revenue, billings and cash flows depend on relatively large sales to a limited number of customers. As a result of our lengthy sales cycle and relatively large sales to a small number of customers, our revenue, billings and operating results can fluctuate significantly from period to period.

Customer Acceptance Provisions Impact Timing of Revenue Recognition

Our sales are generally made pursuant to MSAs. Our customer arrangements provide that we may bill and collect for products when ownership has transferred and for services when they have been provided. Our MSAs for each customer include initial acceptance provisions, followed by subsequent acceptances as the deployment progresses. The time to achieve these specific performance levels varies based on several factors, which may include the size and density of a customer’s service territory and the complexity of a customer’s deployment plan. From incorporation through December 31, 2014, we deferred revenue for arrangements that contain customer-specific acceptance criteria until we determined whether acceptance was achieved due to our limited experience with customer deployments during that time period. During the quarter ended March 31, 2015, following the completion of analyses of our historical experience, we determined that receipt of customer acceptance is no longer considered necessary if (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria are met. As a result, we have changed the timing of revenue recognition based on customer acceptance.  See Part II, Item 8. Financial Statements and Supplementary Data, Note 1, Significant Accounting Policies — Revenue Recognition, of Notes to Consolidated Financial Statements, for further details.

Reliance on Third-Party Manufacturers

We outsource the manufacturing of our hardware products to third-party contract manufacturers. Accordingly, a significant portion of our cost of revenue and substantially all of our deferred costs consist of payments to our contract manufacturers. Our contract manufacturers generally secure capacity and procure component inventory on our behalf based on a rolling forecast. To protect against component shortages and to provide replacement parts for our service teams, we manage our supply chain with third-party contract manufacturers to establish adequate quantities of key components. As part of our design review process, we also attempt to identify alternative or substitute parts for single-source components to further mitigate the risk of shortages.

Although we gain significant benefits from outsourcing manufacturing, it results in less control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, product costs and product supply.

Product Costs

Our objective is to continue decreasing product costs and improving product gross margins through engineering design cost reductions, higher volume purchasing of our hardware, elimination of single-source parts and additional economies of scale. We leverage the production capacity of our third-party contract manufacturers to maintain production volume capacity and benefit from their volume component buying power. This allows us to preserve flexibility over our supply chain, while committing to minimum production volumes.  We do expect fluctuation in our product cost of billings in future periods but expect our third-party content to remain at lower levels in 2017.

Innovation of New Products and Services Expansion

An important aspect of our strategy depends on our ability to expand beyond advanced metering sales and sell additional solutions to our existing and prospective customers. In December 2015, we announced Starfish, a wireless IPv6 network service for the IoT. Our internal investments in SilverLink and our January 2015 acquisition of Detectent are intended to assist us in selling additional solutions to our existing and prospective customers.  There can be no assurance that these products and services will be accepted by utilities or consumers. Similarly, our future success depends on our ability to expand our business beyond the smart grid into smart city infrastructure. Our May 2014 acquisition of SLV added street light control and management software to broaden our smart city and street lights offerings. There can be no assurance that this or other future smart city products and services, or other future products and services for additional industrial vertical markets will be accepted by potential customers. Other competing products and services for both the smart grid and smart city infrastructure may emerge and may be more successful.

International Expansion

Our future growth will depend, in part, on our ability to increase sales of our networking platform internationally. Historically, the majority of our revenue and billings have been generated from the United States. In 2016, international customers accounted for 16% of revenue and 18% of our billings, respectively. We intend to aggressively pursue new customers internationally, which may increase operating expenses in the near term and may not result in revenue or billings until future periods, if at all.

Investments in Growth

We believe the smart grid and smart city markets are still in their infancy and our objective is to continue to invest for long-term growth. We expect to continue to invest significantly in our research and development initiatives, which we believe are essential to enhancing our competitive position and developing new products. In addition, we expect to continue to expand our sales organization and partnerships to market our solutions both in the United States and internationally. We may incur losses in future periods as we continue to invest in our growth.

Recent Development in our Business

Organizational Restructuring

On March 10, 2017, we approved a restructuring plan designed to drive progress towards our long-term model and to better align investments to our growth and key businesses, such as continued global expansion, Starfish, and other smart city and IoT initiatives. See Part II, Item 9B, Other Information, for more details.

Key Elements of Operating and Financial Performance

We monitor the key elements of our operating and financial performance set forth below to help us evaluate growth trends, determine investment priorities, establish budgets, measure the effectiveness of our sales efforts and assess operational efficiencies. These key elements of operating and financial performance include financial metrics presented in accordance with GAAP as well as non-GAAP metrics which consist of billings (including product billings, services billings, professional services billings, managed services and SaaS billings, advanced metering infrastructure billings, new solutions billings and international billings), cost of billings (including product cost of billings and services cost of billings), non-GAAP operating expenses and total backlog. For more information regarding our use of non-GAAP metrics, see Part II, Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Metrics.

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. In 2016, product revenue represented 62% and service revenue represented 38% of our total revenue. For the year ended December 31, 2016, we delivered approximately 2.6 million endpoints. We have delivered approximately 25.5 million cumulative endpoints from inception to December 31, 2016.

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

Our service revenue includes fees for managed services and SaaS, and professional services. For the year ended December 31, 2016, revenue from managed services and SaaS, and professional services represented 21% and 17%, respectively, of our total revenue.

For the year ended December 31, 2016, our advanced metering solutions represented 87% of total revenue and our new solutions represented 13% of total revenue. Advanced metering solutions revenue includes hardware and software products along with services primarily related to deployment of the network canopy through our access points and the shipment of our communications modules which are integrated into third-party meters for deployment to homes and businesses supported by our customer base. New solutions revenue includes revenue derived from our products and services beyond our advanced metering solutions, such as distribution automation, demand side management, demand response, smart cities, street lights and SilverLink Data Platform.

To date, a substantial majority of our revenue is attributable to a limited number of customer deployments of our advanced metering solution. In 2016, the deployments for CPS, ComEd and AusNet, represented 29%, 28% and 12% of our total revenue, respectively.

Each of these total revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to our third-party device manufacturers, as well as direct revenue from our customers. We expect that a limited number of customers will continue to account for a substantial portion of our revenue in future periods, although these customers have varied and are likely to vary from period to period.

Billings

For the year ended December 31, 2016, product billings represented 64%, and service billings represented 36%, of our total billings. For a description of billings, see Part II, Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Metrics. Our service billings include billings from managed services and SaaS, and professional services. For the year ended December 31, 2016, billings from managed services and SaaS and professional services represented 21% and 15%, respectively, of our total billings.

For the year ended December 31, 2016, billings from our advanced metering solutions and new solutions represented 82% and 18%, respectively, of total billings.

To date, a substantial portion of our billings is attributable to a limited number of customer deployments of our advanced metering solution. In 2016, the deployments for ComEd, FP&L and CPS represented 31%, 11% and 10% of total billings, respectively. We expect that a limited number of customers will continue to account for a substantial portion of our revenue in future periods although these customers have varied and are likely to vary from period to period.

Each of these total billings percentages includes amounts related to the customers’ deployments that were invoiced directly to our third-party device manufacturers, as well as direct invoices to our customers.

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

Services cost of revenue includes compensation and related costs for our services delivery, customer operations and customer support personnel, facilities and infrastructure cost and depreciation, and data center costs. In accordance with our accounting policies, we recognize services cost of revenue in the period in which it is incurred even though the associated services revenue may be required to be deferred as described under Critical Accounting Policies and Estimates.

Cost of Billings

Cost of billings represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation and amortization of acquired intangibles and acquisition-related charges as described in Part II, Item 6. Selected Consolidated Financial Data, Key Non-GAAP and Other Financial Metrics.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as impairment of acquired intangibles and restructuring charges. Personnel-related expense represents a significant component of our operating expenses. Our regular full-time employee headcount increased from 652 as of December 31, 2015 to 702 as of December 31, 2016.

Research and Development

We expense our research and development costs as they are incurred. Research and development expense represents the largest component of our operating expenses and consists primarily of:

•	compensation, including salaries, bonuses, and benefits and stock-based compensation provided to our hardware and software engineering personnel, as well as facility costs and other related overhead;
•	cost of prototypes and test equipment relating to the development of new products and the enhancement of existing products; and
•	fees for design, testing, consulting, and other related services.

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

•	fees paid for professional services, including legal, tax and accounting services; and
•	legal settlement expenses.

Results of Operations and Key Non-GAAP Financial Metrics

The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands)			$ Change	% Change	$ Change	% Change
Consolidated Statements of Operations Data:
Revenue	$311,008	$489,559	$191,288	$(178,551)	(36)%	$298,271	156%
Cost of revenue	172,809	263,816	134,951	(91,007)	(34)%	128,865	95%
Gross profit	138,199	225,743	56,337	(87,544)	(39)%	169,406	301%
Operating expenses:
Research and development	70,673	61,295	64,771	9,378	15%	(3,476)	(5)%
Sales and marketing	39,406	33,452	36,388	5,954	18%	(2,936)	(8)%
General and administrative	45,801	46,372	41,260	(571)	(1)%	5,112	12%
Impairment of intangible assets	2,204	—	—	2,204	100%	—	0%
Restructuring	39	1,671	1,789	(1,632)	(98)%	(118)	(7)%
Total operating expenses	158,123	142,790	144,208	15,333	11%	(1,418)	(1)%
Operating (loss) income	(19,924)	82,953	(87,871)	(102,877)	(124)%	170,824	(194)%
Other income (expense), net	670	104	123	566	544%	(19)	(15)%
(Loss) income before income taxes	(19,254)	83,057	(87,748)	(102,311)	(123)%	170,805	(195)%
Provision for income taxes	(2,375)	(3,071)	(1,422)	696	(23)%	(1,649)	116%
Net (loss) income	$(21,629)	$79,986	$(89,170)	$(101,615)	(127)%	$169,156	(190)%

Revenue

The following table sets forth our revenue for the periods shown:

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands)			$ Change	% Change	$ Change	% Change
Product revenue	$193,618	$353,041	$129,333	$(159,423)	(45)%	$223,708	173%
Percent of revenue	62%	72%	68%
Service revenue
Managed services and SaaS	65,309	71,947	35,220	(6,638)	(9)%	36,727	104%
Professional services	52,081	64,571	26,735	(12,490)	(19)%	37,836	142%
Total services revenue	117,390	136,518	61,955	(19,128)	(14)%	74,563	120%
Percent of revenue	38%	28%	32%
Revenue	$311,008	$489,559	$191,288	$(178,551)	(36)%	$298,271	156%

From incorporation through December 31, 2014, we deferred revenue for arrangements that contained customer-specific acceptance criteria until we determined whether acceptance was achieved due to our limited experience with customer deployments during that period. We performed an ongoing evaluation of the sufficiency of historical experience in determining the effect of customer-specific acceptance terms on timing of revenue recognition. During the quarter ended March 31, 2015, following the completion of analyses of historical experience, we determined that we have sufficient objective evidence to conclude that (i) network solution testing conducted in prior deployments can be relied upon to demonstrate that products and services delivered for deployments of other customers will meet acceptance testing criteria, provided that such prior deployments have similar characteristics and substantially similar testing criteria, or (ii) in absence of such evidence from prior deployments, network solution testing in the initial service area for a specific customer deployment can be relied upon to demonstrate that products and services delivered for subsequent service areas within that same deployment will meet subsequent acceptance testing criteria, provided that such initial network solution testing is successfully completed, and the testing criteria in the initial service area are substantially similar to the agreed-upon testing criteria for the remaining service areas. Explicit receipt of acceptance from customers is no longer necessary if (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria were met.

Total revenue recognized was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions. Of our total revenue, revenue from our advanced metering solutions and new solutions represented 87% and 13%, respectively, for the year ended December 31, 2016, 86% and 14%, respectively, for the year ended December 31, 2015, and 88% and 12%, respectively, of total revenue for the year ended December 31, 2014. The decrease in revenue for the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the absence of the cumulative catch-up adjustment resulting from the change in assessment of the impact of customer-specific acceptance criteria recorded in 2015, which increased product and service revenue by $111.3 million and $28.1 million, respectively, and from a net reduction in the receipt of initial customer acceptances. This same cumulative catch-up adjustment was the primary reason for the increase in revenue for the year ended December 31, 2015, as compared to the same period in 2014.

In 2016, the deployments for CPS, ComEd and AusNet represented 29%, 28% and 12% of our revenue, respectively. In 2015, the deployments for ComEd and PHI Service Company, or PHI, represented 31% and 27% of our revenue, respectively. In 2014, the deployments for CHED Service Pty Ltd, or CHED, and Progress Energy Service Company LLC (which was acquired by Duke Energy Corporation) or Progress, represented 21% and 13% of our revenue, respectively.

We anticipate that revenue in 2017 will be higher than the levels achieved in 2016, and may fluctuate from period to period throughout 2017 primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements as described above under Factors Affecting Our Performance—Customer Acceptance Provisions Impact Timing of Revenue Recognition.

Product Revenue

The decrease in product revenue for the year ended December 31, 2016, as compared to the same period in 2015, was                                          due to the absence of the $111.3 million cumulative catch-up adjustment resulting from the change in assessment of the impact of customer-specific acceptance criteria recorded in 2015, with the remaining from a net reduction in the receipt of initial customer acceptances.

The increase in product revenue for the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to the $111.3 million cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria. The remaining increase of revenue was primarily due to the receipt of initial customer acceptances, and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015.

Service Revenue

The decrease in service revenue for the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the absence of the $28.1 million cumulative catch-up adjustment resulting from the change in assessment of the impact of customer-specific acceptance criteria recorded in 2015, offset in part by a net increase in the receipt of initial customer acceptances.

The increase in services revenue for the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to the $28.1 million cumulative catch up adjustment recorded during the three months ended March 31, 2015 as a result of a change in assessment of the impact of customer-specific acceptance criteria. The remaining increase of revenue was due to the receipt of initial customer acceptances, and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015.

Our revenue from product, managed services and SaaS, and professional services represented 62%, 21% and 17%, respectively, of our total revenue for the year ended December 31, 2016, and 72%, 15% and 13%, respectively, of our total revenue for the year ended December 31, 2015, and 68%, 18% and 14%, respectively, of our total revenue for the year ended December 31, 2014.

We anticipate that total revenue, product and services, in 2017 may fluctuate from period to period throughout 2017 primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements as described above under Factors Affecting Our Performance—Customer Acceptance Provisions Impact Timing of Revenue Recognition.

Billings

The following table sets forth our billings for the periods shown:

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(unaudited, in thousands)			$ Change	% Change	$ Change	% Change
Product billings	$189,284	$185,583	$194,024	$3,701	2%	$(8,441)	(4)%
Services billings
Managed services and SaaS	60,547	52,416	44,504	8,131	16%	7,912	18%
Professional services	44,772	43,925	38,180	847	2%	5,745	15%
Total services billings	105,319	96,341	82,684	8,978	9%	13,657	17%
Total billings	$294,603	$281,924	$276,708	$12,679	4%	$5,216	2%

For the year ended December 31, 2016, billings from product and services represented 64% and 36% of our total billings, respectively. We delivered approximately 2.6 million endpoints during the year ended December 31, 2016, as compared to approximately 2.7 million endpoints during the same period in 2015. The increase in product billings was primarily driven by an increase in software billings from a significant new customer, offset in part by a decrease in hardware billings from lower endpoint shipments during the year. The increase in services billings was primarily due to an increase in managed services and SaaS billings driven by an expanded footprint of cumulative endpoints delivered and set up fees for new projects. Billings from international customers represented 18% of total billings in 2016.

For the year ended December 31, 2015, billings from product and services represented 66% and 34% of our total billings, respectively. We delivered approximately 2.7 million endpoints during the year ended December 31, 2015, as compared to approximately 2.1 million endpoints during the same period in 2014. The growth in managed services and SaaS business was due to ramp up of full deployment from customers as well as the acquisition of Detectent, which expanded our service offerings. This increase was offset by a net decrease in product billings primarily due to lower third-party content and product mix. The net decrease in product billings was a result of $22.1 million decrease in hardware volume primarily related to reduced third-party content, offset by a $13.7 million increase in software revenue. Billings from international customers represented 16% of total billings in 2015.

Billings from our advanced metering and new solutions represented 82% and 18%, respectively, of our total billings for the year ended December 31, 2016, 80% and 20%, respectively, of our total billings for the year ended December 31, 2015, and 85% and 15%, respectively, of our total billings for the year ended December 31, 2014.

Billings from product, managed services and SaaS, and professional services represented 64%, 21% and 15%, respectively, of our total billings for the year ended December 31, 2016, 66%, 19% and 15%, respectively, of our total billings for the year ended December 31, 2015, and 70%, 15% and 15%, respectively, of our total billings for the year ended December 31, 2014.

To date, a substantial portion of our billings is attributable to a limited number of customer deployments of our advanced metering solution. In 2016, the deployments for ComEd, FP&L and CPS represented 31%, 11% and 10% of total billings, respectively. In 2015, the deployments for ComEd, CPS and FP&L represented 33%, 11% and 11% of total billings, respectively. In 2014, the deployments for ComEd, Baltimore Gas and Electric Company, or BG&E, and Virginia Electric and Power Company, or Dominion, represented 19%, 13%, and 10% of total billings, respectively.

We anticipate that billings will fluctuate period to period throughout 2017, with modest growth as compared to the year ended December 31, 2016 for the reasons as described above under —Factors Affecting Our Performance.

Cost of Revenue

The following table sets forth our cost of revenue for the periods shown:

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands)			$ Change	% Change	$ Change	% Change
Cost of product revenue	$106,583	$202,430	$77,158	$(95,847)	(47)%	$125,272	162%
Cost of services revenue
Managed services and SaaS	36,772	31,663	25,800	5,109	16%	5,863	23%
Professional services	29,454	29,723	31,993	(269)	(1)%	(2,270)	(7)%
Total cost of services revenue	66,226	61,386	57,793	4,840	8%	3,593	6%
Total cost of revenue	$172,809	$263,816	$134,951	$(91,007)	(34)%	$128,865	95%

Product Cost of Revenue. The decrease in product cost of revenue for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily due to the absence of a $55.9 million in product costs associated with revenue recognized from the cumulative catch-up adjustment in 2015, from a net reduction in the receipt of initial customer acceptances in 2016, and lower warranty expenses.

The increase in product cost of revenue for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was due in part to the $55.9 million cumulative catch-up adjustment from the change in assessment of the impact of customer-specific acceptance criteria. The remaining increase of $69.4 million was due to the receipt of customer acceptance in 2015 of an initial phase of deployment of our networking platform and solution with the remainder of the increase due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2015.

Service Cost of Revenue. The increase in service cost of revenue for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was due to an increase of $3.2 million in employee compensation expense primarily from higher average headcount during 2016, and $1.7 million in higher facilities and infrastructure cost.

The increase in service cost of revenue for the year ended December 31, 2015, as compared to the year ended December 31, 2014, $5.8 million was due to an increase in professional services employee compensation and personnel-related expenses driven by increase in headcount as a result of the Detectent acquisition, and partially offset by a decrease of $2.0 million in stock-based compensation expense.

Changes in our service cost of revenue are disproportionate to changes in our service revenue because we recognize service cost of revenue in the period in which it is incurred even though the associated service revenue may be required to be deferred, as previously described under Key Elements of Operating and Financial Performance—Cost of Revenue. In addition, we may incur gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Cost of Billings

The following table sets forth our cost of billings for the periods shown:

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(unaudited, in thousands)			$ Change	% Change	$ Change	% Change
Cost of product billings	$89,773	$102,827	$131,671	$(13,054)	(13)%	$(28,844)	(22)%
Cost of services billings
Managed services and SaaS	34,357	29,626	24,881	4,731	16%	4,745	19%
Professional services	26,801	26,813	27,140	(12)	(0)%	(327)	(1)%
Total cost of services billings	61,158	56,439	52,021	4,719	8%	4,418	8%
Total cost of billings	$150,931	$159,266	$183,692	$(8,335)	(5)%	$(24,426)	(13)%

The overall cost of billings decreased during the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to a decrease in cost of product billings, offset in part by an increase in cost of service billings. Cost of product billings decreased primarily due to fewer endpoints delivered and cost savings from manufacturing efficiencies.  Cost of service billings increased primarily due to an increase in employee compensation expense driven by higher average headcount during 2016.

The overall cost of billings decreased during the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to a decrease in product cost of billings. Cost of billings decreased primarily due to a reduced mix of lower-margin third-party content in our overall billing mix, partially offset by higher service costs.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands)			$ Change	% Change	$ Change	% Change
Research and development	$70,673	$61,295	$64,771	$9,378	15%	$(3,476)	(5)%
Sales and marketing	39,406	33,452	36,388	5,954	18%	(2,936)	(8)%
General and administrative	45,801	46,372	41,260	(571)	(1)%	5,112	12%
Impairment of intangible assets	2,204	—	—	2,204	100%	—	0%
Restructuring	39	1,671	1,789	(1,632)	(98)%	(118)	(7)%
Operating expenses	$158,123	$142,790	$144,208	$15,333	11%	$(1,418)	(1)%

Operating expenses consist primarily of employee compensation, including salaries, commissions, bonuses, benefits and stock-based compensation, which fluctuate from period to period. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate continued spending in future periods in order to execute our long-term business plan. Facilities and information technology costs are allocated to each department based on usage and headcount.

Research and Development. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

The increase in research and development expense for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was driven by increases of $4.6 in employee compensation and personnel-related expenses primarily from higher average headcount during 2016, $2.4 million in outside services and engineering spending, $0.5 million in software maintenance costs, and the rest primarily from $1.7 million in facility and infrastructure costs resulting from the new San Jose headquarters.

The decrease in research and development expense for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily due to a decrease of $4.4 million in employee compensation and personnel-related expenses from lower average headcount in 2015, offset in part by an increase in external consulting, outside services and engineering spending of $0.9 million.

We intend to continue to invest significantly in our research and development efforts, which we believe are essential to enhancing our competitive position and developing new products.

Sales and Marketing. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities.

The increase in sales and marketing expense for the year ended December 31, 2016, as compared to the year ended December 31, 2015, was driven by increases of $3.6 in commissions from several significant new awards during 2016, $0.4 million in employee compensation, $0.6 million in marketing and trade show expenses, $0.5 million in outside service expenses and $0.3 million in facility and infrastructure costs resulting from the new San Jose headquarters.

The decrease in sales and marketing expense for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was due to decrease in employee compensation and personnel-related expenses of $3.3 million primarily due to a decrease in stock-based compensation resulting from higher expenses in the year of 2014 due to equity awards becoming fully vested by the end of the year ended December 31, 2014, equity awards cancelled as a result of restructuring actions in the third quarter of 2014 and lower average grant date fair value of awards granted in 2015. This decrease was offset in part by an increase of $0.4 million in amortization expense related to acquired intangible assets.

General and Administrative. General and administrative expense for the year ended December 31, 2016, as compared to the year ended December 31, 2015, remained relatively flat.  Decreases of $3.6 million in legal settlements and $1.4 million in acquisition-related costs in connection with the Detectent acquisition, were partially offset by increases of $4.5 million in employee compensation and personnel-related expenses primarily from higher average headcount.

The increase in general and administrative expense for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was driven by $3.6 million in legal settlements, $2.8 million in external consulting, $1.9 million in acquisition related costs in connection with the Detectent acquisition, and $0.8 million of other administrative expenses. These increases were offset in part by a $1.9 million decrease in employee compensation and personnel-related expense and a $1.6 million decrease in outside services fees.

Impairment of Intangible Assets. During the year ended December 31, 2016, we recorded an impairment charge of $2.2 million related to intangible assets in our consolidated statements of operations. See Part II, Item 8. Financial Statements, Note 6, Goodwill and Intangible Assets, of Notes to Consolidated Financial Statements for more information.

Restructuring.  We initiated a restructuring plan during the third quarter of 2014 to refocus our strategy, optimize our structure, and improve operational efficiencies. We completed this restructuring plan during the first quarter of 2016.  We incurred restructuring charges of approximately $39,000, $1.7 million and $1.8 million related to workforce reductions as a result of this restructuring plan during the years ended December 31, 2016, 2015 and 2014. See Part II, Item 8. Financial Statements and Supplementary Data, Note 14, Restructuring, of Notes to Consolidated Financial Statements for more information.

Other Income (Expense), Net

The following table sets forth our other income (expense), net, for the periods shown:

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands)			$ Change	% Change	$ Change	% Change
Interest income	$470	$468	$316	$2	0%	$152	48%
Interest expense	(7)	(52)	(132)	45	(87)%	80	(61)%
Other expense, net	207	(312)	(61)	519	(166)%	(251)	411%
Other income (expense), net	$670	$104	$123	$566	544%	$(19)	(15)%

Other income (expense), net, consists primarily of interest income on cash balances, foreign currency-related gains and losses, interest expense on capital leases. We have historically invested our cash in money market accounts and fixed income securities.

Other income (expense), net, increased for the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to increase in other income due to foreign currency gain.

Other income (expense), net, was relatively flat for the year ended December 31, 2015 as compared to the year ended December 31, 2014, as increase of $0.3 million in foreign currency loss was offset by increase in interest income of $0.2 million and decrease in interest expense of $0.1 million.

Provision for Income Taxes

Provision for income taxes for the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $3.1 million and $1.4 million, respectively. Our effective tax rate for the years ended December 31, 2016, 2015 and 2014 was (12.3)%, 3.7% and (1.6)%, respectively.

Our 2016, 2015 and 2014 effective tax rates differed from the 35% statutory rate primarily due to the utilization of U.S. deferred tax assets, which were subject to a valuation allowance, differences between the U.S. federal tax rate and tax rates applicable to our non-U.S. operations, non-deductible stock-based compensation and state taxes. The provision for income taxes and the effective rate between 2016 and 2015 differed primarily from a year-over-year decrease in our pre-tax income in addition to having recorded an income tax benefit in 2015 from the release of a valuation allowance related to the purchase accounting effects of our Detectent acquisition. The provision for income taxes and the effective rate between 2015 and 2014 differed primarily due to the year-over-year increase in pre-tax income.

For 2016, our provision for income taxes was primarily comprised of state taxes and foreign taxes associated with our foreign subsidiaries. We have not reported a provision for federal taxes in our consolidated financial statements as our federal taxable income has been offset by deferred tax assets arising from prior year net operating losses. Our state provision arose from state minimum taxes and income tax from several states where there were insufficient net operating losses from prior years to offset state taxable income. Our provision for income taxes for 2015 was similar to 2016 with the exception of a $1.1 million income tax benefit, which was recorded from the release of a valuation allowance due to the purchase accounting effects of our Detectent acquisition. Our provision for income tax for 2014 was primarily comprised of state and foreign taxes.

As of December 31, 2016, we had federal and state net operating loss carryforwards of $140.2 million and $265.1 million, respectively. If not utilized, our federal and state net operating loss carryforwards will begin to expire in 2028 and 2018, respectively.

We recognize deferred tax assets and liabilities for both the expected impact of the book-to-tax basis difference of our assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all, or a portion, of our deferred tax assets will not be realized. We consider all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. A significant piece of objective negative evidence considered was the U.S. cumulative losses that we incurred over the recent years through December 31, 2016, after adjusting for the cumulative catch-up adjustment resulting from the change in assessment of the impact of customer-specific acceptance criteria recorded in 2015 which resulted in $83.8 million of additional book income.

In 2016 and 2015, we reported U.S. pre-tax income of $22.9 million and $116.5 million, respectively. We, however, have not yet been able to establish a sustained level of profitability in the United States or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance of $131.6 million against our deferred tax assets as of December 31, 2016. The valuation allowance decreased by $11.1 million and $43.6 million in 2016 and 2015, respectively, primarily due to the utilization of U.S. deferred tax assets from net operating loss carryforwards.  If or when the U.S. deferred tax assets are recognized, the tax benefits related to any reversal of the valuation allowance on our U.S. deferred tax assets will be accounted for as a reduction of our income tax expense. We have no material valuation allowance against our net deferred tax assets with respect to foreign jurisdictions as of December 31, 2016.

Our effective income tax rates for 2017 and future periods will depend on a variety of factors, including changes in our deferred tax valuation allowance, changes in our business such as acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of our business functions or assets, changes in the geographic mix of our income, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.

Liquidity and Capital Resources

As of December 31, 2016, we had $50.4 million in cash and cash equivalents and $67.9 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations through the next 12 months.

At December 31, 2016, our total cash, cash equivalents and short-term investments of $118.3 million were held for general corporate purposes. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. However, if these funds were needed for our domestic operations, we would be required to accrue and pay insignificant U.S. state taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.

We expect that operating expenses will constitute a material use of our cash balances. In the near term, we intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate increased spending in future periods in order to execute our long-term business plan. In addition, we may use cash to fund acquisitions or invest in other businesses, technologies or product lines. Our cash flows from operating activities have fluctuated since our inception, and we expect cash flows to fluctuate from period to period in 2017 and beyond. We believe that our available cash balances and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of customer wins and related billings and the expansion of our production capacity, as well as sales and marketing activities, timing and extent of spending on research and development efforts, and the continuing market acceptance of our networking platform and solutions.

On December 18, 2015, we entered into a senior secured credit facilities credit agreement, or Credit Facility, with Silicon Valley Bank and HSBC Bank USA, National Association, or HSBC, which provides a revolving loan facility in an aggregate amount not to exceed $75 million with an available letter of credit sub-facility in the aggregate amount of $75 million and an available swingline sub-facility in the aggregate amount of $5 million. As of December 31, 2016, there were no borrowings outstanding under the Credit Facility; however, this line of credit is backing $17.2 million of letters of credit, leaving $57.8 million of available capacity for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end. As of December 31, 2016, we were in compliance with the financial covenants in the Credit Facility.

Uses of Capital

We are occasionally required to provide performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. For example, in December 2014, we filed a surety bond in the amount of $17.6 million in connection with a notice of appeal that we filed with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. in our ongoing patent infringement litigation with EON. See Part II, Item 8. Financial Statements and Supplementary Data, Note 15, Commitments and Contingencies, of Notes to Consolidated Financial Statements for more information. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements could have a material adverse effect on our future revenue and business prospects.

Capital Expenditures

Our capital expenditures were $24.8 million, $5.4 million and $6.1 million in the years ended December 31, 2016, 2015 and 2014, respectively. The increase in 2016 was primarily related to the investment in our new San Jose headquarters, and to support increased network operations, hosting data centers and corporate infrastructure. In 2017, we expect capital expenditures to decrease. We will continue to use a portion of our cash for capital expenditures in the development of new products and services and expansion of our infrastructure, including servers and equipment related to managed services, SaaS, and other information systems required to support increased demand for our offerings and the related infrastructure.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(unaudited, in thousands)			$ Change	% Change	$ Change	% Change
Cash provided by (used for) operating activities	$20,762	$19,687	$(8,765)	$1,075	5%	$28,452	(325)%
Cash (used for) investing activities	(33,924)	(11,688)	(12,270)	$(22,236)	190%	$582	(5)%
Cash (used for) financing activities	(1,608)	(3,004)	(983)	$1,396	(46)%	$(2,021)	206%

Cash Flows from Operating Activities

Cash provided by operating activities increased during the year ended December 31, 2016, as compared to the same period in 2015, primarily as a result of an increase in cash provided by working capital of $94.1 million, offset in part by lower net income of $101.6 million.

Cash flows provided by operating activities increased during the year ended December 31, 2015, as compared to the same period in 2014, primarily as a result of higher net income of $169.2 million, offset in part by a decrease in cash used by working capital of $133.7 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to purchases sales and maturities of available-for-sale investment securities, capital expenditures to support our growth and cash paid in connection with a business combination.

Cash used in investing activities increased during the year ended December 31, 2016, as compared to the same period in 2015, due to a $19.5 million increase in purchases of leasehold improvements and furniture and fixtures primarily from the investment in our new San Jose headquarters, and from a $7.1 million decrease in cash paid for acquisitions, no payment in 2016 compared to $7.1 million for Detectent in 2015.  The remainder of the change related to the timing of purchases, sales and maturities of available-for-sale investments.

Cash used in investing activities decreased during the year ended December 31, 2015, as compared to the same period in 2014.  This change was primarily from a $1.6 million decrease in cash paid for acquisitions, $7.1 million for Detectent in 2015 compared to $8.7 million for Streetlight.Vision in 2014, and from a $0.7 million decrease in purchases of property and equipment.  The remainder of the change related to the timing of purchases, sales and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Cash used by financing activities decreased during the year ended December 31, 2016, as compared to the same period in 2015, primarily due to a $0.9 million decrease in payments on capital lease obligations and from an increase of $0.7 million in net proceeds from the issuance of common stock.

Cash used by financing activities increased during the year ended December 31, 2015, as compared to the same period in 2014, primarily due to a decrease of $3.2 million in net proceeds from the issuance of common stock, offset in part by a $0.7 million decrease in payments for taxes related to the net share settlement of equity awards and from a $0.4 million decrease in payments on capital lease obligations.

Concentration of Credit Risk

We typically extend credit to our customers and third-party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of December 31, 2016, ComEd and FP&L accounted for 25% and 12%, respectively, of our accounts receivable. As of December 31, 2015, AusNet, FP&L, CPS, ComEd and Pacific Gas and Electric Co., or PG&E, accounted for 17%, 15%, 11%, 11% and 10%, respectively, of our accounts receivable.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third-parties as required for certain transactions initiated either by us or our subsidiaries. As of December 31, 2016, our financial guarantees that were not recorded on our balance sheet consisted of $17.2 million of standby letters of credit under our Credit Facility.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2016 (in thousands)

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations(1)	$71,899	$7,728	$7,850	$22,174	$34,147
Purchase commitments(2)	8,695	8,695	—	—	—
Total	$80,594	$16,423	$7,850	$22,174	$34,147

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.
(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding.

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

We consider an accounting policy to be critical if it is important to our financial condition and results of operations, and if it entails significant judgment, subjectivity and complexity on the part of management in its application. We consider the following accounting policies to be our critical accounting policies.

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

Explicit receipt of acceptance from customers is no longer necessary if (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria were met.

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

Inventory Valuation

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. The determination of market value involves numerous judgments including estimated average selling prices based upon recent sales volumes, industry trends, existing customer orders and current contract prices. We evaluate our ending inventory for excess and obsolescence based on forecasted demand within specific time horizons, technological obsolescence, and an assessment of any inventory that is not in saleable condition. Forecasted demand requires management estimates and is subject to several uncertainties including market and economic conditions, technology changes and new product introductions. Actual demand may differ from forecasted demand, and such differences may have a material impact on recorded inventory values and operating results. Although we strive for accuracy in our forecasts of future product demand and market value, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory commitments and on our reported results. If actual market conditions are less favorable than those projected, additional write-downs and other charges against earnings may be required. If actual market conditions are more favorable, we may realize higher gross profits in a future period if the written-down inventory is sold. Historically, our excess and obsolete charges have not been material.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance stock units, and shares issued pursuant to our employee stock purchase plan, based on estimated fair values.

•

The fair values of stock options are estimated at the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for the expected volatility, risk-free interest rate, and expected term. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award. Our excess tax benefits cannot be credited to stockholders’ equity until the deduction reduces cash taxes payable, accordingly, we realized $0.1 million, $0.2 million and $0.1 million excess tax benefits during fiscal years 2016, 2015 and 2014, respectively. The amount of capitalized stock-based employee compensation cost as of December 31, 2016 and 2015 was not material.

•

The fair values of restricted stock and restricted stock units are determined based upon the fair value of the underlying common stock at the date of grant. Prior to our IPO, restricted stock units contained certain service and performance-based conditions. The expense associated with the performance-based grants was recorded in connection with our IPO when the performance condition was determined to be probable. The fair value of performance stock units are estimated at the date of grant using a Monte-Carlo simulation. See Part II. Item 8. Consolidated Financial Statements and Supplementary Data, Note 1. Summary of Business and Description of Significant Accounting Policies for more information.

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

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the course of business. We use significant judgment and assumptions to estimate the likelihood of the loss or impairment of an asset or the incurrence of a liability in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We record a charge equal to the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. See Part II, Item 8. Consolidated Financial Statements and Supplementary Data, Note 15, Commitments and Contingencies for information about legal contingencies.

Income Taxes

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, we are required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results. Therefore, cumulative losses weigh heavily in the overall assessment.

In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing deferred tax liabilities, the carry back of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence; this evaluation involves assumptions about future activity. Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets.

In 2016 and 2015, we reported U.S. pre-tax income, compared to pre-tax losses in each of the prior seven years. After adjusting for a cumulative catch-up adjustment resulting from the change in assessment of the impact of customer-specific acceptance criteria recorded in 2015, which resulted in $83.8 million of additional book income, the 2015 U.S. pre-tax income would have been significantly reduced.  As such, we have not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against our U.S. deferred tax assets.

In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate.

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

The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of December 31, 2016, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, or BPS, 100 BPS, and 150 BPS.

(in thousands)	-100 BPS	-50 BPS	Fair Value December 31, 2016	+50 BPS	+100 BPS
Total fixed income securities	$70,820	$70,374	$69,911	$69,449	$68,986

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our Credit Facility. The interest bearing credit facility is denominated in U.S. dollars. The revolving loans and any swingline loans made pursuant to our credit facility bear interest at a rate per annum equal to (i) the higher of (a) the prime rate in effect on such day, and (b) the federal funds effective rate plus 0.5%, but in any case at a minimum rate of 0.0% per annum, plus (ii) 0.75%. As of December 31, 2016, we had not drawn on our Credit Facility.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars, Euro and Brazilian real. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Euro and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange risk has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency exchange risk should become more significant. There were no significant foreign exchange gains or losses in the years ended December 31, 2016, 2015 and 2014, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Silver Spring Networks, Inc.

We have audited the accompanying consolidated balance sheets of Silver Spring Networks, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit, and cash flow for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Spring Networks, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

March 10, 2017

SILVER SPRING NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$50,383	$65,264
Short-term investments	67,876	59,181
Accounts receivable	44,770	47,813
Inventory	8,040	4,545
Deferred cost of revenue	194,769	196,868
Prepaid expenses and other current assets	12,536	10,835
Total current assets	378,374	384,506
Property and equipment, net	28,986	14,106
Goodwill and intangible assets	11,005	14,390
Deferred cost of revenue, non-current	26,639	38,882
Deferred tax assets, non-current	481	1,069
Other long-term assets	1,643	4,772
Total assets	$447,128	$457,725
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$26,785	$30,623
Deferred revenue	292,260	305,471
Accrued and other liabilities	44,146	42,751
Total current liabilities	363,191	378,845
Deferred revenue, non-current	93,149	96,342
Other liabilities	22,324	16,403
Total liabilities	478,664	491,590
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common stock, $0.001 par value; 1,000,000 shares authorized; 52,185 and 50,621 shares issued and outstanding as of December 31, 2016 and 2015, respectively	52	51
Additional paid-in capital	618,599	594,301
Accumulated other comprehensive loss	(2,113)	(1,772)
Accumulated deficit	(648,074)	(626,445)
Total stockholders’ deficit	(31,536)	(33,865)
Total liabilities and stockholders’ deficit	$447,128	$457,725

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Product revenue	$193,618	$353,041	$129,333
Service revenue	117,390	136,518	61,955
Total revenue	311,008	489,559	191,288
Cost of revenue:
Product cost of revenue	106,583	202,430	77,158
Service cost of revenue	66,226	61,386	57,793
Total cost of revenue	172,809	263,816	134,951
Gross profit	138,199	225,743	56,337
Operating expenses:
Research and development	70,673	61,295	64,771
Sales and marketing	39,406	33,452	36,388
General and administrative	45,801	46,372	41,260
Impairment of intangible assets	2,204	—	—
Restructuring	39	1,671	1,789
Total operating expenses	158,123	142,790	144,208
Operating income (loss)	(19,924)	82,953	(87,871)
Other income (expense), net:
Interest income	470	468	316
Interest expense	(7)	(52)	(132)
Other expense, net	207	(312)	(61)
Other income (expense), net	670	104	123
(Loss) income before income taxes	(19,254)	83,057	(87,748)
Provision for income taxes	(2,375)	(3,071)	(1,422)
Net (loss) income	$(21,629)	$79,986	$(89,170)
Net (loss) income per share
Basic	$(0.42)	$1.60	$(1.84)
Diluted	$(0.42)	$1.55	$(1.84)
Weighted average shares used to compute net (loss) income per share
Basic	51,444	49,963	48,377
Diluted	51,444	51,524	48,377

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(21,629)	$79,986	$(89,170)
Other comprehensive loss:
Change in foreign currency translation (net of tax effect of $0, $0 and $0)	(176)	(837)	(770)
Net unrealized loss on available for sale investments (net of tax effect of $0, $0 and $0)	(165)	(156)	(139)
Other comprehensive loss	(341)	(993)	(909)
Comprehensive (loss) income	$(21,970)	$78,993	$(90,079)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	(loss) income	deficit	deficit
Balances as of December 31, 2013	47,384	$46	$538,967	$130	$(617,261)	$(78,118)
Issuance of common stock upon exercise of stock options and vesting of restricted stock	1,658	1	1,112	—	—	1,113
Shares withheld related to net share settlement of restricted stock	(473)	(1)	(6,452)	—	—	(6,453)
Issuance of common stock in connection with employee stock purchase plan	493	1	5,906	—	—	5,907
Stock-based compensation	—	—	33,811	—	—	33,811
Other comprehensive loss	—	—	—	(909)		(909)
Net loss	—	—	—	—	(89,170)	(89,170)
Balances as of December 31, 2014	49,062	$47	$573,344	$(779)	$(706,431)	$(133,819)
Issuance of common stock upon exercise of stock options and vesting of restricted stock	1,643	4	546	—	—	550
Shares withheld related to net share settlement of restricted stock	(502)	—	(5,788)	—	—	(5,788)
Issuance of common stock in connection with employee stock purchase plan	418	—	3,244	—	—	3,244
Stock-based compensation	—	—	22,802	—	—	22,802
Tax benefit from share-based award activity	—	—	153	—	—	153
Other comprehensive loss	—	—	—	(993)	—	(993)
Net income	—	—	—	—	79,986	79,986
Balances as of December 31, 2015	50,621	$51	$594,301	$(1,772)	$(626,445)	$(33,865)
Issuance of common stock upon exercise of stock options and vesting of restricted stock	1,610	1	804	—	—	805
Shares withheld related to net share settlement of restricted stock	(450)	—	(5,925)	—	—	(5,925)
Issuance of common stock in connection with employee stock purchase plan	404	—	3,713	—	—	3,713
Stock-based compensation	—	—	25,623	—	—	25,623
Tax benefit from share-based award activity	—	—	83	—	—	83
Other comprehensive loss	—	—	—	(341)	—	(341)
Net loss	—	—	—	—	(21,629)	(21,629)
Balances as of December 31, 2016	52,185	$52	$618,599	$(2,113)	$(648,074)	$(31,536)

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(21,629)	$79,986	$(89,170)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Deferred taxes	614	(1,492)	(225)
Impairment of intangible assets	2,204	—	—
Depreciation and amortization	8,623	7,822	6,467
Excess tax benefit from share-based payment awards	(83)	(153)	—
Stock-based compensation	29,809	26,479	33,861
Other non-cash adjustments	886	766	431
Changes in operating assets and liabilities:
Accounts receivable	3,142	7,398	15,554
Inventory	(3,490)	2,190	(2,271)
Prepaid expenses and other current assets	2,335	(5,128)	194
Landlord incentives related to lease	6,788	—	—
Contingent payments related to Detectent acquisition, held in escrow	—	(4,000)	—
Deferred cost of revenue	14,421	97,286	(56,907)
Accounts payable	(4,483)	3,101	(4,120)
Customer deposits	61	(448)	321
Deferred revenue	(16,581)	(208,305)	84,590
Accrued and other liabilities	(1,855)	14,185	2,510
Net cash provided by (used for) operating activities	20,762	19,687	(8,765)
Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(7,098)	(8,726)
Proceeds from sales of available-for-sale investments	41,217	15,690	53,450
Proceeds from maturities of available-for-sale investments	10,970	9,250	6,750
Purchases of available-for-sale investments	(61,295)	(24,180)	(57,671)
Purchases of property and equipment	(24,816)	(5,350)	(6,073)
Net cash used for investing activities	(33,924)	(11,688)	(12,270)
Cash flows from financing activities:
Payments on capital lease obligations	(285)	(1,163)	(1,550)
Proceeds from issuance of common stock, net of repurchases	4,519	3,794	7,020
Excess tax benefit from share-based payment awards	83	153	—
Taxes paid related to net share settlement of equity awards	(5,925)	(5,788)	(6,453)
Net cash used for financing activities	(1,608)	(3,004)	(983)
Effect of exchange rate changes on cash and cash equivalents	(111)	(188)	(121)
Net (decrease) increase in cash and cash equivalents	(14,881)	4,807	(22,139)
Cash and cash equivalents—beginning of period	65,264	60,457	82,596
Cash and cash equivalents—end of period	$50,383	$65,264	$60,457
Supplemental cash flow information—cash paid for income taxes	$5,445	$2,678	$659
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	$1,003	$2,862	$523
Leasehold improvements funded by lease incentives	$—	$—	$650

The accompanying notes are an integral part of these consolidated financial statements.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Silver Spring Networks, Inc. (the “Company,” “we,” “us” and “our”) has more than a decade of experience creating, building and successfully deploying large scale networks and solutions enabling the “Internet of Things,” or IoT, for critical infrastructure. The IoT refers to a system where a diversity of physical devices have the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading grid network by applying advanced networking technology and solutions to the power grid. We have broadened our focus beyond the smart grid to other utility networks including gas and water, and other critical infrastructure such as street lights, enabling smarter and more efficient cities. Longer term, we look to expand our reach into an even broader range of IoT markets by working with our customers, partners and developers to open their networks to third parties and support a wider range of devices, applications and solutions.

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

Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities at the time of purchase of three months or less, and consist of money market funds. Short-term investments consist of high grade investment securities with original maturities at the time of purchase of greater than three months, and are available for use in current operations. We classify all of our cash equivalents and short-term investments as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income in stockholders’ deficit. Realized gains and losses are included in other income (expense), net. We evaluate our short-term investments for impairment each reporting period. Determining whether a decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. We consider various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value has been less than our cost basis, the investment's financial condition, and near-term prospects of the investee. If we determine that the decline in an investment's fair value is other than temporary, the difference is recognized as an impairment loss in our consolidated statements of operations. Amounts are reclassified out of accumulated other comprehensive (loss) income into earnings using the specific identification method.

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

Explicit receipt of acceptance from customers is no longer necessary if (i) substantially similar acceptance testing criteria have been met in similar deployments of other customers, or (ii) substantially similar acceptance testing criteria have been met in the initial service area within the customer’s deployment, and all other revenue recognition criteria were met.

As a result of the above change in assessment of the impact of customer-specific acceptance criteria, revenue and cost of revenue recognized during the year ended December 31, 2015 in the consolidated statements of operations included revenue of $139.4 million, which otherwise would have been deferred before the change in assessment, and included cost of revenue of $55.9 million, which otherwise would have been recognized in the period before the change in such assessment. This resulted in a $83.5 million increase in net income, a $1.67 increase to basic net income per share, and a $1.62 increase to diluted net income per share during the year ended December 31, 2015.

Once we have satisfied the necessary acceptance provisions, we recognize revenue as follows:

•

Revenue from software that functions together with the tangible hardware elements to deliver the tangible products’ essential functionality is recognized upon delivery of both the software and related hardware elements, assuming all other revenue recognition criteria are met.

•

Application software and related post contract support services which are not considered essential to the functionality of hardware devices are within the scope of Accounting Standards Codification, or ASC, 985-605. In accordance with ASC 985-605, revenues are recognized ratably over the longest service period for post-contract customer support, or PCS, and professional services as we have not established VSOE for software or the related software elements.

•

Revenue from our service offerings, including professional services such as network design and deployment support, managed services and SaaS, and ongoing customer support is recognized as services are delivered or on a proportional performance basis depending on the underlying pattern of performance.

•	Revenue from hardware is recognized when title and risk of loss transfers.

Amounts that are invoiced prior to a transaction meeting all of the above revenue recognition criteria are recorded in deferred revenue until such criteria are satisfied. For all periods presented herein, the amount and timing of revenue and product cost recognition is dependent primarily on our ability to meet substantive customer acceptance criteria. We consider a variety of factors in estimating the timing of customer acceptance, which includes contractual milestones, project schedules, availability of resources, the nature and extent of remaining testing cycles, and other relevant information provided by our project management team. Accordingly, we expect that the timing of recognition of revenue and related product costs on both a quarterly and annual basis will not be easily predictable. In addition, it is possible that the amount of current deferred revenue and related deferred cost of revenue reflected as of a balance sheet date will be significantly higher or lower than the amount of deferred revenue and related deferred cost of revenue that is ultimately recognized as revenue and cost of revenue within the 12 months following the balance sheet date. We classify deferred revenue and deferred cost of revenue that we expect to recognize during the 12 months following the balance sheet date as current deferred revenue and current deferred cost of revenue on our balance sheet and the remainder as non-current deferred revenue and non-current deferred cost of revenue.

Certain of our customer and third-party device manufacturer contracts include contingency provisions, which impact our revenue recognition as such contingent amounts limit the amount of the total arrangement consideration under multiple deliverable contracts that can be allocated to delivered and accepted products and services. Amounts that are invoiced prior to a transaction meeting all of the revenue recognition criteria, including contingency provisions, are recorded in deferred revenue until such provisions have lapsed. For the years ended December 31, 2016 and 2015, such amounts were $34.3 million and $32.1 million, respectively, related to those arrangements for which we have started recognizing revenue. These contingencies are related to potential penalties for late delivery, liquidated damages related to failure to meet milestones or deliver specified products or services, or credits to be issued upon the failure to meet service level criteria. The amounts that could be paid under these provisions are typically limited and capped at amounts that do not exceed specific thresholds. Accordingly, even in situations where we have received customer acceptance, we limit the revenue recognized for accepted products and services by the amount that could be paid under these provisions. We do not recognize these deferred amounts until the provisions have lapsed.  Predicting when such provisions will lapse is subject to significant uncertainty as the timing is dependent on a variety of factors, including the progress and completion of deployments. Related to the contingency provisions described above, $1.9 million and $1.2 million, respectively, were recorded as current deferred revenue and $32.4 million and $30.9 million, respectively, were recorded as non-current revenue as of December 31, 2016 and 2015.

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

Shipping charges billed to customers were not significant for the years ended December 31, 2016, 2015 and 2014. Shipping charges are included in revenue, and the related shipping costs are included in cost of revenue in the accompanying consolidated statements of operations.

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

Deferred Revenue and Deferred Cost of Revenue

Deferred revenue results from transactions where we have billed the customer for product delivered or services performed but all revenue recognition criteria have not yet been met.

Deferred cost of revenue is recorded for products for which ownership (typically title and risk of loss) has transferred to the customer, but for which criteria for revenue recognition have not been met. We only defer tangible direct costs associated with hardware products delivered. Cost of revenue for providing services is not deferred, but is expensed in the period incurred. Deferred cost of revenue associated with deferred product revenue is recorded at the standard, which approximates actual, inventory cost at the time of shipment. We evaluate deferred cost of revenue for recoverability based on multiple factors, including whether net revenue less related direct costs will exceed the amount of deferred cost of revenue based on the terms of the overall arrangement. To the extent that deferred cost of revenue is determined to be unrecoverable, we adjust deferred cost of revenue with a charge to product cost of revenue in the current period. In connection with our recoverability assessments, we have not incurred significant impairment charges during the years ended December 31, 2016, 2015 and 2014.

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

Supplier Concentrations and Other Inventory Risks

We have arrangements under which substantially all of our manufacturing activity is subcontracted to third-party vendors. Currently we have our manufacturing relationships with Plexus Corp. and Celestica, Inc. We shifted the entire production of our products previously manufactured by Plexus to a combination of Flextronics International Ltd. and Celestica during 2016. These vendors provide or will provide us with a wide range of operational and manufacturing services, including material procurement, final assembly, test quality control, warranty repair, and shipment to our customers and third-party vendors. Contract manufacturing activities are conducted in the United States and Thailand and are undertaken based on management’s product demand forecasts. Our contract manufacturers procure components necessary to assemble the products anticipated by management’s forecast and test the products according to our quality specifications. If the components are unused for specified periods of time, we may incur carrying charges or obsolete material charges for components that our contract manufacturers purchased to build products to meet our product demand forecasts. Our communications modules and other hardware products consist of commodity parts and certain custom components. Our components are generally available from multiple sources or suppliers. However, some components used in our products are purchased from single or limited sources.

Finished goods are reported as inventory until title transfers to the customer. Consigned finished goods inventory that is maintained at customer locations is also reported as inventory until consumption or acceptance of the product by the customer. We account for consigned inventory on a first-in, first-out basis and record lower of cost or market when appropriate.

Concentration of Credit and Customer Risks

Our sales are currently concentrated with a small group of customers and third-party device manufacturers principally located in the United States and Australia. In evaluating customer concentration risk, we attribute revenue to our customers, including amounts billed to third-party device manufacturers for our communications modules.

The following table summarizes the percentage of revenue related to our customers’ deployments in excess of 10% of total revenue:

	Year Ended December 31,
	2016	2015	2014
CPS	29%	—%	—%
ComEd	28	31	—
AusNet	12	—	—
PHI	—	27	—
CHED	—	—	21
Progress	—	—	13

Each of these total revenue percentages includes amounts related to the customers’ deployments that were billed directly to our third-party device manufacturers, as well as direct revenue from the customers. We typically extend credit to our customers and third-party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. To date, we have not had any significant write-offs of uncollectible accounts receivable, and there was an insignificant allowance for doubtful accounts as of December 31, 2016 and 2015.

The following table summarizes the percentage of accounts receivable from customers and third-party device manufacturers in excess of 10% of accounts receivable:

	Year Ended December 31,
	2016	2015
ComEd	25%	11%
FP&L	12	15
AusNet	—	17
CPS	—	11
PG&E	—	10

Advertising Costs

We expense advertising costs as incurred. Advertising costs were $2.6 million, $1.9 million and $2.2 million for each of the years ended December 31, 2016, 2015 and 2014.

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

We capitalize certain costs for our internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities were expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves the internal needs. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. To date, amortization expense, including amounts written-off related to capitalized costs have been insignificant. There were insignificant capitalized costs included in property and equipment, net of amortization and write-off in the consolidated balance sheets as of December 31, 2016 and 2015.

Intangible and Long-Lived Assets

We evaluate long-lived assets and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 360, Property, Plant and Equipment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are being amortized over the estimated useful lives of the related assets. Each period, we evaluate the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. We perform an intangible assets impairment test on an annual basis. During the year ended December 31, 2016, we recorded an impairment charge of $2.2 million related to intangible assets in our consolidated statements of operations. For the years ended December 31, 2015 and 2014, no impairment losses were recorded.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment in accordance with ASC Topic 350, Intangibles — Goodwill and Other. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As we are organized in one operating segment which also represents a reporting unit, impairment of goodwill is tested at the reporting unit level. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform the two-step impairment test to measure the amount of the impairment loss, if any. For the years ended December 31, 2016, 2015 and 2014, no goodwill impairment loss was recorded.

Research and Development

Costs to research, design and develop our products are expensed as incurred.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock, restricted stock units, performance stock units, and employee stock purchase plan, based on estimated fair values. The fair values of stock options and shares pursuant to our 2012 Employee Stock Purchase Plan, or ESPP, are estimated at the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. The fair values of restricted stock and restricted stock units are determined based upon the fair value of the underlying common stock at the date of grant. The fair values of the market based performance stock units are estimated at the date of grant using a Monte-Carlo simulation. We expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of all awards except for performance stock unit awards, which are expensed using the accelerated attribution method. Our excess tax benefits cannot be credited to stockholders’ equity until the deduction reduces cash taxes payable; accordingly, we realized $0.1 million, $0.2 million, and $0.1 million in excess tax benefits during fiscal 2016, 2015 and 2014, respectively. The amount of capitalized stock-based employee compensation cost as of December 31, 2016, 2015 and 2014 was insignificant.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes, which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The carrying value of net deferred tax assets reflects that we have been unable to generate sufficient taxable income in certain tax jurisdictions. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that we believe is more likely than not to be realized. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in our effective tax rate. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on our financial position or results of operations.

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

Foreign Currency Translation and Remeasurement

We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation included in accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ deficit. Our subsidiaries that use the U.S dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and nonmonetary assets and liabilities at historical rates.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the course of business. We use significant judgment and assumptions to estimate the likelihood of the loss or impairment of an asset or the incurrence of a liability in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We record a charge equal to the minimum estimated liability for a loss contingency only when both of the following conditions are met: (i) information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update, or ASU, No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which is intended to simplify the testing for goodwill impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. This guidance is effective for our annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted.  We are currently evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory, which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for our annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the effect that this new guidance will have on us but do not expect this adoption will have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016. We are currently evaluating the effect that this new guidance will have on our financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We will not early adopt the standard, and as such, the updated standard will be effective for us in the first quarter of 2018. We have selected to apply the modified retrospective method, and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

We anticipate the new standard will have a material impact on our consolidated financial statements.  While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for contingency provisions, certain software and software-related elements, and costs to obtain or fulfill a contract as explained below:

•

Contingency provisions.   Contingency provisions currently limit the amount of the total arrangement consideration under multiple deliverable contracts that can be allocated to delivered and accepted products and services.  Under the new standard, these provisions are considered variable consideration for which a probability estimate can be made.  As a result, we will include in arrangement consideration the amounts expected rather than record deferred revenue for the full amount of the contingency until such provisions have lapsed.

•

Software and software-related elements under ASC 985-605.  Under current GAAP, because we have not yet established VSOE for PCS or professional services, revenue for software and software-related elements under ASC 985-605 is recognized ratably over the longest service period.  The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software is eliminated under the new standard.  Accordingly, under the new standard we will be able to recognize as revenue a portion of the arrangement fee upon delivery of the software.

•

Costs to obtain or fulfill a contract.  We currently record sales commissions and costs of providing services in the period incurred.  Under ASC 606, such incremental costs are required to be capitalized, then amortized on a basis that is consistent with the recognition of the products and services transferred to the customer.  Therefore, we will be required to recognize an asset for such costs with the expense potentially recorded in a future period to match the transfer of products and services.

Due to the complexity of our contracts, the actual revenue recognition treatment required under the new standard for our arrangements may be dependent on contract-specific terms and may vary in some instances.

2. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding plus dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of common shares issuable upon exercise of stock options, issuances of shares pursuant to the ESPP, vesting of restricted stock units, or RSUs, and contingently issuable performance stock units, or PSUs, to the extent dilutive. We include the common shares underlying PSUs in the calculation of diluted net (loss) income per share when they become contingently issuable and exclude such shares when they are not contingently issuable. Certain potential shares of common stock were excluded from the computation of diluted net (loss) income per share because their effect would be anti-dilutive. As we have incurred losses during the years ended December 31, 2016 and 2014, basic and diluted net loss per share was the same for these periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(21,629)	$79,986	$(89,170)
Net (loss) income per share
Basic	$(0.42)	$1.60	$(1.84)
Diluted	$(0.42)	$1.55	$(1.84)
Weighted average shares used to compute net (loss) income per share
Basic	51,444	49,963	48,377
Dilutive effect of employee equity incentive plans	—	1,561	—
Diluted	51,444	51,524	48,377

The following potential common shares outstanding were excluded from the computation of diluted net (loss) income per share because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2016	2015	2014
Employee equity incentive awards	7,730	3,572	6,922

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2016 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$48,348	$—	$—	$48,348
Cash equivalents:
Money market mutual funds	2,035	—	—	2,035
Total cash and cash equivalents	50,383	—	—	50,383
Short-term fixed income securities:
U.S. government and agency obligations	40,565	—	(209)	40,356
U.S. and foreign corporate debt securities	27,636	—	(116)	27,520
Total short-term investments	68,201	—	(325)	67,876
Total cash, cash equivalents and short-term investments	$118,584	$—	$(325)	$118,259

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2015 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$59,263	$—	$—	$59,263
Cash equivalents:
Money market mutual funds	6,001	—	—	6,001
Total cash and cash equivalents	65,264	—	—	65,264
Short-term fixed income securities:
U.S. government and agency obligations	38,396	4	(110)	38,290
U.S. and foreign corporate debt securities	18,945	2	(52)	18,895
Foreign governments and multi-national agency obligations	2,000	—	(4)	1,996
Total short-term investments	59,341	6	(166)	59,181
Total cash, cash equivalents and short-term investments	$124,605	$6	$(166)	$124,445

As of December 31, 2016, approximately 83% and 9% of our cash, cash equivalents and short-term investments were held with two financial institutions. As of December 31, 2015, approximately 84% and 11% of our cash, cash equivalents and short-term investments were held with two financial institutions.

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments held at December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016		December 31, 2015
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$19,017	$18,988	$25,183	$25,163
Due from 1 year through 3 years	51,219	50,923	40,159	40,019
Total cash equivalents and short-term investments	$70,236	$69,911	$65,342	$65,182

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2016 and 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2016		As of December 31, 2015
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. and foreign corporate debt securities	$27,520	$(116)	$15,894	$(52)
Foreign governments and multi-national agency obligations	—	—	1,996	(4)
U.S. government and agency obligations	40,356	(209)	31,792	(110)
Total	$67,876	$(325)	$49,682	$(166)

As of December 31, 2016 and 2015, there were no investments with unrealized losses for a period in excess of 12 months.

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 31, 2016, we anticipate that we will recover the entire amortized cost basis of such available-for-sale debt securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended December 31, 2016 and 2015. There were insignificant gross realized gains or losses from available-for-sale securities during the years ended December 31, 2016 and 2015.

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the year ended December 31, 2016 and 2015.

Assets Measured at Fair Value on a Recurring Basis

As of December 31, 2016, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market mutual funds	$2,035	$—	$—	$2,035
Total cash equivalents	2,035	—	—	2,035
Short-term investments:
U.S. government and agency obligations	—	40,356	—	40,356
U.S. and foreign corporate debt securities	—	27,520	—	27,520
Total short-term investments	—	67,876	—	67,876
Total assets measured at fair value	$2,035	$67,876	$—	$69,911

As of December 31, 2015, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market mutual funds	$6,001	$—	$—	$6,001
Total cash equivalents	6,001	—	—	6,001
Short-term investments:
U.S. government and agency obligations	—	38,290	—	38,290
U.S. and foreign corporate debt securities	—	18,895	—	18,895
Foreign governments and multi-national agency obligations	—	1,996	—	1,996
Total short-term investments	—	59,181	—	59,181
Total assets measured at fair value	$6,001	$59,181	$—	$65,182

As of December 31, 2016 and 2015, there were no liabilities that are measured and recorded at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of December 31, 2016, we had no liabilities measured at fair value on a nonrecurring basis.

Our intangible assets are measured at fair value on a nonrecurring basis, if impairment is indicated. During the year ended December 31, 2016, intangible assets were measured at fair value resulting in an impairment charge of $2.2 million, which was recorded in the consolidated statements of operations. We measured the fair value of the assets primarily using discounted cash flow projections. The discounted cash flow projections require estimates for expected performance such as revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates. Acquired intangible assets are classified as Level 3 assets, due to the absence of quoted market prices. See Note 6, Goodwill and Intangibles Assets, for further information.

As of December 31, 2016, there were no assets and liabilities that are measured and recorded at fair value on a nonrecurring basis except for assets and liabilities valued on the date of acquisition for business acquired during 2015.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of our accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

5. BUSINESS ACQUISITIONS

On January 16, 2015, we completed the acquisition of Detectent, Inc., or Detectent, a privately held corporation that provides customer intelligence solutions for utilities leveraging its data analytics platform, and paid $7.6 million of cash consideration. The acquisition of Detectent was accounted for under the acquisition method of accounting. Detectent’s SaaS, subscription, and software solutions help improve advanced metering infrastructure and utility grid operations, ensure revenue protection, and deliver enhanced customer engagement programs. We recorded goodwill of $4.5 million and intangible assets of $3.8 million, which consisted primarily of developed technology, customer relationships, non-compete agreements and order backlog, at the time of acquisition. The goodwill arising from the Detectent acquisition was largely attributable to the synergies expected to be realized and was not deductible for U.S. federal income tax purposes.

 In addition, we paid and held $4.0 million of deferred cash consideration, or contingent payments, in an escrow account, to be released over a two-year period subject to the retention of key employees of Detectent, or retention period. Contingent payments associated with future employment conditions are being recorded as compensation expense over the retention period. During the years ended December 31, 2016 and 2015, we recorded $2.1 million and $1.9 million, respectively, in compensation expense in the consolidated statement of operations. During the year ended December 31, 2016, we released $1.0 million from the escrow account in connection with the satisfaction of the retention terms of the acquisition agreement. We released the remaining $3.0 million from the escrow account in February 2017.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill:

The following table presents goodwill as of December 31, 2016 and 2015 and changes in the carrying amount of goodwill (in thousands):

	December 31,
	2016	2015
Balance, beginning of period	$8,772	$4,729
Goodwill acquired during the period	—	4,792
Goodwill measurement period adjustment	—	(295)
Currency translation adjustment	—	(454)
Balance, end of period	$8,772	$8,772

We test our goodwill annually for impairment and on an interim basis whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We operate in one reportable segment and are organized as one reporting unit. We performed our annual impairment test for all reporting units on August 1, 2016, and concluded that there was no impairment to our goodwill during the year ended December 31, 2016.

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

		As of December 31, 2016				As of December 31, 2015
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Purchased technology	4-6 years	$4,865	$2,701	$882	$1,282	$4,865	$2,180	$—	$2,685
Customer relationships	4-7 years	3,640	1,554	1,322	764	3,640	973	—	2,667
Trade name	6 years	369	182	—	187	369	103	—	266
Total		$8,874	$4,437	$2,204	$2,233	$8,874	$3,256	$—	$5,618

During the year ended December 31, 2015, we recorded intangible assets of $3.8 million in connection with our acquisition of Detectent.

Intangible assets subject to amortization are amortized over their useful lives are shown in the table above. We test our intangible assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2016, we determined that there were indicators of impairment for intangible assets which were acquired as part of our acquisition of SLV. These resulted from a change of our monetization plans including a business model shift from on-time, lower-margin, third-party product shipments to higher-margin recurring managed services and SaaS billings. As a result, the impairment analysis for these intangible assets resulted in an impairment charge to operating expense of $2.2 million, which was recorded in our consolidated statements of operations for the year ended December 31, 2016. We evaluated intangible assets for impairment as of December 31, 2015 and concluded that no impairment existed during the year ended December 31, 2015.

The following table illustrates the amortization expense included in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
Amortization of purchased intangible assets:	2016	2015	2014
Cost of revenue	$522	$1,041	$417
Sales and marketing	626	601	197
General and administrative	33	32	—
Total	$1,181	$1,674	$614

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ended
2017	$770
2018	738
2019	378
2020	335
2021	12
2022 and thereafter	—
$2,233

7. COMMON STOCK

Restated Certificate of Incorporation and Amended and Restated Bylaws

Our restated certificate of incorporation and amended and restated bylaws became effective upon the closing date of our initial public offering, or IPO. Our restated certificate of incorporation: (a) eliminated the references to the terms of our existing series of preferred stock, which converted to common stock in connection with the IPO; (b) increased the authorized number of shares of common stock to 1,000,000,000 shares; (c) authorized 10,000,000 shares of undesignated preferred stock; (d) provided that holders of common stock will not be entitled to vote on amendments to the restated certificate that relate solely to the terms of any preferred stock designated by our Board of Directors if the holders of such preferred stock are entitled to vote on such amendment; (e) provided that our Board of Directors are classified into three classes of directors; (f) provided that at least two-thirds of the voting power of all of the then-outstanding shares of our capital stock is required to amend the bylaws; (g) provided that stockholders cannot call a special meeting of stockholders, act by written consent without a meeting, fill vacancies in the Board of Directors, remove a director other than for cause, or change the authorized number of directors; and (h) included certain other provisions customary for public companies.

Equity Incentive Plan and Employee Stock Purchase Plan

Our Board of Directors adopted the 2012 Equity Incentive Plan, or 2012 Plan, which became effective on March 12, 2013 and serves as the successor to our 2003 Stock Option Plan, or the 2003 Plan. Pursuant to the 2012 Plan, 3,400,000 shares of our common stock were initially reserved for grant, plus (1) any shares that were reserved and available for issuance under the 2003 Plan at the time the 2012 Plan became effective, and (2) any shares that become available upon forfeiture or repurchase by us under the 2003 Plan and a stock option plan assumed in connection with a previous acquisition, will be reserved for future issuance. In addition, the number of shares of our common stock available for grant and issuance shall be increased on January 1 of each calendar year during the term of the Plan by the lesser of (i) four percent (4%) of the number of shares of our common stock issued and outstanding on each December 31 immediately prior to the date of increase, or (ii) such number of shares determined by the Board. Under the 2012 Plan, we may grant both incentive and non-statutory stock options, restricted stock, restricted stock units, and performance stock units to employees, directors and service providers. We may grant options to purchase shares of common stock to employees, directors and service providers at prices not less than the fair market value on the date of grant for both incentive stock options, or ISOs, or nonqualified stock options, or NQSOs. ISOs granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock must be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of 10 years. Options generally vest over four years. RSUs generally vest between two to four years. PSUs generally vest over three years.

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

As of December 31, 2016 and 2015, there were 5.9 million and 4.9 million shares, respectively, of common stock reserved for future grants under our 2012 ESPP and our 2012 Plan.

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

On July 28, 2015, we entered into an employment agreement with Michael Bell as our President and Chief Executive Officer, or CEO. In connection with his employment, we granted Mr. Bell a stock option to purchase 250,000 shares of our common stock, RSUs that may be settled for 125,000 shares of our common stock, and PSUs that may be settled for 125,000 shares of our common stock, as inducement grants made outside of the 2012 Plan in reliance upon NYSE Rule 303A.08. The stock option grant has an exercise price equal to the closing market value of the our common stock on the date of grant, and vests (i) with respect to 25% of the underlying shares on the one-year anniversary of his first day of employment with us, and (ii) with respect to an additional 1/48th of the underlying shares each month thereafter, until such time as the option is fully vested and exercisable. The RSUs vest (i) with respect to 25% of the shares on the one-year anniversary of the date of grant, and (ii) with respect to an additional 1/16th of the shares on each three-month anniversary thereafter, until such time as all of the RSUs are fully vested. The PSUs will become eligible to vest when the average closing price during the 45 consecutive trading days reaches the share price thresholds specified in his grant agreement at any time before the three-year anniversary of the grant date.

Performance Stock Awards

In 2015, we granted to our current CEO, former CEO, former Chief Financial Officer, or CFO, and other executive officers PSUs to acquire up to a certain maximum number of shares of our common stock to be earned based on the common stock price reaching certain share price targets over a period of three years, subject to such individual’s continued service to us as a director, officer, employee or consultant. The PSUs will become eligible to vest when the average closing price during the 45 consecutive trading days reaches the share price thresholds specified in such individual’s grant at any time before the three-year anniversary of the grant date. We determined the value of these PSUs using a Monte-Carlo simulation. The grant date fair value of these PSUs are being recognized over the requisite service period using the accelerated method.

8. STOCK-BASED COMPENSATION

Stock-based Compensation

We recorded stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$6,744	$6,135	$7,610
Research and development	9,309	8,060	9,677
Sales and marketing	3,652	4,104	6,062
General and administrative	10,104	8,180	10,512
Stock-based compensation expense	$29,809	$26,479	$33,861

Of the total stock-based compensation, we recorded $9.6 million, $5.6 million, and $1.9 million, respectively as stock-based compensation related to our corporate bonus incentive plan during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, stock-based bonus of $9.8 million and $5.8 million, respectively, were recorded under accrued liabilities in the consolidated balance sheets in connection with our corporate bonus incentive plan.

Stock Option Activities

We issue new common shares upon exercise of stock options. The following table summarizes our stock option activity and related information as follows (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2013	4,726	$11.88
Options granted	732	14.67
Options exercised	(378)	2.94
Options cancelled or expired	(555)	17.57
Balance at December 31, 2014	4,525	$12.38
Options granted	669	10.36
Options exercised	(234)	2.38
Options cancelled or expired	(528)	17.52
Balance at December 31, 2015	4,432	$11.99
Options granted	540	13.35
Options exercised	(294)	2.73
Options cancelled or expired	(670)	15.77
Balance at December 31, 2016	4,008	$12.22	5.40	$12,174
As of December 31, 2016:
Options vested and expected to vest	3,945	$12.20	5.35	$12,142
Options exercisable	2,974	$11.85	4.30	$11,284

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount is subject to change based on changes to the fair value of our common stock. During the years ended December 31, 2016, 2015 and 2014, the total cash received from the exercise of stock options was $0.8 million, $0.6 million, and $1.1 million, net of repurchases, respectively, and the total intrinsic value of stock options exercised was $3.1 million, $2.1 million, and $3.6 million, respectively.

Restricted Stock Units Activities

The following table summarizes our restricted stock units activity and related information as follows (in thousands, except per share data):

	Restricted Stock Units Outstanding
			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	Number of	Date Fair Value	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value
Balance at December 31, 2013	2,757	$19.14
Restricted stock units granted	1,218	10.72
Restricted stock units vested	(1,280)	18.77
Restricted stock units cancelled	(497)	17.50
Balance at December 31, 2014	2,198	$15.06
Restricted stock units granted	1,713	12.67
Performance restricted stock units granted	995	6.85
Restricted stock units vested	(1,407)	15.32
Restricted stock units cancelled	(413)	14.00
Balance at December 31, 2015	3,086	$11.11
Restricted stock units granted	2,102	13.12
Restricted stock units vested	(1,316)	12.97
Restricted stock units cancelled	(241)	13.51
Performance restricted stock units cancelled	(100)	7.42
Balance at December 31, 2016	3,531	$11.55	1.40	$46,987

The fair values of restricted stock units are determined based upon the fair value of the underlying common stock at the date of grant. The total fair value on the respective vesting dates of restricted stock units during the years ended December 31, 2016, 2015 and 2014 was $17.3 million, $16.5 million and $17.3 million, respectively.

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

The following table summarizes the assumptions relating to our stock options, ESPP and market-based PSUs:

Year Ended December 31,
	2016	2015	2014
Stock options(1)
Expected volatility	60 – 61%	59 – 66%	43 – 47%
Expected dividends	—%	—%	—%
Expected life in years	6.08	5.85 – 6.08	6.08
Risk-free interest rate	1.21 – 1.36%	1.54 – 1.78%	1.81 – 1.98%
Weighted average grant date fair value per share	$7.25	$5.82	$6.60

ESPP(1)
Expected volatility	49 – 55%	33 – 62%	33 – 36%
Expected dividends	—%	—%	—%
Expected life in years	< 1 year	< 1 year	< 1 year
Risk-free interest rate	0.24 – 0.46%	0.05 – 0.24%	0.05 – 0.08%

Market-based PSUs(2)
Expected volatility	—	60 – 65%	—
Expected dividends	—	—%	—
Risk-free interest rate	—	1.02 – 1.22%	—
Weighted average fair value per share	—	6.85	—

(1) The Black-Scholes-Merton option-pricing model is utilized to estimate the fair value of stock options and ESPP.

(2) The fair value market-based PSUs utilize the Monte Carlo simulation option pricing model. We amortize the fair value of these awards using the accelerated attribution method. Provided that the derived service is rendered, the total fair value of the market-based PSUs at the date of grant is recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.

The following table presents unrecognized compensation cost, adjusted for estimated forfeitures, recognized over a weighted-average period related to unvested stock options, ESPP, RSUs and PSUs as of December 31, 2016 (in millions):

		Weighted
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$5.9	2.5
ESPP	0.2	0.1
RSUs and PSUs	$26.5	2.74

9. INCOME TAXES

The components of (loss) income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$22,884	$116,530	$(57,125)
Foreign	(42,138)	(33,473)	(30,623)
(Loss) income before income taxes	$(19,254)	$83,057	$(87,748)

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
United States federal	$—	$—	$—
State	(1,068)	(4,488)	(1,191)
Foreign	(309)	(192)	(613)
Total current provision for income taxes	(1,377)	(4,680)	(1,804)
Deferred:
United States federal	—	1,091	—
State	—	37	—
Foreign	(998)	481	382
Total deferred (provision) benefit for income taxes	(998)	1,609	382
Provision for income taxes	$(2,375)	$(3,071)	$(1,422)

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% to loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal statutory tax (expense) benefit	$6,739	$(29,070)	$30,031
Research tax credit	671	548	574
Effect of non-U.S. operations	(15,894)	(11,331)	(10,754)
Change in valuation allowance	8,405	40,521	(18,166)
Stock-based compensation expense	(253)	(573)	(1,982)
State taxes	(696)	(2,937)	(792)
Acquisition costs	(701)	(40)	—
Other	(646)	(189)	(333)
Provision for income taxes	$(2,375)	$(3,071)	$(1,422)

Excess tax benefits associated with stock option exercises and other equity awards are credited to stockholders' deficit. The income tax benefits resulting from stock awards that were credited to stockholders' deficit were $0.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss and tax credit carryforwards	$71,940	$84,060
Deferred revenue	114,529	119,440
Stock-based compensation expense	9,452	12,434
Accruals and reserves	14,381	12,551
Intangible assets	2,645	1,696
Other	295	333
Gross deferred tax assets	213,242	230,514
Valuation allowance	(131,581)	(142,635)
Deferred tax assets	81,661	87,879
Deferred tax liabilities
Property and equipment, net	(4,589)	(1,552)
Deferred cost of revenue	(76,617)	(85,258)
Deferred tax liabilities	(81,206)	(86,810)
Net deferred tax assets	$455	$1,069

Our deferred tax asset valuation allowance decreased by $11.1 million and $43.6 million in 2016 and 2015, respectively, which was primarily due to the utilization of U.S. deferred tax assets from net operating loss carryforwards. We have not yet been able to establish a sustained level of profitability in the United States or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against our U.S. deferred tax assets, our most significant jurisdiction where we maintain a full valuation allowance.

As of December 31, 2016, we had federal and state net operating loss carryforwards of $140.2 million and $265.1 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2028 and 2018, respectively.  In addition, we had federal and California research tax credit carryforwards of $11.9 million and $15.2 million, respectively. The federal credit carryforwards will begin to expire in 2024, and the California credit carryforwards have no expiration date.

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

Below summarizes the change in deferred tax assets valuation allowance (in thousands):

	Balance at Beginning of Period	Net Change	Balance at End of Period
Deferred tax assets valuation allowances
Year ended December 31, 2015	$186,273	$(43,638)	$142,635
Year ended December 31, 2016	142,635	(11,054)	131,581

Undistributed earnings of our foreign subsidiaries amounted to $3.4 million as of December 31, 2016. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The income tax liability that might be incurred if these earnings were to be distributed is not material to our financial statements because of our full valuation allowance position.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Unrecognized tax benefits—beginning of period	$12,110	$10,645
Gross increase for tax positions of prior years	327	85
Gross decrease for tax positions of prior years	(56)	(34)
Gross increase for tax positions of current year	1,953	1,414
Unrecognized tax benefits balance—end of period	$14,334	$12,110

As of December 31, 2016, $0.2 million of the gross unrecognized tax benefits have been recorded as other liabilities.  The remainder is reflected as a reduction of deferred tax assets.  Up to $11.6 million and $9.8 million of unrecognized tax benefits at December 31, 2016 and 2015, respectively, would reduce our effective income tax rate in future periods if recognized. However, one or more of these unrecognized tax benefits relate to deferred tax assets that could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing and amount of any related effective tax rate benefit.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period that such determination is made. Due to our net operating loss position, we have not recorded interest and penalties related to uncertain tax positions as of December 31, 2016.

We file income tax returns in the United States, including various states, and certain foreign jurisdictions. The tax years 2002 to 2016 remain open to examination by the major taxing jurisdictions in which we are subject to tax. As of December 31, 2016, we were not under examination by the Internal Revenue Service or any state or foreign tax jurisdiction.

10. SEGMENT INFORMATION

We operate in one reportable segment. Our chief operating decision makers are our CEO and CFO who review consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. Revenue by geography is based on the billing address of the customer. The following table presents revenue by geographic region (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue:
United States	$260,229	$425,951	$101,579
Australia	43,500	45,247	62,745
All Other	7,279	18,361	26,964
Total	$311,008	$489,559	$191,288

Substantially all of our long-lived assets are located in the United States.

11. BALANCE SHEET DETAILS

Deferred Revenue and Deferred Cost of Revenue

The following table details the activity in deferred revenue (in thousands):

	Year Ended December 31,
	2016	2015
Deferred revenue, beginning of period	$401,813	$609,593
Revenue deferred in the period	294,604	281,779
Revenue recognized in the period	(311,008)	(489,559)
Deferred revenue, end of period	$385,409	$401,813

The following table details the activity in deferred cost of revenue (in thousands):

	Year Ended December 31,
	2016	2015
Deferred cost of revenue, beginning of period	$235,750	$333,030
Costs deferred related to revenue deferred in the period	83,740	91,044
Cost of revenue recognized in the period	(98,082)	(188,324)
Deferred cost of revenue, end of period	$221,408	$235,750

Inventory

Inventory consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015
Component parts	$221	$1,201
Finished goods	7,819	3,344
Inventory	$8,040	$4,545

Inventory included consigned inventory totaling $1.4 million and $2.0 million as of December 31, 2016 and 2015, respectively.

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015
Computer and network equipment	$18,097	$16,568
Software	12,729	13,719
Machinery and equipment	14,973	15,141
Furniture and fixtures	5,224	1,543
Leasehold improvements	16,534	2,915
Total property and equipment	67,557	49,886
Less: Accumulated depreciation and amortization	(38,571)	(35,780)
Property and equipment, net	$28,986	$14,106

Depreciation and amortization expense associated with property and equipment, including amounts for assets held under capital leases, was $7.4 million, $6.1 million, and $5.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in leasehold improvements in 2016 was primarily related to our new headquarters in San Jose, which are being amortized over the initial 10 year and 6 month lease term.

Machinery and equipment included $0 million and $4.8 million of assets held under capital leases at December 31, 2016 and 2015, respectively, with corresponding accumulated amortization of $0 million and $4.4 million, respectively. Software included $0 million and $3.5 million of assets held under capital leases at December 31, 2016 and 2015, respectively, with corresponding accumulated amortization of $0 and $3.3 million, respectively. We had no remaining capital leases as of December 31, 2016.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015
Accrued payroll and related expenses	$23,506	$14,249
Accrued operating expenses	4,771	5,937
Warranty obligations, current	4,569	8,601
Sales, property and income taxes	1,589	4,850
Current portion of capital lease obligation	—	285
Other deferred revenue	9,292	8,326
Customer deposit	266	203
Other	153	300
Accrued and other liabilities	$44,146	$42,751

Other Liabilities

Other liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015
Warranty obligations, non-current	$1,518	$2,898
Other deferred revenue	9,573	11,099
Deferred rent, non-current	10,801	944
Other	432	1,462
Other liabilities, non-current	$22,324	$16,403

Product Warranty

Product warranty obligation is presented as follows on the consolidated balance sheets (in thousands):

	Year Ended December 31,
	2016	2015
Warranty obligation, current - classified in accrued and other liabilities	$4,569	$8,601
Warranty obligation, non-current - classified in other liabilities	1,518	2,898
	$6,087	$11,499

Product warranty activity is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Warranty obligation—beginning of period	$11,499	$7,235	$6,089
Warranty expense for new warranties issued	237	450	669
Utilization of warranty obligation	(4,655)	(2,131)	(2,562)
Changes in estimates for pre-existing warranties	(994)	5,945	3,039
Warranty obligation—end of period	$6,087	$11,499	$7,235

Accumulated Other Comprehensive Loss, Net of Tax

The components of accumulated other comprehensive loss, net of tax, or AOCI, were as follows (in thousands):

		Unrealized
	Foreign Currency	Losses on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2014	$(724)	$(55)	$(779)
Other comprehensive loss before reclassification	(837)	(110)	(947)
Amounts reclassified from AOCI	—	(46)	(46)
Other comprehensive loss	(837)	(156)	(993)
Balance as of December 31, 2015	$(1,561)	$(211)	$(1,772)
Other comprehensive loss before reclassification	(176)	(125)	(301)
Amounts reclassified from AOCI	—	(40)	(40)
Other comprehensive loss	(176)	(165)	(341)
Balance as of December 31, 2016	$(1,737)	$(376)	$(2,113)

12. BORROWINGS

Credit Facility

We had available a line of credit with a bank, which provided for advances and the issuance of letters of credit of up to $50 million. Loans under the credit agreement bear interest at the bank’s prime rate plus a margin. We terminated this credit agreement in December 2015.

On December 18, 2015, we entered into a senior secured credit facilities credit agreement, or Credit Facility, with Silicon Valley Bank, or SVB, and HSBC Bank USA, National Association, or HSBC. The Credit Facility provides for a revolving loan facility to us in an aggregate amount not to exceed $75.0 million, with an available letter of credit sub-facility in the aggregate amount of $75.0 million and an available swingline sub-facility in the aggregate amount of $5.0 million. The revolving loans and any swingline loans made pursuant to the Credit Facility bear interest at a rate per annum equal to (i) the higher of (a) the prime rate in effect on such day, and (b) the federal funds effective rate plus 0.5%, but in any case at a minimum rate of 0.0% per annum, plus (ii) 0.75%, and mature in December 2017. Our obligation under the Credit Facility is secured by a security interest in substantially all our assets (excluding intellectual property assets) and any domestic subsidiaries, subject to certain customary exceptions.

As of December 31, 2016, there were no borrowings outstanding under the Credit Facility; however, $17.2 million of letters of credit were outstanding as discussed under Note 15, Commitments and Contingencies. As of December 31, 2016, the remaining available balance of $57.8 million under the Credit Facility is available for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end.

We also have the option to prepay our borrowings under the Credit Facility without penalty prior to maturity. The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, we must comply with certain financial covenants, including maintaining a minimum adjusted quick ratio or in certain events a minimum consolidated adjusted EBITDA, as such terms are defined and set forth in the Credit Facility. The terms of our Credit Facility currently restrict our ability to pay dividends. The Credit Facility contains customary events of default, including, among others: non-payment of principal, interest or other amounts when due; inaccuracy of representations and warranties; violation of covenants; cross-defaults with certain other indebtedness; certain undischarged judgments; bankruptcy, insolvency or inability to pay debts; and a change of control of the Company. Upon the occurrence and during the continuance of an event of default, the lenders may terminate the commitments under the Credit Facility and declare the loans and all other obligations under the Credit Facility immediately due and payable. As of December 31, 2016, we were in compliance with the financial covenants under the Credit Facility.

13. BENEFIT PLAN

In 2003, our Board of Directors approved the adoption of a savings plan under Section 401(k) of the Code. The plan covers eligible employees who elect to participate. We are allowed to make discretionary profit sharing and qualified non-elective contributions as defined by the Plan and as approved by the Board of Directors. We have not historically matched eligible participants’ 401(k) contributions. No discretionary profit sharing contributions have been made to date.

14. RESTRUCTURING

2014 Restructuring Plan

During 2014, we initiated a restructuring plan, or the 2014 Restructuring Plan, to refocus our strategy, optimize our structure, and improve operational efficiencies. The 2014 Restructuring Plan included a worldwide workforce reduction and was completed during the first quarter of 2016. We recorded $39,000, $1.7 million and $1.8 million in severance costs as restructuring charges during the years ended December 31, 2016, 2015 and 2014, respectively, in our consolidated statement of operations.

15. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our primary operating lease commitment at December 31, 2016, related to our headquarters in San Jose, California, which requires monthly lease payments through September 2026. We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rent expense for all facility leases was $7.6 million, $5.3 million and $5.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In 2015, we entered into two substantially similar lease agreements pursuant to which we leased an aggregate of approximately 191,800 square feet of space, or the Premises, located in the buildings at 210 West Tasman Drive and 230 West Tasman Drive, San Jose, California 95134. We use the Premises as our worldwide corporate headquarters. The initial lease term shall be for 10 years and 6 months, and commenced on April 1, 2016. We have the option to extend the initial lease term for up to two consecutive terms, each for an additional five year period. We received possession of approximately 143,900 square feet of the Premises on January 1, 2016, and the remaining approximately 47,900 square feet on January 1, 2017. The base annual rent ranges from $1.0 million to $7.1 million during the initial lease term, for an aggregate base rent obligation of $63.4 million. We are also responsible for certain other costs under the lease agreements, including certain tenant improvement costs, operating expenses, taxes, assessments, insurance, and utilities, net of an allowance for tenant improvements by the landlord.

As of December 31, 2016, the future minimum commitments under our operating leases were as follows (in thousands):

Operating
Leases
2017	$7,728
2018	7,850
2019	7,531
2020	7,279
2021	7,364
2022 and thereafter	34,147
Net minimum lease payments	$71,899

Legal Contingencies

EON Patent Litigation.  In June 2011, EON Corp. IP Holdings, LLC, a non-producing entity, or EON, filed suit in United States District Court for the Eastern District of Texas, Tyler Division against us and a number of smart grid providers.  The lawsuit alleges infringement of United States Patent Nos. 5,388,101, 5,481,546, and 5,592,491, or the EON Patents, by certain networking technology and services that we and the other defendants provide.  Other defendants included Landis+Gyr AG (which was acquired by Toshiba Corporation), Aclara Power-Line Systems Inc., Elster Solutions, LLC, Itron, Inc. and Trilliant Networks Inc., all of which settled with EON prior to trial. We filed answers, affirmative defenses and counterclaims denying the plaintiff’s allegations and asserting that the plaintiff’s patents are invalid. A trial was held in June 2014. After the trial, the jury determined that we had infringed certain, but not all, of the claims under the EON Patents, and returned a verdict against us in the amount of $18.8 million.  Following post-trial motions by both parties, the court reduced the damage award to approximately $13.0 million, and in December 2014, entered a final judgment in that amount plus approximately $1.5 million in pre-judgment interest.  The court subsequently revised the final judgment to include additional costs of about $0.2 million and entered an amended final judgment in All of the EON Patents have expired and therefore EON is not seeking, and EON may not recover, any additional sums as royalties for our sales of products going forward.

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award, as stated in Note 12, Borrowings. Upon completion of the appeal process, both the surety bond and standby letter of credit will be released.  In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  EON filed a notice of cross appeal in January 2015, which it subsequently dropped in June 2015. We filed our opening appellate brief in March 2015, and EON filed its principal brief in May 2015. We filed our reply brief in July 2015, and the hearing took place in November 2015, and in February 2016 the appellate court issued a ruling reversing the District Court’s prior decision and judgment against us, and holding that no reasonable jury could find we infringed the EON patents. In April 2016, EON filed a petition for a rehearing en banc, which the appellate court denied in May 2016.  In June 2016, the appellate court notified the District Court that the prior judgment in favor of EON was vacated and that judgment was in our favor, and the District Court released our appellate bond obligation. In July 2016 the District Court awarded us $0.6 million in costs, which EON appealed in August 2016. EON also filed a petition for certiorari to the Supreme Court in October 2016, seeking review of the appellate court’s reversal of the District Court’s original judgment against us, which the Supreme Court denied in January 2017. In February 2017 we agreed with EON that it would pay us $0.5 million in settlement of the cost award, which we received in March 2017.

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

Atlas/ComEd, Atlas/PG&E, and Atlas/FP&L Patent Litigation. In November 2015, Atlas IP, LLC filed separate suits against our customers Commonwealth Edison Company, or ComEd, and PG&E alleging infringement of United States Patent No. 5,371,734 by communications between smart meters and access points over a neighborhood area network using wireless communication modules and networking equipment supplied by us. In May 2016, Atlas filed a similar suit against our customer Florida Power & Light Company, or FP&L. We have agreed to assume the defense in each of these suits.

ComEd.  The suit against ComEd was filed in the Northern District of Illinois in November 2015, and also named Exelon Corp., or Exelon, as a defendant. In January 2016, we filed a motion to dismiss the ComEd complaint and to remove Exelon as a defendant. In February 2016, the court granted our motion to dismiss the complaint, and dismissed Exelon from the case with prejudice. In March 2016, Atlas IP filed an amended complaint against ComEd, which the court dismissed in May 2016, finding the complaint to be legally insufficient. The court awarded us reasonable attorneys’ fees and costs in July 2016. Atlas IP filed a notice of appeal in June 2016, seeking to appeal the dismissal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. The hearing date is scheduled for March 2017.

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

Acoustic Technology Patent Litigation.  In July 2016, Acoustic Technology, Inc., a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Marshall Division against us. The lawsuit alleges infringement of United States Patent Nos. 5,986,574, and 6,509,841, or the Acoustic Patents, by certain meters and networking technology and services that we provide. The patents will expire in late 2017 and early 2018. We filed a motion to dismiss, as well as a motion to transfer the matter to the Northern District of California, in September 2016, and the hearing was held in March 2017. In March 2017, we filed several petitions for inter partes review with the USPTO, requesting the USPTO to find certain claims of the Acoustic Patents to be unpatentable. We believe that we have meritorious defenses to Acoustic’s allegations and intend to vigorously defend ourselves.

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

As of December 31, 2016, we have not recorded any amounts for contingent losses associated with the matters described above based on our belief that losses, while reasonably possible, are not probable. Unless otherwise stated, we are currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

As of December 31, 2016 and 2015, we had a total of $17.2 million and $22.7 million, respectively, of standby letters of credit issued under the Credit Facility with a financial institution. Of these totals, $4.6 million (AUD$6.2 million) and $4.4 million (AUD$6.2 million) were denominated in Australian dollars as of December 31, 2016 and 2015, respectively, and $0 and $13.0 million related to the EON Patent Litigation described above as of December 31, 2016 and 2015, respectively. In accordance with the terms of our Credit Facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the Credit Facility.

As of December 31, 2016 and 2015, we had an unsecured surety bond of $20.3 million. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

16. SUBSEQUENT EVENTS

Legal. EON Patent Litigation.  In February 2017 we agreed with EON that it would pay us $0.5 million in settlement of the cost award, which we received in March 2017.

Restructuring. On March 10, 2017, we approved a restructuring plan designed to drive progress towards our long-term model and to better align investments to our growth and key businesses, such as continued global expansion, Starfish, and other smart city and IoT initiatives.

As a result of the restructuring, we expect to adjust worldwide headcount and incur certain facility-related expenses, and currently estimate that we will incur pre-tax charges of approximately $2.7 to $3.5 million. This consist of approximately $2.0 to $2.5 million in severance and other one-time termination benefits, and approximately $0.7 to $1.0 million in facility-related expenses and other associated costs. These charges are expected to be primarily cash-based and paid over the next eighteen months. We expect to record the majority of the charges in the second half of 2017, and expect the restructuring activities to be substantially complete by the second quarter of 2018.

SILVER SPRING NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth selected unaudited quarterly statements of operations data for each of the last eight quarters in the years ended December 31, 2016 and 2015 (in thousands, except per share data).

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
Revenue	$66,250	$74,186	$121,952	$48,620	$199,247	$69,505	$77,167	$143,640
Cost of revenue	37,833	45,944	57,409	31,623	97,902	36,518	57,211	72,185
Gross profit	28,417	28,242	64,543	16,997	101,345	32,987	19,956	71,455
Operating expenses	41,948	42,461	37,794	35,920	35,600	33,381	36,495	37,314
Operating (loss) income	(13,531)	(14,219)	26,749	(18,923)	65,745	(394)	(16,539)	34,141
Other (expense) income , net	(217)	113	333	441	(159)	(99)	74	288
(Loss) income before income taxes	(13,748)	(14,106)	27,082	(18,482)	65,586	(493)	(16,465)	34,429
(Provision) benefit for income taxes	(239)	(1,143)	(961)	(32)	(3,708)	(129)	290	476
Net (loss) income	$(13,987)	$(15,249)	$26,121	$(18,514)	$61,878	$(622)	$(16,175)	$34,905
Net (loss) income per share
Basic	$(0.27)	$(0.29)	$0.51	$(0.36)	$1.23	$(0.01)	$(0.32)	$0.71
Diluted	$(0.27)	$(0.29)	$0.50	$(0.36)	$1.19	$(0.01)	$(0.32)	$0.69
Weighted average shares used to compute net (loss) income per share
Basic	$52,039	$51,743	$51,224	$50,760	$50,481	$50,188	$49,862	$49,306
Diluted	$52,039	$51,743	$52,766	$50,760	$52,167	$50,188	$49,862	$50,899

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective, due to the material weakness in the design and operation of controls over our revenue process as described below in Management’s Report on Internal Control over Financial Reporting.

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

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit emerging growth companies such as us to provide only management’s report in the Annual Report on Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our management’s assessment we concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to the following material weakness:

The design and operation of controls over our revenue process was inadequate due to insufficient automated processes to address complex computations in schedules supporting determination of revenue and insufficient qualified personnel to review such schedules. Therefore, the review of underlying manually prepared schedules supporting the determination of revenue was neither extensive nor effective enough to identify errors. As a result, a material weakness exists in our internal control over financial reporting related to revenue recognition.

We have performed additional analyses and procedures to enable management to conclude that, despite the existence of the material weakness discussed above, we believe the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation plans

We are in the process of remediating this material weakness in our internal control over financial reporting, including implementing a number of measures designed to address the underlying causes of the above material weakness. Remediation efforts currently in process or expected to be implemented include the following:

•	Additional procedures to enhance the precision and accuracy of the controls over the review of our revenue recognition process, including underlying schedules supporting the determination of revenue;
•	Implementing revenue automation software;
•	Hiring additional qualified personnel; and
•	Enhancing our review procedures by increasing extent of review and implementing review checklists for important reconciliations.

We believe the foregoing efforts will effectively remediate this material weakness. We have developed a timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Audit Committee, we will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. We believe that these additional procedures and personnel will enable us to broaden the scope and quality of our controls relating to the oversight and review of our financial statements. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures to address control deficiencies. However, this material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Remediation of a Material Weakness

As previously reported in Part I, Item 4. Controls and Procedures of our Quarterly Report on Form 10-Q for three months ended June 30, 2016, we identified a material weakness in our internal control over financial reporting as of June 30, 2016, which arose due to inadequate design and operation of review controls that are intended to ensure the accuracy of the calculations and related disclosures in our consolidated statement of cash flows prepared in accordance with GAAP. As disclosed in our Quarterly Reports on Form 10-Q for the three months ended June 30, 2016 and September 30, 2016, we developed and implemented our remediation plans to address the material weakness related to the preparation of the consolidated statement of cash flows.   Beginning with the third quarter of 2016, we enhanced our review procedures by implementing review checklists and performing more extensive reviews of important reconciliations supporting the statement of cash flows. As a result, this material weakness in our internal control over financial reporting related to cash flow was remediated as of December 31, 2016.

Changes in Internal Control over Financial Reporting

Other than the changes noted above, we have made no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Restructuring. On March 10, 2017, we approved a restructuring plan designed to drive progress towards our long-term model and to better align investments to our growth and key businesses, such as continued global expansion, Starfish, and other smart city and IoT initiatives.

As a result of the restructuring, we expect to adjust worldwide headcount and incur certain facility-related expenses, and currently estimate that we will incur pre-tax charges of approximately $2.7 to $3.5 million. This consists of approximately $2.0 to $2.5 million in severance and other one-time termination benefits, and approximately $0.7 to $1.0 million in facility-related expenses and other associated costs. These charges are expected to be primarily cash-based and paid over the next eighteen months. We expect to record the majority of the charges in the second half of 2017, and expect the restructuring activities to be substantially complete by the second quarter of 2018. The adjustments associated with these actions along with productivity initiatives undertaken by us were contemplated in our guidance for full year 2017, which we provided on our February 21, 2017 earnings call. As of March 10, 2017, we reaffirm our outlook for the first quarter and full year 2017, which we provided on our February 21, 2017 earnings call.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICIERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officers is incorporated herein by reference from the information under Part I, Item 1. Business—Executive Officers of this Annual Report on Form 10-K. All other information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or the SEC, within 120 days of the fiscal year ended December 31, 2016.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer and principal financial and accounting officer, which is available on our website (ir.ssni.com) under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

ITEM 11. COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on this March 10, 2017.

SILVER SPRING NETWORKS, INC.

By:	/s/ Michael Bell
Michael Bell
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Bell and Kenneth P. Gianella or either of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Bell	President and Chief Executive Officer, and member of the Board of Directors (Principal Executive Officer)	March 10, 2017
Michael Bell

/s/ Kenneth P. Gianella	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2017
Kenneth P. Gianella

/s/ Scott A. Lang	Chairman of the Board of Directors	March 10, 2017
Scott A. Lang

/s/ Thomas R. Kuhn	Director	March 10, 2017
Thomas R. Kuhn

/s/ Jonathan Schwartz	Director	March 10, 2017
Jonathan Schwartz

/s/ Richard A. Simonson	Director	March 10, 2017
Richard A. Simonson

/s/ Laura D. Tyson	Director	March 10, 2017
Laura D. Tyson

/s/ Peter Van Camp	Director	March 10, 2017
Peter Van Camp

/s/ Warren M. Weiss	Director	March 10, 2017
Warren M. Weiss

/s/ Thomas H. Werner	Director	March 10, 2017
Thomas H. Werner

EXHIBIT INDEX

The following exhibits are included herein or incorporated herein by reference:

Exhibit				Incorporated by Reference	Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-35828	3.1	5/9/2013
3.2	Restated Bylaws of the Registrant.	10-Q	001-35828	3.2	5/9/2013
4.1	Form of Registrant’s common stock certificate.	S-1	333-175393	4.1	11/30/2012
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated December 11, 2009, by and among Registrant and certain security holders of the Registrant.	S-1	333-175393	4.2	7/7/2011
10.1‡	Form of Indemnification Agreement.	S-1	333-175393	10.1	7/7/2011
10.2‡	2003 Stock Option Plan, as amended to date.	10-Q	001-35828	10.2	11/7/2013
10.3‡	2012 Equity Incentive Plan, as amended to date.	10-Q	001-35828	10.1	8/7/2015
10.4‡	2012 Employee Stock Purchase Plan.	S-1	333-175393	10.4	6/14/2012
10.5†	Master Procurement Agreement, dated April 8, 2015, between the Registrant and AusNet Electricity Services Pty Ltd, as amended.					X
10.6+	Amended and Restated Services and Materials Agreement, dated January 25, 2012, by and between the Registrant and Commonwealth Edison Company.	10-K/A	001-35828	10.6	7/25/2016
10.7+	Amendment No. 3, effective as of February 29, 2016, and Amendment No. 4, effective as of June 29, 2016, amending that certain Amended and Restated Services and Materials Agreement, dated January 25, 2012, as amended, by and between the Registrant and Commonwealth Edison Company.	10-Q	001-35828	10.7	8/9/2016
10.8†	Third Amended and Restated Master Agreement, dated as of July 25, 2016, by and between the Registrant and The City of San Antonio acting by and through its City Public Service Board.					X

10.9+	Lease Agreement, dated October 27, 2015, between the Registrant and CF Tasman SV LLC.	10-K	001-35828	10.8	3/9/2016
10.10+	Lease Agreement, dated October 27, 2015, between the Registrant and CF Tasman SV LLC.	10-K	001-35828	10.9	3/9/2016
10.11	Credit Agreement, dated December 18, 2015, by and between the Registrant, lenders parties thereto and Silicon Valley Bank.	10-K	001-35828	10.10	3/9/2016
10.12	First Amendment to Credit Agreement, dated as of June 3, 2016, amending that certain Credit Agreement, dated as of December 18, 2015, by and between the Registrant, lenders parties thereto and Silicon Valley Bank.	10-Q	001-35828	10.1	8/9/2016
10.13‡	Offer Letter Employment Agreement, dated July 28, 2015, between the Registrant and Michael Bell, as amended.	10-K	001-35828	10.11	3/9/2016
10.14‡	Notice of Inducement Stock Option Grant and Inducement Stock Option Agreement, dated October 12, 2015, between the Registrant and Michael Bell.	S-8	333-207906	99.1	11/9/2015
10.15‡	Notice of Inducement Performance Stock Unit Award and Inducement Performance Stock Unit Award Agreement, dated November 10, 2015, between the Registrant and Michael Bell.	S-8	333-207906	99.2	11/9/2015
10.16‡	Notice of Inducement Restricted Stock Award and Inducement Restricted Stock Unit Award Agreement, dated November 10, 2015, between the Registrant and Michael Bell.	S-8	333-207906	99.3	11/9/2015

10.17‡	Offer Letter Employment Agreement, dated July 6, 2016, between the Company and Aysegul Ilendiz.	10-Q	001-35828	10.5	8/9/2016
10.18‡	Notice of Inducement Stock Option Grant and Inducement Stock Option Agreement, dated August 10, 2016, between the Registrant and Aysegul Ildeniz.	S-8	333-213026	99.1	8/9/2016
10.19‡	Notice of Inducement Restricted Stock Award and Inducement Restricted Stock Unit Award Agreement, dated August 10, 2016, between the Registrant and Aysegul Ildeniz.	S-8	333-213026	99.2	8/9/2016
10.20‡	Offer Letter Employment Agreement, dated January 11, 2016, between the Registrant and Philippe Gaglione.					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

_____________________

_____________________

†

Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.

+

Confidential treatment has been granted for portions of this exhibit under Rule 24b-2 promulgated under the Exchange Act. The Registrant has omitted and filed separately with the SEC the confidential portions of this exhibit.

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