Form 10-Q
period 2017-03-31
SILVER SPRING NETWORKS INC
filed 2017-05-10
CIK 1180079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2017, there were approximately 53,172,269 shares of the registrant’s Common Stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our revenue, billings, backlog, and other aspects of our future results of operations, financial position and cash flows, expected timing, size and benefits of our restructuring plan, the costs and cash expenditures associated with the restructuring plan, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, Risk Factors.  Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,275	$50,383
Short-term investments	67,345	67,876
Accounts receivable	48,401	44,770
Inventory	5,529	8,040
Deferred cost of revenue	208,841	194,769
Prepaid expenses and other current assets	8,381	12,536
Total current assets	387,772	378,374
Property and equipment, net	27,451	28,986
Goodwill and intangible assets	10,812	11,005
Deferred cost of revenue, non-current	20,624	26,639
Deferred tax assets, non-current	506	481
Other long-term assets	2,400	1,643
Total assets	$449,565	$447,128
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$29,644	$26,785
Deferred revenue	322,859	292,260
Accrued and other liabilities	34,605	44,146
Total current liabilities	387,108	363,191
Deferred revenue, non-current	80,315	93,149
Other liabilities	24,797	22,324
Total liabilities	492,220	478,664
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.001 par value; 1,000,000 shares authorized; 53,071 and 52,185 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	630,928	618,651
Accumulated other comprehensive loss	(2,095)	(2,113)
Accumulated deficit	(671,488)	(648,074)
Total stockholders’ deficit	(42,655)	(31,536)
Total liabilities and stockholders’ deficit	$449,565	$447,128

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product revenue	$26,528	$32,852
Service revenue	23,735	15,768
Total revenue	50,263	48,620
Cost of revenue:
Product cost of revenue	16,027	15,980
Service cost of revenue	17,323	15,643
Total cost of revenue	33,350	31,623
Gross profit	16,913	16,997
Operating expenses:
Research and development	18,641	15,485
Sales and marketing	9,103	9,550
General and administrative	12,266	10,846
Restructuring	47	39
Total operating expenses	40,057	35,920
Operating loss	(23,144)	(18,923)
Other income (expense), net	543	441
Loss before income taxes	(22,601)	(18,482)
Provision for income taxes	(570)	(32)
Net loss	$(23,171)	$(18,514)

Net loss per share
Basic	$(0.44)	$(0.36)
Diluted	$(0.44)	$(0.36)
Weighted average shares used to compute net loss per share
Basic	52,607	50,760
Diluted	52,607	50,760

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(23,171)	$(18,514)
Other comprehensive (loss) income:
Change in foreign currency translation (net of tax effect of $0 and $0)	(32)	(85)
Net unrealized gain on available for sale investments (net of tax effect of $0 and $0)	50	226
Other comprehensive income	18	141
Comprehensive loss	$(23,153)	$(18,373)

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(23,171)	$(18,514)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred taxes	(25)	—
Depreciation and amortization	2,245	2,132
Stock-based compensation	6,657	6,900
Other non-cash adjustments	81	60
Changes in operating assets and liabilities:
Accounts receivable	(3,560)	3,976
Inventory	2,518	470
Prepaid expenses and other current assets	(480)	2,208
Landlord incentives related to lease	883	—
Deferred cost of revenue	(8,001)	(8,804)
Accounts payable	3,395	613
Customer deposits	64	(5)
Deferred revenue	17,672	20,054
Accrued and other liabilities	3,247	(5,360)
Net cash provided by operating activities	1,525	3,730
Cash flows from investing activities:
Proceeds from sales of available-for-sale investments	—	4,833
Proceeds from maturities of available-for-sale investments	1,000	1,000
Purchases of available-for-sale investments	(500)	(3,439)
Purchases of property and equipment	(1,077)	(4,485)
Net cash used for investing activities	(577)	(2,091)
Cash flows from financing activities:
Payments on capital lease obligations	—	(144)
Proceeds from issuance of common stock	2,546	1,888
Taxes paid related to net share settlement of equity awards	(4,546)	(334)
Net cash (used for) provided by financing activities	(2,000)	1,410
Effect of exchange rate changes on cash and cash equivalents	(56)	98
Net (decrease) increase in cash and cash equivalents	(1,108)	3,147
Cash and cash equivalents—beginning of period	50,383	65,264
Cash and cash equivalents—end of period	$49,275	$68,411
Supplemental cash flow information—cash paid for income taxes	$88	$3,527
Non-cash investing activities:
Unpaid purchases of property and equipment	$442	$5,465

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Silver Spring Networks, Inc. (the “Company”, “we”, “us” and “our”) have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information as well as the instructions to Form 10-Q and applicable rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of unaudited condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates under different assumptions or conditions. As a result, the quarterly results may not be indicative of the full year results.

The condensed consolidated financial statements include the accounts of Silver Spring Networks, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Prior Period Adjustments

In the course of preparing the condensed consolidated financial statements for the quarter ended June 30, 2016, we determined that the cash provided from operating activities was understated and cash provided by investing activities was overstated by $2.3 million in the condensed consolidated statement of cash flows for the three months ended March 31, 2016, as included in our Form 10-Q for the quarter ended March 31, 2016. We performed the analysis required by Staff Accounting Bulletin 99, Materiality, to evaluate the materiality of the error, quantitatively and qualitatively, and concluded it was not material to our condensed consolidated financial statements for the three months ended March 31, 2016. The error was corrected in the condensed consolidated statement of cash flows for the three months ended March 31, 2016 included in this Quarterly Report on Form 10-Q.

2. Significant Accounting Policies and Estimates

There have been no material changes to our significant accounting policies described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, in Part II, Item 8. Consolidated Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2016 that have had a material impact on our condensed consolidated financial statements and related notes, except for our adoption of Accounting Standards Update, or ASU, No. 2016-09, Improvements to Employee Share-Based Payment Accounting, discussed below.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016.  We adopted this new standard on January 1, 2017, which had the following impact on us:

•

Income tax accounting – The recognition of previously unrecognized excess tax benefits using the modified retrospective method, which requires a cumulative-effect adjustment to accumulated deficit for previously unrecognized excess tax benefits. The only jurisdiction in which we had previously unrecognized excess tax benefits was in the United States. Since we maintain a full valuation allowance against our U.S. deferred tax assets, no adjustment to our accumulated deficit to reflect the recognition of excess tax benefits from prior years was required upon adoption of this new standard. The effects of recognizing these historical excess tax benefits increased our gross deferred tax assets by $9.1 million for federal and by $0.5 million for state, which were fully offset by the full valuation allowance against our U.S. deferred tax

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assets. As such, the adoption did not result in any change to our net U.S. deferred tax asset position. Tax benefits previously recorded in additional paid-in capital prior to the adoption of the guidance will remain in additional paid-in capital consistent with the guidance.

•

Cash flow presentation of excess tax benefits – This standard also requires excess tax benefits to be classified as an operating activity, consistent with other income tax cash flows, and may be applied either on a prospective transition or a retrospective transition method.  We applied this standard using the prospective transition method, which had no impact to our condensed consolidated statement of cash flows for the three months ended March 31, 2017.

•

Forfeitures – This standard enabled us to make an election to change from estimating forfeitures to accounting for forfeitures when they occur.  We adopted this change on a modified retrospective basis which resulted in us recording a cumulative effect change that increased our accumulated deficit by $0.2 million and increased our additional paid-in capital by the same amount.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which is intended to simplify the testing for goodwill impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. This guidance is effective for our annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted.  We are currently evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current lease accounting. The guidance also eliminates current real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. This guidance is effective for our fiscal years and interim reporting periods beginning after December 15, 2018. We are currently evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

3. Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding plus dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock consist of common shares issuable upon exercise of stock options, issuances of shares pursuant to the 2012 Employee Stock Purchase Plan, or ESPP, vesting of restricted stock units, or RSUs, and contingently issuable performance stock units, or PSUs, to the extent dilutive. We include the common shares underlying PSUs in the calculation of diluted net loss per share when they become contingently issuable and exclude such shares when they are not contingently issuable. Certain potential shares of common stock were excluded from the computation of diluted net loss per share because their effect would be anti-dilutive. As we have incurred losses during the three months ended March 31, 2017 and 2016, basic and diluted net loss per share was the same for these periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net loss	$(23,171)	$(18,514)
Net loss per share
Basic	$(0.44)	$(0.36)
Diluted	$(0.44)	$(0.36)
Weighted average shares used to compute net loss per share
Basic	52,607	50,760
Diluted	52,607	50,760

The following potential common shares outstanding were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Employee equity awards	7,245	7,177

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2017 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$47,240	$—	$—	$47,240
Cash equivalents:
Money market mutual funds	2,035	—	—	2,035
Total cash and cash equivalents	49,275	—	—	49,275
Short-term fixed income securities:
U.S. government and agency obligations	40,529	—	(199)	40,330
U.S. and foreign corporate debt securities	27,090	3	(78)	27,015
Total short-term investments	67,619	3	(277)	67,345
Total cash, cash equivalents and short-term investments	$116,894	$3	$(277)	$116,620

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2016 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$48,348	$—	$—	$48,348
Cash equivalents:
Money market mutual funds	2,035	—	—	2,035
Total cash and cash equivalents	50,383	—	—	50,383
Short-term fixed income securities:
U.S. government and agency obligations	40,565	—	(209)	40,356
U.S. and foreign corporate debt securities	27,636	—	(116)	27,520
Total short-term investments	68,201	—	(325)	67,876
Total cash, cash equivalents and short-term investments	$118,584	$—	$(325)	$118,259

As of March 31, 2017, approximately 81% and 9% of our cash, cash equivalents and short-term investments were held with two financial institutions, respectively. As of December 31, 2016, approximately 83% and 9% of our cash, cash equivalents and short-term investments were held with two financial institutions, respectively.

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments consisted of the following (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$33,399	$33,348	$19,017	$18,988
Due from 1 year through 3 years	36,255	36,032	51,219	50,923
Total cash equivalents and short-term investments	$69,654	$69,380	$70,236	$69,911

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2017 and December 31, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. and foreign corporate debt securities	$22,714	$(78)	$27,520	$(116)
U.S. government and agency obligations	40,330	(199)	40,356	(209)
Total	$63,044	$(277)	$67,876	$(325)

As of March 31, 2017 and December 31, 2016, there were no investments with unrealized losses for a period in excess of 12 months.

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of March 31, 2017, we anticipate that we will recover the entire amortized cost basis of such available-for-sale debt securities and have determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended March 31, 2017 and 2016. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. There were insignificant gross realized gains or losses from available-for-sale securities during the three months ended March 31, 2017 and 2016.

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the three months ended March 31, 2017 and year ended December 31, 2016.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis

As of March 31, 2017, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money-market funds	$2,035	$—	$—	$2,035
Total cash equivalents	2,035	—	—	2,035
Short-term investments:
U.S. Government and agency obligations	—	40,330	—	40,330
U.S. and foreign corporate debt securities	—	27,015	—	27,015
Total short-term investments	—	67,345	—	67,345
Total assets measured at fair value	$2,035	$67,345	$—	$69,380

As of December 31, 2016, financial assets recorded at fair value on a recurring basis were determined using the following inputs (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market mutual funds	$2,035	$—	$—	$2,035
Total cash equivalents	2,035	—	—	2,035
Short-term investments:
U.S. government and agency obligations	—	40,356	—	40,356
U.S. and foreign corporate debt securities	—	27,520	—	27,520
Total short-term investments	—	67,876	—	67,876
Total assets measured at fair value	$2,035	$67,876	$—	$69,911

As of March 31, 2017 and December 31, 2016, there were no liabilities that are measured and recorded at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of March 31, 2017 and December 31, 2016, we had no liabilities measured at fair value on a nonrecurring basis.

Our intangible assets are measured at fair value on a nonrecurring basis, if impairment is indicated. During the year ended December 31, 2016, intangible assets were measured at fair value that resulted in the recording of an impairment charge of $2.2 million. We measured the fair value of these assets primarily using discounted cash flow projections. The discounted cash flow projections require estimates for expected performance such as revenue, gross margin and operating expenses in order to discount the sum of future independent cash flows using discount rates. Intangible assets are classified as Level 3 assets due to the absence of quoted market prices. See Note 7, Goodwill and Intangibles Assets, for further information.

As of March 31, 2017 and December 31, 2016, there were no assets and liabilities that were measured and recorded at fair value on a nonrecurring basis except for assets and liabilities valued on the date of acquisition for businesses acquired.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of our accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

6. Business Acquisition

On January 16, 2015, we completed the acquisition of Detectent, Inc., or Detectent, a privately held corporation that provides customer intelligence solutions for utilities leveraging its data analytics platform, and paid $7.6 million in cash consideration. The acquisition of Detectent was accounted for under the acquisition method of accounting. We paid and held $4.0 million of deferred cash consideration, or contingent payments, in an escrow account, to be released over a two-year period subject to the retention of key employees of Detectent, or retention period. Contingent payments associated with future employment conditions were recorded as compensation expense over the retention period. We released $1.0 million from the escrow account in 2016, and released the remaining $3.0 million from the escrow account in February 2017, upon satisfaction of the retention terms of the acquisition agreement.

7. Goodwill and Intangible Assets

Goodwill:

As of March 31, 2017 and December 31, 2016, the gross amount of goodwill was $8.8 million.

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

		As of March 31, 2017				As of December 31, 2016
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Purchased technology	4-6 years	$4,865	$2,780	$882	$1,203	$4,865	$2,701	$882	$1,282
Customer relationships	4-7 years	3,640	1,648	$1,322	670	3,640	1,554	1,322	764
Trade name	6 years	369	202	—	167	369	182	—	187
Total		$8,874	$4,630	$2,204	$2,040	$8,874	$4,437	$2,204	$2,233

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
Amortization of purchased intangible assets:	2017	2016
Cost of revenue	$79	$169
Sales and marketing	106	244
General and administrative	8	8
Total	$193	$421

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ended December 31,	Amount
Remainder of 2017	$577
2018	738
2019	378
2020	335
2021	12
2022 and thereafter	—
$2,040

8. Stock-Based Compensation

Equity Incentive Plan and Employee Stock Purchase Plan

As of March 31, 2017 and December 31, 2016, there were 8.2 million and 5.9 million shares, respectively, of common stock reserved for future grants under our ESPP and 2012 Equity Incentive Plan.

Stock Option Activities

The following table summarizes our stock option activity and related information for the three months ended March 31, 2017 as follows (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2016	4,008	$12.22
Options granted	—	—
Options exercised	(145)	1.85
Options cancelled or expired	(17)	16.26
Balance at March 31, 2017	3,846	$12.59	5.00	$8,115
As of March 31, 2017
Options vested and expected to vest	3,846	$12.59	5.00	$8,115
Options exercisable	2,945	$12.41	3.93	$7,709

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of March 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount is subject to change based on changes to the fair value of our common stock.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units Activities

The following table summarizes our restricted stock units activity and related information for the three months ended March 31, 2017 as follows (in thousands, except per share data):

	Restricted Stock Units Outstanding
			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	Number of	Date Fair Value	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value
Balance at December 31, 2016	3,531	$11.55
Restricted stock units granted	932	12.72
Restricted stock units vested	(896)	12.73
Restricted stock units cancelled	(169)	13.48
Performance stock units cancelled	(100)	7.42
Balance at March 31, 2017	3,298	$11.59	1.25	$37,232

Stock-based Compensation

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$1,806	$1,328
Research and development	2,058	2,025
Sales and marketing	506	831
General and administrative	2,287	2,716
Stock-based compensation expense	$6,657	$6,900

Stock-based compensation related to our corporate bonus incentive plan was $2.4 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively. We recorded these amounts under accrued and other liabilities in our condensed consolidated balance sheets.

The following table presents unrecognized compensation cost recognized over a weighted-average period related to unvested stock options, ESPP, RSUs and PSUs as of March 31, 2017 (in thousands, except year data):

		Weighted
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$5.5	2.4
ESPP	$0.6	0.4
RSUs and PSUs	$27.6	2.3

9. Income Taxes

The provision for income taxes reported for the three months ended March 31, 2017 is based on our projected annual effective tax rate for 2017, and includes certain immaterial discrete items recorded during the period. Our income tax provision for the three months ended March 31, 2017 and 2016 reflects an effective tax rate of (2.5%) and (0.2%), respectively. Our income tax expense for the three months ended March 31, 2017 primarily comprised of state taxes and foreign taxes associated with our foreign subsidiaries and foreign withholding taxes. We have not reported a provision for federal taxes in our consolidated financial statements since we project a taxable loss in the United States for 2017. Our state provision mainly arose from state minimum taxes.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended March 31,
	2017	2016
Revenue:
United States	$46,331	$45,222
Australia	1,947	2,136
All Other	1,985	1,262
Total	$50,263	$48,620

Substantially all of our long-lived assets are located in the United States.

11. Balance Sheet Details

Inventory

Inventory consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2017	2016
Component parts	$361	$221
Finished goods	5,168	7,819
Inventory	$5,529	8,040

Inventory included consigned inventory of $1.4 million and $1.4 million as of March 31, 2017 and December 31, 2016, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2017	2016
Accrued payroll and related expenses	$9,945	$23,506
Accrued operating expenses	1,661	4,771
Warranty obligations, current	3,942	4,569
Sales, property and income taxes	1,091	1,589
Other deferred revenue	17,135	9,292
Customer deposits	329	266
Other	502	153
Accrued and other liabilities	$34,605	$44,146

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Liabilities

Other liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2017	2016
Warranty obligations, non-current	$1,566	$1,518
Other deferred revenue	12,384	9,573
Deferred rent, non-current	10,401	10,801
Other	446	432
Other liabilities	$24,797	$22,324

Product Warranty

Product warranty activity is as follows (in thousands):

Three Months Ended March 31,
2017
Warranty obligation—beginning of period	$6,087
Warranty expense for new warranties issued	86
Utilization of warranty obligation	(704)
Changes in estimates for pre-existing warranties	39
Warranty obligation—end of period	$5,508

Accumulated Other Comprehensive Loss (AOCI), Net of Tax

The components of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 are as follows (in thousands):

		Unrealized Gains
	Foreign Currency	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2016	$(1,737)	$(376)	$(2,113)
Other comprehensive (loss) income before reclassification	(32)	50	18
Amounts reclassified from AOCI	—	—	—
Other comprehensive (loss) income	(32)	50	18
Balance as of March 31, 2017	$(1,769)	$(326)	$(2,095)

12. Commitments and contingencies

Operating and Capital Leases

Our primary operating lease commitment as of March 31, 2017, related to our headquarters in San Jose, California, requires monthly lease payments through September 2026.

We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rent expense for all facility leases was $2.0 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2017, the future minimum commitments under our operating leases were as follows (in thousands):

Operating
Leases
Remainder of 2017	$6,737
2018	9,033
2019	7,831
2020	7,284
2021	7,369
2022 and thereafter	34,157
Net minimum lease payments	$72,411

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

In December 2014, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.  In order to stay the execution of the final judgment pending the appeal, in December 2014 we filed a surety bond in the amount of $17.6 million, which includes an additional 20% of the final judgment for post-judgment interest and expenses expected to be incurred during the appeal process, in accordance with court rules.  The bond was issued by Zurich Insurance and is collateralized with a standby letter of credit in the amount of $13.0 million, the amount of the damage award, as described in Customer Performance and Other Commitments. Upon completion of the appeal process, both the surety bond and standby letter of credit will be released. In January 2015, the District Court accepted the bond and entered the stay of execution of the judgment.  The appellate hearing took place in November 2015, and in February 2016 the appellate court issued a ruling reversing the District Court’s prior decision and judgment against us, and holding that no reasonable jury could find we infringed the EON patents. In April 2016, EON filed a petition for a rehearing en banc, which the appellate court denied in May 2016.  In June 2016, the appellate court notified the District Court that the prior judgment in favor of EON was vacated and that judgment was in our favor, and the District Court released our appellate bond obligation. In July 2016 the District Court awarded us $0.6 million in costs, which EON appealed in August 2016. EON also filed a petition for certiorari to the Supreme Court in October 2016, seeking review of the appellate court’s reversal of the District Court’s original judgment against us, which the Supreme Court denied in January 2017. In February 2017 we agreed with EON that it would pay us $0.5 million in settlement of the cost award, which we received in March 2017.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Atlas/ComEd, Atlas/PG&E, and Atlas/FP&L Patent Litigation. In November 2015, Atlas IP, LLC filed separate suits against our customers Commonwealth Edison Company, or ComEd, and Pacific Gas and Electric Co., or PG&E alleging infringement of United States Patent No. 5,371,734 by communications between smart meters and access points over a neighborhood area network using wireless communication modules and networking equipment supplied by us. In May 2016, Atlas filed a similar suit against our customer Florida Power & Light Company, or FP&L. We have agreed to assume the defense in each of these suits.

ComEd.  The suit against ComEd was filed in the Northern District of Illinois in November 2015, and also named Exelon Corp., or Exelon, as a defendant. In January 2016, we filed a motion to dismiss the ComEd complaint and to remove Exelon as a defendant. In February 2016, the court granted our motion to dismiss the complaint, and dismissed Exelon from the case with prejudice. In March 2016, Atlas IP filed an amended complaint against ComEd, which the court dismissed in May 2016, finding the complaint to be legally insufficient. The court awarded us reasonable attorneys’ fees and costs in July 2016. Atlas IP filed a notice of appeal in June 2016, seeking to appeal the dismissal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. In May 2017, the Federal Circuit affirmed the dismissal of this complaint.

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

Acoustic Technology Patent Litigation.  In July 2016, Acoustic Technology, Inc., a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Marshall Division against us. The lawsuit alleges infringement of United States Patent Nos. 5,986,574, and 6,509,841 by certain meters and networking technology and services that we provide. The patents will expire in late 2017 and early 2018. We filed a motion to dismiss, as well as a motion to transfer the matter to the Northern District of California, in September 2016. The motion to transfer was granted in March 2017. Also in March 2017, we filed several petitions for inter partes review with the USPTO, requesting the USPTO to find certain claims of the Acoustic Patents to be unpatentable. We believe that we have meritorious defenses to Acoustic’s allegations and intend to vigorously defend ourselves.

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

As of March 31, 2017, we have not recorded any amounts for contingent losses associated with the matters described above based on our belief that losses, while reasonably possible, are not probable. Unless otherwise stated, we are currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

As of March 31, 2017 and December 31, 2016, we had a total of $12.0 million and $17.2 million, respectively, of standby letters of credit issued under a credit facility with a financial institution. As of March 31, 2017 and December 31, 2016, $0.5 million (AUD $0.6 million) and $4.6 million (AUD $6.1 million) of these standby letters of credit were denominated in Australian dollars, respectively, and $3.4 million (AED 12.4 million) and $4.5 million (AED 16.4 million) of these standby letters of credit were denominated in United Arab Emirates Dirham, respectively.

In accordance with the terms of our credit facility, increases or decreases in the exchange rate between the Australian dollar and the U.S. dollar will increase or decrease the amount available to us under the credit facility. On December 18, 2015, we entered into a senior secured credit facilities credit agreement, or Credit Facility, with Silicon Valley Bank and HSBC Bank USA, National Association, or HSBC, which provides a revolving loan facility in an aggregate amount not to exceed $75.0 million, with an available letter of credit sub-facility in the aggregate amount of $75.0 million and an available swingline sub-facility in the aggregate amount of $5.0 million. As of March 31, 2017, there were no borrowings outstanding under the Credit Facility; however, this line of credit is backing $12.0 million of letters of credit, leaving $63.0 million of available capacity for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end. As of March 31, 2017, we were in compliance with the financial covenants in the credit agreement.

As of March 31, 2017, we had a $20.3 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letters of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

13. RESTRUCTURING

On March 10, 2017, we approved a restructuring plan designed to drive progress towards our long-term model and to better align investments to our growth and key businesses, such as continued global expansion, Starfish, and other smart city and IoT initiatives.

As a result of the restructuring, we expect to adjust worldwide headcount and incur certain facility-related expenses, and currently estimate that we will incur pre-tax charges of approximately $2.7 to $3.5 million. This consists of approximately $2.0 to $2.5 million in severance and other one-time termination benefits, and approximately $0.7 to $1.0 million in facility-related expenses and other associated costs. These charges are expected to be primarily cash-based and paid over the next eighteen months. We expect to record the majority of the charges in 2017, and expect the restructuring activities to be substantially complete by the second quarter of 2018. We incurred less than $0.1 million in severance costs as restructuring charges under this plan during the three months ended March 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, the following discussion contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly the section entitled “Risk Factors.”

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

Recent Development in our Business

Organizational Restructuring

On March 10, 2017, we approved a restructuring plan designed to drive progress towards our long-term model and to better align investments to our growth and key businesses, such as continued global expansion, Starfish, and other smart city and IoT initiatives. See Part I, Item 1. Financial Statements, Note 13, Restructuring, of Notes to Condensed Consolidated Financial Statements for more information.

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

Non-GAAP Operating Expenses

Non-GAAP operating expenses consist of research and development, sales and marketing, and general and administrative expenses, excluding amortization and impairment of intangible assets, stock-based compensation, acquisition-related charges, restructuring and legal settlements.

Total Backlog

Total backlog represents future product and services billings that we expect to generate pursuant to contracts that we have entered into with our utility customers and meter manufacturers. Total backlog includes order backlog, which represents future billings for open purchase orders and other firm commitments.

The non-GAAP financial metrics set forth below for the three months ended March 31, 2017 and 2016 have been derived from our unaudited financial statements. Reconciliations to the comparable GAAP metrics are contained in the notes below.

	Three Months Ended March 31,
	2017	2016
	(unaudited, in thousands)
Product revenue	$26,528	$32,852
Services revenue
Managed services and SaaS	14,101	11,068
Professional services	9,634	4,700
Total services revenue	23,735	15,768
Total revenue	$50,263	$48,620

Product billings(1)	$42,630	$45,735
Services billings(1)
Managed services and SaaS(1)	15,903	12,888
Professional services(1)	9,419	10,291
Total services billings(1)	25,322	23,179
Total billings(1)	$67,952	$68,914

Advanced metering infrastructure revenue	$41,072	$40,514
New solutions revenue	9,191	8,106
Total revenue	$50,263	$48,620

Advanced metering infrastructure billings (2)	$53,679	$57,471
New solutions billings(2)	14,273	11,443
Total billings(2)	$67,952	$68,914

International revenue	$3,932	$3,398
International billings(2)	$10,000	$15,224

Cost of product revenue	$16,027	$15,980
Cost of services revenue
Managed services and SaaS	9,841	8,632
Professional services	7,482	7,011
Total cost of services revenue	17,323	15,643
Total cost of revenue	$33,350	$31,623

Cost of product billings(3)	$23,466	$24,128
Cost of services billings(3)
Managed services and SaaS(3)	9,163	8,236
Professional services(3)	6,802	6,415
Total cost of services billings(3)	15,965	14,651
Total cost of billings(3)	$39,431	$38,779

Research and development	$18,641	$15,485
Sales and marketing	9,103	9,550
General and administrative	12,266	10,846
Restructuring	47	39
Total operating expenses	$40,057	$35,920

Research and development(4)	$16,537	$13,149
Sales and marketing(4)	8,482	8,410
General and administrative(4)	9,952	7,997
Restructuring(4)	—	—
Total non-GAAP operating expenses(4)	$34,971	$29,556

(1)	The following tables reconcile revenue to billings:

	Three Months Ended March 31, 2017
	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)
Product	$26,528	$16,102	$42,630
Services
Managed services and SaaS	14,101	1,802	15,903
Professional services	9,634	(215)	9,419
Total services	23,735	1,587	25,322
Total revenue/billings	$50,263	$17,689	$67,952

	Three Months Ended March 31, 2016
	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)
Product	$32,852	$12,883	$45,735
Services
Managed services and SaaS	11,068	1,820	12,888
Professional services	4,700	5,591	10,291
Total services	15,768	7,411	23,179
Total revenue/billings	$48,620	$20,294	$68,914
	(a) Amounts presented net of foreign currency translation.

(2)

The following tables reconcile advanced metering infrastructure revenue to advanced metering infrastructure billings, new solutions revenue to new solutions billings, and international revenue to international billings:

	Three Months Ended March 31, 2017
	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)
Advanced metering infrastructure	$41,072	$12,607	$53,679
New solutions	9,191	5,082	14,273
Total revenue/billings	$50,263	$17,689	$67,952

International	$3,932	$6,068	$10,000

	Three Months Ended March 31, 2016
	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)
Advanced metering infrastructure	$40,514	$16,957	$57,471
New solutions	8,106	3,337	11,443
Total revenue/billings	$48,620	$20,294	$68,914

International	$3,398	$11,826	$15,224
	(a) Amounts presented net of foreign currency translation.

(3)	The following tables reconcile cost of revenue to cost of billings:

	Three Months Ended March 31, 2017
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$16,027	$7,958	$(440)	$(79)	$—	$23,466
Cost of services
Managed services and SaaS	9,841	—	(690)	—	12	9,163
Professional services	7,482	—	(676)	—	(4)	6,802
Total cost of services	17,323	—	(1,366)	—	8	15,965
Total cost of revenue/billings	$33,350	$7,958	$(1,806)	$(79)	$8	$39,431

	Three Months Ended March 31, 2016
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$15,980	$8,668	$(351)	$(169)	$—	$24,128
Cost of services
Managed services and SaaS	8,632	—	(396)	—	—	8,236
Professional services	7,011	—	(581)	—	(15)	6,415
Total cost of services	15,643	—	(977)	—	(15)	14,651
Total cost of revenue/billings	$31,623	$8,668	$(1,328)	$(169)	$(15)	$38,779
	(a) Amounts presented net of foreign currency translation.

(4)	The following tables reconcile operating expenses to non-GAAP operating expenses:
	Three Months Ended March 31, 2017
	Operating Expenses	Stock-based Compensation	Amortization of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses
	(unaudited, in thousands)
Research and development	$18,641	$(2,058)	$—	$—	$(46)	$16,537
Sales and marketing	9,103	(506)	(106)	—	(9)	8,482
General and administrative	12,266	(2,287)	(8)	—	(19)	9,952
Restructuring	47	—	—	(47)	—	—
Total operating expenses	$40,057	$(4,851)	$(114)	$(47)	$(74)	$34,971

	Three Months Ended March 31, 2016
	Operating Expenses	Stock-based Compensation	Amortization of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses
	(unaudited, in thousands)
Research and development	$15,485	$(2,025)	$—	$—	$(311)	$13,149
Sales and marketing	9,550	(831)	(244)	—	(65)	8,410
General and administrative	10,846	(2,716)	(8)	—	(125)	7,997
Restructuring	39	—	—	(39)	—	—
Total operating expenses	$35,920	$(5,572)	$(252)	$(39)	$(501)	$29,556
	(a) Amounts presented net of foreign currency translation.

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

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. For the three months ended March 31, 2017, product revenue represented 53% and services revenue represented 47% of our total revenue. For the three months ended March 31, 2017, we delivered approximately 511,000 endpoints. We have delivered approximately 26.0 million cumulative endpoints from inception to March 31, 2017.

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

Our services revenue includes fees for managed services and SaaS, and professional services. For the three months ended March 31, 2017, revenue from managed services and SaaS represented 28% of our total revenue, and revenue from professional services represented 19% of our total revenue.

For the three months ended March 31, 2017, our advanced metering infrastructure represented 82% of total revenue and our new solutions represented 18% of total revenue. Advanced metering infrastructure revenue includes hardware and software products along with services primarily related to deployment of the network canopy through our access points and the shipment of our communications modules which are integrated into third-party meters for deployment to homes and businesses supported by our customer base. New solutions revenue includes revenue derived from our products and services beyond our advanced metering infrastructure, such as distribution automation, demand side management, demand response, smart cities, street lights, and SilverLink Data Platform.

To date, a substantial majority of our total revenue is attributable to a limited number of customer deployments of our advanced metering infrastructure. In the three months ended March 31, 2017, the deployments for PG&E, ComEd, CPS Energy or CPS, American Electric Power Service Corporation or AEP, and FP&L, represented 17%, 14%, 13%, 11% and 10% of our total revenue, respectively.

Each of these total revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to our third-party device manufacturers, as well as direct revenue from our customers. We expect that a limited number of customers will continue to account for a substantial portion of our total revenue in future periods although these customers have varied and are likely to vary from period to period.

Billings

For the three months ended March 31, 2017, product billings represented 63% and services billings represented 37% of our total billings. Our services billings include billings from managed services and SaaS, and professional services. For the three months ended March 31, 2017, billings from managed services and SaaS represented 23% and professional services represented 14% of our total billings.

For the three months ended March 31, 2017, billings from our advanced metering infrastructure represented 79% and new solutions represented 21% of our total billings.

To date, a substantial portion of our total billings are attributable to a limited number of customer deployments of our advanced metering infrastructure. In the three months ended March 31, 2017, the deployments for Consolidated Edison Company or ConEd, ComEd and FP&L, represented 13%, 11% and 10% of total billings, respectively. We expect that a limited number of customers will continue to account for a substantial portion of our total billings in future periods although these customers have varied and are likely to vary from period to period.

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

Cost of Billings

Cost of billings represents the cost associated with products and services that have been delivered to the customer, excluding stock-based compensation and amortization of acquired intangibles and acquisition-related charges.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as legal settlement expenses and restructuring charges. Personnel-related expenses represent a significant component of our operating expenses. Our regular full-time employee headcount decreased from 702 as of December 31, 2016 to 704 as of March 31, 2017.

Research and Development

We expense our research and development costs as they are incurred. Research and development expenses represent the largest component of our operating expenses and consists primarily of:

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

Sales and Marketing

Sales and marketing expenses consist primarily of:

•

compensation, including salaries, bonuses, and benefits, sales commissions and stock-based compensation provided to our sales, marketing and business development personnel, as well as facility costs and other related overhead;

•	marketing programs, including expenses associated with industry events and trade shows;
•	amortization of acquired intangibles; and
•	travel costs.

General and Administrative

General and administrative expenses consist primarily of:

•

compensation, including salaries, bonuses, and benefits and stock-based compensation provided to our executives, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead;

•	fees paid for professional services, including legal, tax and accounting services; and
•	legal settlement expenses.

Results of Operations and Key Non-GAAP Financial Metrics

The following table sets forth our consolidated results of operations for the periods shown:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change
Consolidated Statements of Operations Data:
Revenue	$50,263	$48,620	$1,643	3%
Cost of revenue	33,350	31,623	1,727	5%
Gross profit	16,913	16,997	(84)	(0)%
Operating expenses:
Research and development	18,641	15,485	3,156	20%
Sales and marketing	9,103	9,550	(447)	(5)%
General and administrative	12,266	10,846	1,420	13%
Restructuring	47	39	8	21%
Total operating expenses	40,057	35,920	4,137	12%
Operating loss	(23,144)	(18,923)	(4,221)	22%
Other income (expense), net	543	441	102	23%
Loss before income taxes	(22,601)	(18,482)	(4,119)	22%
Provision for income taxes	(570)	(32)	(538)	1681%
Net loss	$(23,171)	$(18,514)	$(4,657)	25%

Revenue

The following table sets forth our revenue for the periods shown:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change
Product revenue	$26,528	$32,852	$(6,324)	(19)%
Percent of revenue	52.8%	67.6%
Services revenue
Managed services and SaaS	14,101	11,068	3,033	27%
Professional services	9,634	4,700	4,934	105%
Total services revenue	23,735	15,768	7,967	51%
Percent of revenue	47.2%	32.4%
Revenue	$50,263	$48,620	$1,643	3%

Total revenue recognized was due to the receipt of customer acceptances and the performance of related services for follow-on phases of deployment of our networking platform and solutions. Of our total revenue, revenue from our advanced metering infrastructure and new solutions represented 82% and 18%, respectively, for the three months ended March 31, 2017, and 83% and 17%, respectively, for the three months ended March 31, 2016.

For the three months ended March 31, 2017, the deployments for PG&E, ComEd, CPS, AEP and FP&L, represented 17%, 14%, 13%, 11% and 10% of our total revenue, respectively. For the three months ended March 31, 2016, the deployments for ComEd, FP&L and AEP, represented 49%, 11% and 10% of our total revenue, respectively.

We anticipate that total revenue in 2017 will be higher than the levels achieved in 2016, and may fluctuate from period to period throughout 2017 primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Product Revenue

The decrease in product revenue for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to a decrease in the performance of follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2016, partially offset by an increase in the receipt of initial customer acceptances.

Services Revenue

The increase in services revenue for the three months ended March 31, 2017, compared to the same period in 2016, was primarily from professional services which experienced an increase in the performance of services for follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2016, and from an increase in the receipt of initial customer acceptances.  During the three months ended March 31, 2017, compared to the same period in 2016, we also experienced an increase in managed services and SaaS revenue driven by an expanded footprint of cumulative endpoints delivered and accepted.

Our revenue from product, managed services and SaaS, and professional services represented 53%, 28% and 19%, respectively, of our total revenue for the three months ended March 31, 2017, and 68%, 23% and 9%, respectively, of our total revenue for the three months ended March 31, 2016.

Billings

The following table sets forth our billings for the periods shown:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change
Product billings	$42,630	$45,735	$(3,105)	(7)%
Services billings
Managed services and SaaS	15,903	12,888	3,015	23%
Professional services	9,419	10,291	(872)	(8)%
Total services billings	25,322	23,179	2,143	9%
Total billings	$67,952	$68,914	$(962)	(1)%

For the three months ended March 31, 2017, billings from product and services represented 63% and 37% of our total billings, respectively, and for the three months ended March 31, 2016, billings from product and services represented 66% and 34% of our total billings, respectively. We delivered approximately 511,000 endpoints during the three months ended March 31, 2017, as compared to approximately 698,000 endpoints during the same period in 2016. The decrease in product billings was driven by fewer endpoints delivered, which was partially offset by an increase in software billings. The increase in service billings was primarily due to an increase in managed services and SaaS billings, driven by an expanded footprint of cumulative endpoints delivered and set up fees for new projects. Billings from international customers represented 15% and 22% of total billings in the three months ended March 31, 2017 and 2016, respectively.

Billings from our advanced metering infrastructure and new solutions represented 79% and 21%, respectively, of our total billings, for the three months ended March 31, 2017, and 83% and 17%, respectively, for the three months ended March 31, 2016.

Billings from product, managed services and SaaS, and professional services represented 63%, 23% and 14%, respectively, of our total billings, for the three months ended March 31, 2017, and 66%, 19% and 15%, respectively, for the three months ended March 31, 2016.

To date, a substantial portion of our billings are attributable to a limited number of customer deployments of our advanced metering infrastructure. In the three months ended March 31, 2017, the deployments for ConEd, ComEd and FP&L, represented 13%, 11% and 10% of our total billings, respectively. In the three months ended March 31, 2016, the deployments for ComEd, AusNet Electricity Services Company and FP&L represented 36%, 14% and 11% of our total billings, respectively.

We anticipate that total billings will fluctuate from period to period throughout 2017, with modest growth as compared to the year ended December 31, 2016.

Cost of Revenue

The following table sets forth our cost of revenue for the periods shown:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change
Cost of product revenue	$16,027	$15,980	$47	0%
Cost of services revenue
Managed services and SaaS	9,841	8,632	1,209	14%
Professional services	7,482	7,011	471	7%
Total cost of services revenue	17,323	15,643	1,680	11%
Total cost of revenue	$33,350	$31,623	$1,727	5%

Product Cost of Revenue. Product cost of revenue for the three months ended March 31, 2017, was relatively flat, compared to the same period in 2016.

Services Cost of Revenue. The increase in services cost of revenue for the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to an increase in managed services and SaaS cost of revenue driven by increases of $0.6 million in customer-specific project and equipment expenses, $0.5 million in employee compensation due to higher average compensation per headcount, and $0.2 million in facility and infrastructure costs due to our new San Jose headquarters. The increase in professional services cost of revenue was primarily driven by increases of $1.0 million in employee compensation due to higher headcount, and $0.2 million in facility and infrastructure costs from our new San Jose headquarters, partly offset by $0.7 million decrease in third party installation costs.

Changes in our services cost of revenue are disproportionate to changes in our services revenue because we recognize services cost of revenue in the period in which it is incurred even though the associated services revenue may be required to be deferred, as described under “Key Elements of Operating and Financial Performance – Cost of Revenue” above. In addition, we may incur gross losses primarily due to the timing of when we expect to meet the completion and acceptance criteria in our customer arrangements.

Cost of Billings

The following table sets forth our cost of billings for the periods shown:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change
Cost of product billings	$23,466	$24,128	$(662)	(3)%
Cost of services billings
Managed services and SaaS	9,163	8,236	927	11%
Professional services	6,802	6,415	387	6%
Total cost of services billings	15,965	14,651	1,314	9%
Total cost of billings	$39,431	$38,779	$652	2%

The overall cost of billings increased during the three months ended March 31, 2017, compared to the same period in 2016, due to a decrease in cost of product billings, offset in part by an increase in cost of service billings. Cost of product billings decreased primarily due to fewer endpoints delivered. Cost of service billings increased primarily due to an increase in managed services and SaaS cost of billings driven by an increase of $0.6 million in customer-specific project and equipment expenses, increase of $0.3 million in employee compensation due to higher average compensation per headcount, and from an increase of $0.2 million in facility and infrastructure costs from our new San Jose headquarters. The increase in professional services cost of billings was primarily driven by an increase of $0.9 million in employee compensation due to higher headcount, and from an increase of $0.2 million in facility and infrastructure costs, partly offset by $0.7 million decrease in third party installation costs.

Operating Expenses

The following table sets forth our operating expenses for the periods shown:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change
Research and development	$18,641	$15,485	$3,156	20%
Sales and marketing	9,103	9,550	(447)	(5)%
General and administrative	12,266	10,846	1,420	13%
Restructuring	47	39	8	21%
Operating expenses	$40,057	$35,920	$4,137	12%

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

The increase in research and development expenses for the three months ended March 31, 2017, compared to the same period in 2016, was primarily driven by an increase of $1.2 million in employee compensation due to higher average compensation per headcount and from an increase of $1.7 million in outside services and engineering spending.

We intend to continue to invest significantly in our research and development efforts, which we believe is essential to enhancing our competitive position and developing new products.

Sales and Marketing. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities.

Sales and marketing expenses for the March 31, 2017, compared to the same period in 2016, remained relatively flat but decreased slightly primarily due to a decrease of $1.2 million in commissions from a decline in new awards, offset in part by an increase of $0.7 million in outside service and consulting expenses.

General and Administrative. The increase in general and administrative expenses for the three months ended March 31, 2017, compared to the same period in 2016, was primarily driven by a $2.0 million increase in professional and external consulting costs, offset in part by reimbursement of $0.5 million in costs from the EON patent litigation described in Part II, Item 1. Legal Proceedings.

Restructuring. On March 10, 2017, we approved a restructuring plan designed to drive progress towards our long-term model and to better align investments to our growth and key businesses, such as continued global expansion, Starfish, and other smart city and IoT initiatives. As a result of the restructuring, we expect to adjust worldwide headcount and incur certain facility-related expenses, and currently estimate that we will incur pre-tax charges of approximately $2.7 to $3.5 million. This consists of approximately $2.0 to $2.5 million in severance and other one-time termination benefits, and approximately $0.7 to $1.0 million in facility-related expenses and other associated costs. These charges are expected to be primarily cash-based and paid over the next eighteen months. We expect to record the majority of the charges in 2017, and expect the restructuring activities to be substantially complete by the second quarter of 2018. We recorded less than $0.1 million in severance costs as restructuring charges under this plan during the three months ended March 31, 2017.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income on cash balances, foreign currency-related gains and losses, and interest expense on capital leases. We have historically invested our cash in money market accounts and fixed income securities.

The increase in other income (expense), net, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was due to higher foreign currency-related gain.

Provision for Income Taxes

We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items, which are unusual or occur infrequently, in the interim period in which they occur. In addition, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. A separate effective tax rate is calculated for the jurisdiction where we anticipate income tax expense but where an ordinary loss for the year is forecasted. The impact of such an exclusion and separate effective tax rate calculation could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

The provision for income taxes reported for the three months ended March 31, 2017 is based on our projected annual effective tax rate for 2017, and includes certain immaterial discrete items recorded during the period. Our income tax provision for the three months ended March 31, 2017 and 2016 reflects an effective tax rate of (2.5%) and (0.2%), respectively. Our income tax expense for the three months ended March 31, 2017 primarily comprised of state taxes and foreign taxes associated with our foreign subsidiaries and foreign withholding taxes. We have not reported a provision for federal taxes in our consolidated financial statements since we project a taxable loss in the United States for 2017. Our state provision mainly arose from state minimum taxes.

We recognize deferred tax assets and liabilities for both the expected impact of the book-to-tax basis difference of our assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all, or a portion, of our deferred tax assets will not be realized. We consider all available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize our existing deferred tax assets. A significant piece of objective negative evidence considered was the U.S. cumulative losses that we incurred over the years through 2013 and forecasted loss for 2017.

In 2016 and 2015, we reported U.S. pre-tax income of $22.9 million and $116.5 million, respectively. We, however, are forecasting a U.S. loss for 2017 which we consider significant negative evidence. We have not yet been able to establish a sustained level of profitability in the United States or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against our deferred tax assets as of

March 31, 2017. If, or when, the U.S. deferred tax assets are recognized, the tax benefits related to any reversal of the valuation allowance on our U.S. deferred tax assets will be accounted for as a reduction of our income tax expense. We have no material valuation allowance against our net deferred tax assets with respect to foreign jurisdictions as of March 31, 2017.

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

Liquidity and Capital Resources

As of March 31, 2017, we had $49.3 million in cash and cash equivalents and $67.3 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations through the next 12 months.

At March 31, 2017, our total cash, cash equivalents and short-term investments of $116.6 million were held for general corporate purposes. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. However, if these funds were needed for our domestic operations, we would be required to accrue and pay insignificant U.S. state taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.

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

On December 18, 2015, we entered into a senior secured credit facilities credit agreement, or Credit Facility, with Silicon Valley Bank and HSBC Bank USA, National Association, or HSBC, which provides a revolving loan facility in an aggregate amount not to exceed $75 million with an available letter of credit sub-facility in the aggregate amount of $75 million and an available swingline sub-facility in the aggregate amount of $5 million. As of March 31, 2017, there were no borrowings outstanding under the Credit Facility; however, this line of credit is backing $12.0 million of letters of credit, leaving $63.0 million of available capacity for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end. As of March 31, 2017, we were in compliance with the financial covenants in the Credit Facility.

Uses of Capital

We are occasionally required to provide performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. For example, in December 2014, we filed a surety bond in the amount of $17.6 million in connection with a notice of appeal that we filed with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. in our ongoing patent infringement litigation with EON. See Part I, Item 1. Financial Statements, Note 12, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for more information. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements could have a material adverse effect on our future revenue and business prospects.

Capital Expenditures

Our capital expenditures were $1.1 million and $4.5 million in the three months ended March 31, 2017 and 2016, respectively. The decreased in expenditures was primarily related to investment in our new headquarters in San Jose that was completed in 2016. In 2017, we expect capital expenditures to decrease. We will continue to use a portion of our cash for capital expenditures in the development of new products and services and expansion of our infrastructure, including servers and equipment related to managed services, SaaS, and other information systems required to support increased demand for our offerings and the related infrastructure.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change
Net cash provided by operating activities	$1,525	$3,730	$(2,205)	(59)%
Net cash used for investing activities	(577)	(2,091)	1,514	(72)%
Net cash (used for) provided by financing activities	$(2,000)	$1,410	$(3,410)	(242)%

Cash Flows from Operating Activities

Cash provided by operating activities decreased for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to higher net loss, offset by an increase in cash provided by working capital.

Cash Flows from Investing Activities

Cash used for investing activities decreased during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a $3.4 million decrease in purchases of leasehold improvements and furniture and fixtures related to our new San Jose headquarters that was completed in 2016. The remainder of the change related to the timing of purchases and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Cash used for financing activities increased during the three months ended March 31, 2017, compared to the same period in 2016, primarily due to a $4.2 million increase in payments for taxes related to the net share settlement of equity awards, offset in part by a $0.7 million increase in net proceeds from the issuance of common stock.

Concentration of Credit Risk

We typically extend credit to our customers and third-party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of March 31, 2017, PacifiCorp and ComEd accounted for 13% and 10%, respectively, of our accounts receivable. As of December 31, 2016, ComEd and FP&L accounted for 25% and 12%, respectively, of our accounts receivable.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third-parties as required for certain transactions initiated either by us or our subsidiaries. As of March 31, 2017, our condensed consolidated financial guarantees that were not recorded on our balance sheet consisted of $12.0 million of standby letters of credit.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of March 31, 2017 (in thousands)

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations(1)	$72,411	$6,737	$16,864	$14,653	$34,157
Purchase commitments(2)	26,488	26,488	—	—	—
Total	$98,899	$33,225	$16,864	$14,653	$34,157

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.
(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding.

Our condensed consolidated balance sheet consists of other long-term liabilities which include gross unrecognized tax benefits, and related gross interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the contractual obligation table above.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance is material. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Revenue Recognition
•	Product Warranty
•	Deferred Cost of Revenue
•	Inventory Valuation
•	Stock-Based Compensation
•	Loss Contingencies
•	Income Taxes

During the three months ended March 31, 2017, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016, except for our adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment

Accounting, discussed in Note 2, Significant Accounting Policies and Estimates, in Part I, Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies and Estimates, in Part I, Item 1. Financial Statements, of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

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

The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of March 31, 2017, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, or BPS, and 100 BPS.

(in thousands)	-100 BPS	-50 BPS	Fair Value March 31, 2017	+50 BPS	+100 BPS
Total fixed income securities	$70,144	$69,763	$69,380	$68,997	$68,613

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our Credit Facility. The interest bearing Credit Facility is denominated in U.S. dollars. The revolving loans and any swingline loans made pursuant to our Credit Facility bear interest at a rate per annum equal to (i) the higher of (a) the prime rate in effect on such day, and (b) the federal funds effective rate plus 0.5%, but in any case at a minimum rate of 0.0% per annum, plus (ii) 0.75%. As of March 31, 2017, we had not drawn on this Credit Facility.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars, Euro and Brazilian real. Consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Euro and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange risk has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency exchange risk should become more significant. There were no significant foreign exchange gains or losses in the three months ended March 31, 2017, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective, due to the material weakness in the design and operation of controls over our revenue process as described below in Management’s Report on Internal Control over Financial Reporting.

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

This quarterly Report on Form 10-Q does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit emerging growth companies such as us to provide only management’s report in the quarterly Report on Form 10-Q.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our management’s assessment we concluded that our internal control over financial reporting was not effective as of March 31, 2017 due to a material weakness in our internal control over financial reporting related to revenue recognition.

The design and operation of controls over our revenue process was inadequate due to insufficient processes to address complex computations in schedules supporting the determination of revenue and insufficient qualified personnel to review such schedules. Therefore, the review of underlying manually prepared schedules supporting the determination of revenue was neither extensive nor effective enough to identify errors.

We have performed additional analyses and procedures to enable management to conclude that, despite the existence of the material weakness discussed above, we believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation plans

We are in the process of remediating this material weakness in our internal control over financial reporting, including implementing a number of measures designed to address the underlying causes of the above material weakness. Remediation efforts currently in process or expected to be implemented include the following:

•	Additional procedures to enhance the precision and accuracy of the controls over the review of our revenue recognition process, including underlying schedules supporting the determination of revenue;
•	Implementing revenue automation;
•	Hiring additional qualified personnel; and
•	Enhancing our review procedures by increasing the extent of review and implementing review checklists for important reconciliations.

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

Changes in Internal Control over Financial Reporting

Other than the changes noted above, we have made no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Atlas/ComEd, Atlas/PG&E, and Atlas/FP&L Patent Litigation. In November 2015, Atlas IP, LLC filed separate suits against our customers ComEd and PG&E, alleging infringement of United States Patent No. 5,371,734 by communications between smart meters and access points over a neighborhood area network using wireless communication modules and networking equipment supplied by us. In May 2016, Atlas filed a similar suit against our customer Florida Power & Light Company, or FP&L. We have agreed to assume the defense in each of these suits.

ComEd.  The suit against ComEd was filed in the Northern District of Illinois in November 2015, and also named Exelon Corp., or Exelon, as a defendant. In January 2016, we filed a motion to dismiss the ComEd complaint and to remove Exelon as a defendant. In February 2016, the court granted our motion to dismiss the complaint, and dismissed Exelon from the case with prejudice. In March 2016, Atlas IP filed an amended complaint against ComEd, which the court dismissed in May 2016, finding the complaint to be legally insufficient. The court awarded us reasonable attorneys’ fees and costs in July 2016. Atlas IP filed a notice of appeal in June 2016, seeking to appeal the dismissal to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. In May 2017, the Federal Circuit affirmed the dismissal of this complaint.

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

Acoustic Technology Patent Litigation.  In July 2016, Acoustic Technology, Inc., a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Marshall Division against us. The lawsuit alleges infringement of United States Patent Nos. 5,986,574, and 6,509,841, or the Acoustic Patents, by certain meters and networking technology and services that we provide. The patents will expire in late 2017 and early 2018. We filed a motion to dismiss, as well as a motion to transfer the matter to the Northern District of California, in September 2016. The motion to transfer was granted in March 2017. Also in March 2017, we filed several petitions for inter partes review with the USPTO, requesting the USPTO to find certain claims of the Acoustic Patents to be unpatentable. We believe that we have meritorious defenses to Acoustic’s allegations and intend to vigorously defend ourselves.

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

Prior to our year ended December 31, 2015, we incurred significant losses each year.  We have an accumulated deficit of $671.5 million as of March 31, 2017. We experienced net losses of $21.6 million and $89.2 million for the years ended December 31, 2016 and 2014, respectively, and achieved profitability for the first time with net income of $80.0 million for the year ended December 31, 2015. Our ability to be profitable for 2017 and beyond will depend on our ability to continue to increase our revenue, and maintain proportional expense levels. We may not achieve profitability again in 2017 or future periods and may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses, customer service and support expenses, and restructuring charges. On March 10, 2017, we approved a restructuring plan designed to drive progress towards our long-term model and to better align investments to our growth and key businesses. As a result of the restructuring, we expect to adjust worldwide headcount and incur certain facility-related expenses.  We may not realize the cost savings expected from this restructuring. In addition, some of our expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will become profitable again on a quarterly or annual basis.

Our quarterly results are inherently unpredictable and subject to substantial fluctuations, and, as a result, we may fail to meet the expectations of securities analysts and investors, which could adversely affect the trading price of our common stock.

Our revenue, billings and other operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Our revenue and billings have fluctuated in recent periods, and have in the past decreased on a quarterly basis and on an annual basis. There can be no assurances that our revenue and billings will increase, or will not continue to decrease on a quarterly or annual basis. We expect revenue, billings, operating expenses and other operating results to fluctuate from period to period throughout 2017 and beyond. We also expect operating losses in certain future periods. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The factors that may affect the unpredictability of our quarterly results and cause our stock price to fluctuate include, but are not limited to:

•	long, and sometimes unpredictable, sales and customer deployment cycles;
•	changes in the type and mix of products and services sold;
•	our dependence on a limited number of customers, as well as our ability to achieve scale in these deployments;
•	the timing of acceptance of our products and services by our customers, which can have a material impact on when we recognize related revenue under our revenue recognition policies;
•	delays in regulatory approvals for our customers and customer deployments;
•	changing market conditions;
•	competition;
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

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of March 31, 2017 and December 31, 2016, we had $403.2 million and $385.4 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

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

Several of the components used in our products come from sole, limited source or geographically concentrated suppliers, such as Analog Devices, Microchip Technology Incorporated, Renesas Electronics America Inc. and STMicroelectronics, Inc. Additionally, our suppliers are not typically contractually obligated to supply us with components in minimum quantities or at predetermined prices over the long term. Accordingly, we may be vulnerable to price increases, component quality issues, the discontinuance of certain components, and financial, natural disasters, or other difficulties faced by our suppliers, causing shortages or interruptions in supply of components and materials, which could cause us to delay shipments to our customers. For example, in April 2017, one of our suppliers notified us of a catastrophic fire at its plant, which could compromise their ability to provide us with a sufficient quantity of a component used in our gas products. In addition, some of our key suppliers are located in Japan and their ability to timely provide us with the necessary components used in our products was compromised as a result of the catastrophic earthquake and tsunami in 2011. To help address these issues, we may purchase excess quantities of these items to hold in inventory to help ensure adequate available supply. As a result, we could be forced to record excess and obsolete inventory charges to provide for these excess quantities and we may also be subject to pricing risk or carrying charges, which could harm our operating results.

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

We have substantially expanded our overall business, customer base, employee headcount and operations both domestically and internationally in the past, and may do so in the future in response to market conditions and opportunities. Our expansion has placed, and any future growth could continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. If we are unable to manage our growth successfully, or manage our operating expenses effectively, our operating results will suffer. In March 2017, we approved a restructuring plan designed to drive progress towards our long-term business model and to better align investments to our growth and key businesses.  As a result of the restructuring, we expect to adjust worldwide headcount and incur certain facility-related expenses. We have in the past undertaken similar cost savings initiatives, including a restructuring in 2014 that involved a reduction in force. We may from time to time decide to undertake additional cost savings initiatives, such as additional restructurings, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from customers or other third parties. These charges would affect our operating results and may exceed estimated and disclosed amounts or may not lead to improvements in results of operations at expected levels. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying cost savings initiatives.

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

Since September 2015, we have experienced several leadership transitions with our senior management team, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and our former Co-Founder and Executive Vice President, Global Development. Leadership transitions can be inherently difficult to manage and may cause operational and administrative inefficiencies, added costs, uncertainty and decreased productivity among our employees, increase the likelihood of turnover, and result in the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new management team members within our organization in order to achieve our operating objectives, and changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. The presence of new management team members, and the loss of key personnel, may also impact our relationships with customers and vendors, resulting in loss of business and loss of vendor relationships. The uncertainty inherent in our recent management changes could also lead to concerns from current and potential third parties with whom we do business, any of which could damage our business prospects.

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

As of March 31, 2017, we had 115 issued patents and 65 patent applications pending in the United States. In foreign jurisdictions, we have 173 patents granted and 65 patent applications pending, which are collectively based on 69 U.S. patent applications. Our patents expire at various times between 2017 and 2035. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

Our cash, cash equivalent and short-term investment portfolio as of March 31, 2017 consisted of $116.6 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, and U.S. and foreign corporate debt securities. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2017, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of March 31, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2028 and 2018 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended March 31, 2017, the closing price of our common stock on the New York Stock Exchange ranged from $10.49 to $14.04 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

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

As of March 31, 2017, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 25.2% of our outstanding shares of common stock. As a result, these stockholders, acting together, would likely have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and other significant matters such as a merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would likely have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

(a) Sales of Unregistered Securities

Not applicable.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits.

				Incorporated by Reference		Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

10.1‡	Offer Letter Employment Agreement, dated March 2, 2017, between the Company and Catriona Fallon.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

‡	Management contract or compensatory plan or arrangement.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on May 10, 2017.

SILVER SPRING NETWORKS, INC.

By:	/s/ Michael Bell
Michael Bell President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Catriona M. Fallon
Catriona M. Fallon Chief Financial Officer (Principal Financial and Accounting Officer)