Form 10-K/A
period 2016-12-31
SILVER SPRING NETWORKS INC
filed 2017-05-24
CIK 1180079

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Silver Spring Networks, Inc. (the “Company”) for the fiscal year ended December 31, 2016 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “Original Report”), is being filed in response to comments from the SEC regarding a request for confidential treatment of certain portions of Exhibit 10.8 originally filed with the Original Report and solely for the purpose of re-filing the agreement filed as Exhibit10.8 to the Original Report in order to restore certain redacted information that was subject to a confidential treatment request by the Company and to amend and restate the Item 15 (Exhibits and Financial Statement Schedules) and the Exhibit Index included in the Original Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on this May 24, 2017.

SILVER SPRING NETWORKS, INC.

By:	/s/ Michael Bell
Michael Bell
President and Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included herein or incorporated herein by reference:

Exhibit	Incorporated by Reference	Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-35828	3.1	5/9/2013
3.2	Restated Bylaws of the Registrant.	10-Q	001-35828	3.2	5/9/2013
4.1	Form of Registrant’s common stock certificate.	S-1	333-175393	4.1	11/30/2012
4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated December 11, 2009, by and among Registrant and certain security holders of the Registrant.	S-1	333-175393	4.2	7/7/2011
10.1‡	Form of Indemnification Agreement.	S-1	333-175393	10.1	7/7/2011
10.2‡	2003 Stock Option Plan, as amended to date.	10-Q	001-35828	10.2	11/7/2013
10.3‡	2012 Equity Incentive Plan, as amended to date.	10-Q	001-35828	10.1	8/7/2015
10.4‡	2012 Employee Stock Purchase Plan.	S-1	333-175393	10.4	6/14/2012
10.5†	Master Procurement Agreement, dated April 8, 2015, between the Registrant and AusNet Electricity Services Pty Ltd, as amended.	10-K	001-35828	10.5	3/10/17
10.6+	Amended and Restated Services and Materials Agreement, dated January 25, 2012, by and between the Registrant and Commonwealth Edison Company.	10-K/A	001-35828	10.6	7/25/2016
10.7+	Amendment No. 3, effective as of February 29, 2016, and Amendment No. 4, effective as of June 29, 2016, amending that certain Amended and Restated Services and Materials Agreement, dated January 25, 2012, as amended, by and between the Registrant and Commonwealth Edison Company.	10-Q	001-35828	10.7	8/9/2016
10.8†	Third Amended and Restated Master Agreement, dated as of July 25, 2016, by and between the Registrant and The City of San Antonio acting by and through its City Public Service Board.	X
10.9+	Lease Agreement, dated October 27, 2015, between the Registrant and CF Tasman SV LLC.	10-K	001-35828	10.8	3/9/2016
10.10+	Lease Agreement, dated October 27, 2015, between the Registrant and CF Tasman SV LLC.	10-K	001-35828	10.9	3/9/2016
10.11	Credit Agreement, dated December 18, 2015, by and between the Registrant, lenders parties thereto and Silicon Valley Bank.	10-K	001-35828	10.10	3/9/2016
10.12	First Amendment to Credit Agreement, dated as of June 3, 2016, amending that certain Credit Agreement, dated as of December 18, 2015, by and between the Registrant, lenders parties thereto and Silicon Valley Bank.	10-Q	001-35828	10.1	8/9/2016
10.13‡	Offer Letter Employment Agreement, dated July 28, 2015, between the Registrant and Michael Bell, as amended.	10-K	001-35828	10.11	3/9/2016
10.14‡	Notice of Inducement Stock Option Grant and Inducement Stock Option Agreement, dated October 12, 2015, between the Registrant and Michael Bell.	S-8	333-207906	99.1	11/9/2015
10.15‡	Notice of Inducement Performance Stock Unit Award and Inducement Performance Stock Unit Award Agreement, dated November 10, 2015, between the Registrant and Michael Bell.	S-8	333-207906	99.2	11/9/2015
10.16‡	Notice of Inducement Restricted Stock Award and Inducement Restricted Stock Unit Award Agreement, dated November 10, 2015, between the Registrant and Michael Bell.	S-8	333-207906	99.3	11/9/2015
10.17‡	Offer Letter Employment Agreement, dated July 6, 2016, between the Company and Aysegul Ilendiz.	10-Q	001-35828	10.5	8/9/2016
10.18‡	Notice of Inducement Stock Option Grant and Inducement Stock Option Agreement, dated August 10, 2016, between the Registrant and Aysegul Ildeniz.	S-8	333-213026	99.1	8/9/2016
10.19‡	Notice of Inducement Restricted Stock Award and Inducement Restricted Stock Unit Award Agreement, dated August 10, 2016, between the Registrant and Aysegul Ildeniz.	S-8	333-213026	99.2	8/9/2016
10.20‡	Offer Letter Employment Agreement, dated January 11, 2016, between the Registrant and Philippe Gaglione.	10-K	001-35828	10.20	3/10/17
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	10-K	001-35828	23.1	3/10/17

24.1	Power of Attorney (see signature page).	10-K	001-35828	24.1	3/10/17
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35828	32.1	3/10/17
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35828	32.2	3/10/17
101.INS	XBRL Instance Document.	10-K	001-35828	101.INS	3/10/17
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	001-35828	101.SCH	3/10/17
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	001-35828	101.CAL	3/10/17
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-35828	101.DEF	3/10/17
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-35828	101.LAB	3/10/17
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-35828	101.PRE	3/10/17

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