Form 10-Q
period 2017-06-30
SILVER SPRING NETWORKS INC
filed 2017-08-09
CIK 1180079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 3, 2017, there were approximately 53,565,579 shares of the registrant’s Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,133	$50,383
Short-term investments	66,712	67,876
Accounts receivable	51,719	44,770
Inventory	5,288	8,040
Deferred cost of revenue	32,846	194,769
Prepaid expenses and other current assets	11,361	12,536
Total current assets	219,059	378,374
Property and equipment, net	25,978	28,986
Goodwill and intangible assets	10,620	11,005
Deferred cost of revenue, non-current	36,906	26,639
Deferred tax assets, non-current	496	481
Other long-term assets	2,575	1,643
Total assets	$295,634	$447,128
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$30,428	$26,785
Deferred revenue	96,916	292,260
Accrued and other liabilities	42,180	44,146
Total current liabilities	169,524	363,191
Deferred revenue, non-current	123,063	93,149
Other liabilities	23,332	22,324
Total liabilities	315,919	478,664
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock and additional paid-in capital, $0.001 par value; 1,000,000 shares authorized; 53,546 and 52,185 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	634,586	618,651
Accumulated other comprehensive loss	(2,009)	(2,113)
Accumulated deficit	(652,862)	(648,074)
Total stockholders’ deficit	(20,285)	(31,536)
Total liabilities and stockholders’ deficit	$295,634	$447,128

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$214,713	$69,917	$241,241	$102,769
Services revenue	46,859	52,035	70,594	67,803
Total revenue	261,572	121,952	311,835	170,572
Cost of revenue:
Product cost of revenue	186,491	41,439	202,518	57,419
Services cost of revenue	18,543	15,970	35,866	31,613
Total cost of revenue	205,034	57,409	238,384	89,032
Gross profit	56,538	64,543	73,451	81,540
Operating expenses:
Research and development	17,272	17,933	35,913	33,418
Sales and marketing	8,893	8,622	17,996	18,172
General and administrative	10,881	11,239	23,147	22,085
Restructuring	1,207	—	1,254	39
Total operating expenses	38,253	37,794	78,310	73,714
Operating income (loss)	18,285	26,749	(4,859)	7,826
Other income, net	9	333	552	774
Income (loss) before income taxes	18,294	27,082	(4,307)	8,600
Benefit (provision) for income taxes	332	(961)	(238)	(993)
Net income (loss)	$18,626	$26,121	$(4,545)	$7,607

Net income (loss) per share
Basic	$0.35	$0.51	$(0.09)	$0.15
Diluted	$0.34	$0.50	$(0.09)	$0.14
Weighted average shares used to compute net income (loss) per share
Basic	53,329	51,224	52,970	50,992
Diluted	54,174	52,766	52,970	52,492

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$18,626	$26,121	$(4,545)	$7,607
Other comprehensive income (loss):
Change in foreign currency translation (net of tax effect of $0 and $0)	100	(114)	68	(199)
Net unrealized (loss) gain on available for sale investments (net of tax effect of $0 and $0)	(14)	19	36	245
Other comprehensive income (loss)	86	(95)	104	46
Comprehensive income (loss)	$18,712	$26,026	$(4,441)	$7,653

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands, unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(4,545)	$7,607
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred taxes	(16)	111
Depreciation and amortization	4,477	4,236
Stock-based compensation	13,689	13,941
Other non-cash adjustments	187	113
Changes in operating assets and liabilities:
Accounts receivable	(6,979)	859
Inventory	2,752	2,061
Prepaid expenses and other current assets	(3,642)	1,944
Landlord incentives related to lease	883	2,275
Deferred cost of revenue	151,617	8,236
Accounts payable	4,220	1,174
Customer deposits	132	(6)
Deferred revenue	(165,364)	(29,988)
Accrued and other liabilities	7,122	(5,031)
Net cash provided by operating activities	4,533	7,532
Cash flows from investing activities:
Proceeds from sales of available-for-sale investments	2,549	22,944
Proceeds from maturities of available-for-sale investments	5,200	2,250
Purchases of available-for-sale investments	(6,712)	(10,954)
Purchases of property and equipment	(1,750)	(17,244)
Net cash used for investing activities	(713)	(3,004)
Cash flows from financing activities:
Payments on capital lease obligations	—	(285)
Proceeds from issuance of common stock	2,811	2,228
Taxes paid related to net share settlement of equity awards	(5,948)	(3,620)
Net cash used for financing activities	(3,137)	(1,677)
Effect of exchange rate changes on cash and cash equivalents	67	(136)
Net increase in cash and cash equivalents	750	2,715
Cash and cash equivalents—beginning of period	50,383	65,264
Cash and cash equivalents—end of period	$51,133	$67,979
Supplemental cash flow information—cash paid for income taxes	$426	$3,896
Non-cash investing activities:
Unpaid purchases of property and equipment	$362	$3,032

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Silver Spring Networks, Inc. (the “Company”, “we”, “us” and “our”) have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information as well as the instructions to Form 10-Q and applicable rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of unaudited condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates under different assumptions or conditions. As a result, the quarterly results may not be indicative of the full year results.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016.  We adopted this new standard on January 1, 2017, which had the following impact on us:

•

Income tax accounting – The recognition of previously unrecognized excess tax benefits using the modified retrospective method, which requires a cumulative-effect adjustment to accumulated deficit for previously unrecognized excess tax benefits. The only jurisdiction in which we had previously unrecognized excess tax benefits was in the United States. Since we maintain a full valuation allowance against our U.S. deferred tax assets, no adjustment to our accumulated deficit to reflect the recognition of excess tax benefits from prior years was required upon adoption of this new standard. The effects of recognizing these historical excess tax benefits increased our gross deferred tax assets by $9.1 million for federal and by $0.5 million for state, which were fully offset by the full valuation allowance against our U.S. deferred tax assets. As such, the adoption did not result in any change to our net U.S. deferred tax asset position. Tax benefits previously recorded in additional paid-in capital prior to the adoption of the guidance will remain in additional paid-in capital consistent with the guidance.

•

Cash flow presentation of excess tax benefits – This standard also requires excess tax benefits to be classified as an operating activity, consistent with other income tax cash flows, and may be applied either on a prospective transition or a retrospective transition method.  We applied this standard using the prospective transition method, which had no impact to our condensed consolidated statement of cash flows for the six months ended June 30, 2017.

•

Forfeitures – This standard enabled us to make an election to change from estimating forfeitures to accounting for forfeitures when they occur.  We adopted this change on a modified retrospective basis which resulted in us recording a

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

cumulative effect change that increased our accumulated deficit by $0.2 million and increased our additional paid-in capital by the same amount.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017. We are currently evaluating the effect that this new guidance will have on us but do not expect this adoption will have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard requires that the amounts generally described as restricted cash and restricted cash equivalents would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The guidance also requires certain disclosures to supplement the statement of cash flows. The guidance is effective for our annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures.

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

3. Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of common shares issuable upon exercise of stock options, issuances of shares pursuant to the 2012 Employee Stock Purchase Plan, or ESPP, vesting of restricted stock units, or RSUs, and contingently issuable performance stock units, or PSUs. We include the common shares underlying PSUs in the calculation of diluted net income (loss) per share when they become contingently issuable and exclude such shares when they are not contingently issuable. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect would be anti-dilutive. As we incurred losses during the six months ended June 30, 2017, basic and diluted net loss per share was the same for the period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$18,626	$26,121	$(4,545)	$7,607
Net income (loss) per share
Basic	$0.35	$0.51	$(0.09)	$0.15
Diluted	$0.34	$0.50	$(0.09)	$0.14
Weighted-average shares used to compute net income (loss) per share
Basic	53,329	51,224	52,970	50,992
Diluted	54,174	52,766	52,970	52,492

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net income (loss) per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee equity awards	3,832	5,407	7,121	5,263

4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2017 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$49,098	$—	$—	$49,098
Cash equivalents:
Money market mutual funds	2,035	—	—	2,035
Total cash and cash equivalents	51,133	—	—	51,133
Short-term fixed income securities:
U.S. government and agency obligations	40,485	—	(217)	40,268
U.S. and foreign corporate debt securities	26,516	—	(72)	26,444
Total short-term investments	67,001	—	(289)	66,712
Total cash, cash equivalents and short-term investments	$118,134	$—	$(289)	$117,845

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2016 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$48,348	$—	$—	$48,348
Cash equivalents:
Money market mutual funds	2,035	—	—	2,035
Total cash and cash equivalents	50,383	—	—	50,383
Short-term fixed income securities:
U.S. government and agency obligations	40,565	—	(209)	40,356
U.S. and foreign corporate debt securities	27,636	—	(116)	27,520
Total short-term investments	68,201	—	(325)	67,876
Total cash, cash equivalents and short-term investments	$118,584	$—	$(325)	$118,259

As of June 30, 2017, approximately 77% and 12% of our cash, cash equivalents and short-term investments were held with two financial institutions, respectively. As of December 31, 2016, approximately 83% and 9% of our cash, cash equivalents and short-term investments were held with two financial institutions, respectively.

As of June 30, 2017, $0.8 million of restricted cash was designated as a collateral for a bank guarantee issued by HSBC Bank USA, National Association, or HSBC, to support our performance obligation under an agreement with one customer. The guarantee will expire in July 2023 unless cancelled on an earlier date; accordingly, we recorded this amount in other long-term assets in our condensed consolidated balance sheets.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments were as follows (in thousands):

	As of June 30, 2017		As of December 31, 2016
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$38,361	$38,284	$19,017	$18,988
Due from 1 year through 3 years	30,675	30,463	51,219	50,923
Total cash equivalents and short-term investments	$69,036	$68,747	$70,236	$69,911

The following table presents gross unrealized losses and fair values for investments in an unrealized loss position as of June 30, 2017 and December 31, 2016, aggregated by investment category (in thousands):

	As of June 30, 2017		As of December 31, 2016
	Total (Less Than 12 Months)		Total (Less Than 12 Months)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. and foreign corporate debt securities	$26,444	$(72)	$27,520	$(116)
U.S. government and agency obligations	40,268	(217)	40,356	(209)
Total	$66,712	$(289)	$67,876	$(325)

As of June 30, 2017 and December 31, 2016, there were no investments with unrealized losses for a period in excess of 12 months.

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of June 30, 2017 and 2016, we anticipated that we would recover the entire amortized cost basis of such available-for-sale debt securities and determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and six months ended June 30, 2017 and 2016. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. There were insignificant gross realized gains or losses from available-for-sale securities during the three and six months ended June 30, 2017 and 2016.

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the six months ended June 30, 2017 and the year ended December 31, 2016.

Assets Measured at Fair Value on a Recurring Basis

As of June 30, 2017, financial assets recorded at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other
	Identical	Observable
	Instruments	Inputs
	(Level 1)	(Level 2)	Total
Cash equivalents:
Money-market funds	$2,035	$—	$2,035
Total cash equivalents	2,035	—	2,035
Short-term investments:
U.S. Government and agency obligations	—	40,268	40,268
U.S. and foreign corporate debt securities	—	26,444	26,444
Total short-term investments	—	66,712	66,712
Total assets measured at fair value	$2,035	$66,712	$68,747

As of December 31, 2016, financial assets recorded at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other
	Identical	Observable
	Instruments	Inputs
	(Level 1)	(Level 2)	Total
Cash equivalents:
Money market mutual funds	$2,035	$—	$2,035
Total cash equivalents	2,035	—	2,035
Short-term investments:
U.S. government and agency obligations	—	40,356	40,356
U.S. and foreign corporate debt securities	—	27,520	27,520
Total short-term investments	—	67,876	67,876
Total assets measured at fair value	$2,035	$67,876	$69,911

As of June 30, 2017 and December 31, 2016, there were no liabilities that are measured and recorded at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of June 30, 2017 and December 31, 2016, there were no assets and liabilities measured and recorded at fair value on a nonrecurring basis except for assets and liabilities valued on the date of acquisitions for businesses acquired.

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

7. Goodwill and Intangible Assets

Goodwill:

As of June 30, 2017 and December 31, 2016, the gross amount of goodwill was $8.8 million.

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

		As of June 30, 2017				As of December 31, 2016
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Purchased technology	4-6 years	$4,865	$2,859	$882	$1,124	$4,865	$2,701	$882	$1,282
Customer relationships	4-7 years	3,640	1,741	$1,322	577	3,640	1,554	1,322	764
Trade name	6 years	369	222	—	147	369	182	—	187
Total		$8,874	$4,822	$2,204	$1,848	$8,874	$4,437	$2,204	$2,233

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Amortization of purchased intangible assets:	2017	2016	2017	2016
Cost of revenue	$80	$195	$159	$364
Sales and marketing	104	172	210	415
General and administrative	8	8	16	17
Total	$192	$375	$385	$796

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ended December 31,	Amount
Remainder of 2017	$385
2018	738
2019	378
2020	335
2021	12
2022 and thereafter	—
$1,848

8. Stock-Based Compensation

Equity Incentive Plan and Employee Stock Purchase Plan

As of June 30, 2017 and December 31, 2016, there were 7.1 million and 5.9 million shares, respectively, of common stock reserved for future grants under our ESPP and 2012 Equity Incentive Plan.

Performance Stock Units

In May 2017, we granted to our Chief Executive Officer, or CEO, Chief Financial Officer, or CFO, and other executive officers PSUs to receive up to an aggregate number of 0.2 million shares of our common stock, subject to the achievement of certain performance targets set by the Compensation Committee and such individual’s continued service to us as a director, officer, employee or consultant. The PSUs will become earned and eligible to vest when the performance condition is met. The earned PSUs, if any, will vest in equal annual installments over three years from the date of grant. The aggregate grant-date fair value of these PSUs is approximately $2.3 million based on the closing price of our common stock on the grant date, which will be recognized over the requisite service period using the accelerated attribution method.

Stock Option Activities

The following table summarizes our stock option activity and related information for the six months ended June 30, 2017 (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2016	4,008	$12.22
Options granted	65	10.95
Options exercised	(304)	1.69
Options cancelled or expired	(262)	16.59
Balance at June 30, 2017	3,507	$12.79	5.28	$6,572
As of June 30, 2017
Options vested and expected to vest	3,507	$12.79	5.28	$6,572
Options exercisable	2,724	$12.72	4.38	$6,249

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of June 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. This amount is subject to change based on changes to the fair value of our common stock.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock Units Activities

The following table summarizes our restricted stock units activity and related information for the six months ended June 30, 2017 (in thousands, except per share data):

	Restricted Stock Units Outstanding
			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	Number of	Date Fair Value	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value
Balance at December 31, 2016	3,531	$11.55
Restricted stock units granted	2,387	11.01
Restricted stock units vested	(1,335)	12.90
Restricted stock units cancelled	(303)	13.11
Performance stock units granted	234	9.91
Performance stock units cancelled	(100)	7.42
Balance at June 30, 2017	4,414	$10.75	1.52	$49,784

Stock-based Compensation

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$1,921	$1,389	$3,727	$2,717
Research and development	2,134	2,241	4,192	4,266
Sales and marketing	657	726	1,163	1,557
General and administrative	2,320	2,685	4,607	5,401
Stock-based compensation expense	$7,032	$7,041	$13,689	$13,941

Stock-based compensation related to our corporate bonus incentive plan was $2.2 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively. Stock-based compensation related to our corporate bonus incentive plan was $4.6 million and $4.0 million for the six months ended June 30, 2017 and 2016, respectively. We recorded these amounts under accrued and other liabilities in our condensed consolidated balance sheets.

The following table presents unrecognized compensation cost to be recognized over a weighted-average period related to unvested stock options, ESPP, RSUs and PSUs as of June 30, 2017 (in thousands, except year data):

		Weighted
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$5,064	2.3
ESPP	$176	0.1
RSUs and PSUs	$36,547	3.0

9. Income Taxes

The provision for income taxes reported for the six months ended June 30, 2017 is based on our projected annual effective tax rate for 2017, and includes certain immaterial discrete items recorded during the period. Our income tax benefit and provision for the three months ended June 30, 2017 and 2016 reflects an effective tax rate of (1.8%) and 3.5%, respectively. Our income tax provision for the six months ended June 30, 2017 and 2016 reflects an effective tax rate of (5.5%) and 11.5%, respectively. Our income tax benefit and expense for the three and six months ended June 30, 2017 primarily comprised of foreign taxes associated with our foreign subsidiaries. We have not reported a provision for federal taxes in our condensed consolidated financial statements since we project a

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

taxable loss in the United States for 2017. Our income tax expense for the three and six months ended June 30, 2016 consisted primarily of taxes from foreign jurisdictions and states, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
United States	$257,957	$118,539	$304,288	$163,761
Australia	1,045	1,834	2,992	3,969
All Other	2,570	1,579	4,555	2,842
Total	$261,572	$121,952	$311,835	$170,572

Substantially all of our long-lived assets are located in the United States.

11. Balance Sheet Details

Inventory

Inventory consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2017	2016
Component parts	$817	$221
Finished goods	4,471	7,819
Inventory	$5,288	8,040

Inventory included consigned inventory of $1.6 million and $1.4 million as of June 30, 2017 and December 31, 2016, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2017	2016
Accrued payroll and related expenses	$13,572	$23,506
Accrued operating expenses	2,012	4,771
Warranty obligations, current	3,767	4,569
Sales, property and income taxes	1,172	1,589
Other deferred revenue	20,713	9,292
Customer deposits	398	266
Other	546	153
Accrued and other liabilities	$42,180	$44,146

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Liabilities

Other liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2017	2016
Warranty obligations, non-current	$1,510	$1,518
Other deferred revenue	11,113	9,573
Deferred rent, non-current	10,242	10,801
Other	467	432
Other liabilities	$23,332	$22,324

Product Warranty

Product warranty activity is as follows (in thousands):

Six Months Ended June 30,
2017
Warranty obligation—beginning of period	$6,087
Warranty expense for new warranties issued	246
Utilization of warranty obligation	(1,158)
Changes in estimates for pre-existing warranties	102
Warranty obligation—end of period	$5,277

Accumulated Other Comprehensive Loss (AOCI), Net of Tax

The components of accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2017 are as follows (in thousands):

		Unrealized Gains
	Foreign Currency	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2016	$(1,737)	$(376)	$(2,113)
Other comprehensive income before reclassification	68	37	105
Amounts reclassified from AOCI	—	(1)	(1)
Other comprehensive income	68	36	104
Balance as of June 30, 2017	$(1,669)	$(340)	$(2,009)

12. Commitments and contingencies

Operating and Capital Leases

Our primary operating lease commitment as of June 30, 2017, related to our headquarters in San Jose, California, requires monthly lease payments through September 2026.

We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rent expense for all facility leases was $2.0 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively, and $4.0 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2017, the future minimum commitments under our operating leases were as follows (in thousands):

Operating
Leases
Remainder of 2017	$4,513
2018	9,073
2019	7,871
2020	7,307
2021	7,374
2022 and thereafter	34,165
Net minimum lease payments	$70,303

Legal Contingencies

Linex Patent Litigation.  In March 2013, Linex Technologies, Inc., a non-producing entity, or Linex, filed suit against us in United States District Court for the Southern District of Florida. Linex alleged that certain of our networking technology infringes United States Patent Nos. 6,493,377 and 7,167,503. We filed an answer in May 2013. In January 2014, the court granted the plaintiff’s request for a stay of the matter, pending reexamination of the patents at issue by the United States Patent and Trademark Office, or USPTO. In September 2014, Linex amended certain patent claims and canceled certain other patent claims based upon the USPTO’s completed reexaminations, and in October 2014, the court lifted the stay of the matter.  In January 2015, Linex filed an amended complaint to incorporate facts related to the completed reexaminations, and we filed an answer responding to the complaint and raising additional defenses.  In June 2015, the court stayed the action pending the USPTO’s completion of further ex parte reexaminations of the patents at issue.  In July 2017, the USPTO issued a reexamination certificate with all of the claims cancelled for the ‘377 patent. We believe that we have meritorious defenses to Linex’s allegations and intend to continue vigorously defending against the action.

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

FP&L.  The suit against FP&L was filed in the Southern District of Florida in May 2016.  In June 2016, the court stayed the action until the conclusion of Atlas IP’s appeal in the ComEd case, pursuant to an agreement between the parties that if the appellate court affirms the dismissal of the ComEd case, it will be dispositive of the FP&L action. In August 2017, following the outcome of the ComEd case, the court dismissed this suit with prejudice.

We believe that we have meritorious defenses to Atlas IP’s allegations in each of these matters, and intend to continue vigorously defending the actions as required.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acoustic Technology Patent Litigation.  In July 2016, Acoustic Technology, Inc., a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Marshall Division against us. The lawsuit alleges infringement of United States Patent Nos. 5,986,574, and 6,509,841 by certain meters and networking technology and services that we provide. The patents will expire in late 2017 and early 2018. We filed a motion to dismiss, as well as a motion to transfer the matter to the Northern District of California, in September 2016. The motion to transfer was granted in March 2017. Also in March 2017, we filed several petitions for inter partes review with the USPTO, requesting the USPTO to find certain claims of the Acoustic Patents to be unpatentable. In July 2017, the court stayed the suit pending review of the petitions for inter partes review by the USPTO. We believe that we have meritorious defenses to Acoustic’s allegations and intend to vigorously defend ourselves.

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

As of June 30, 2017, we have not recorded any amounts for contingent losses associated with the matters described above based on our belief that losses, while reasonably possible, are not probable. Unless otherwise stated, we are currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

As of June 30, 2017 and December 31, 2016, we had a total of $15.7 million and $17.2 million, respectively, of standby letters of credit issued under a credit facility with a financial institution. As of June 30, 2017 and December 31, 2016, $0.5 million (AUD $0.6 million) and $4.6 million (AUD $6.1 million) of these standby letters of credit were denominated in Australian dollars, respectively, and $3.3 million (AED 12.4 million) and $4.5 million (AED 16.4 million) of these standby letters of credit were denominated in United Arab Emirates Dirham, respectively. In accordance with the terms of our credit facility, fluctuations in the exchange rate will increase or decrease the amount available to us under the credit facility.

On December 18, 2015, we entered into a senior secured credit facilities credit agreement, or Credit Facility, with Silicon Valley Bank and HSBC, which provides a revolving loan facility in an aggregate amount not to exceed $75.0 million, with an available letter of credit sub-facility in the aggregate amount of $75.0 million and an available swingline sub-facility in the aggregate amount of $5.0 million. As of June 30, 2017, there were no borrowings outstanding under the Credit Facility; however, this line of credit is backing $15.7 million of letters of credit, leaving $59.3 million of available capacity for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end. As of June 30, 2017, we were in compliance with the financial covenants in the credit agreement.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2017, we had a $16.8 million unsecured surety bond. The surety bond provides a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letters of credit or surety bond. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

13. Restructuring

2017 Restructuring Plan

On March 10, 2017, we approved a restructuring plan, or the 2017 Restructuring Plan, designed to drive progress towards our long-term business model and to better align investments to our growth and key businesses, such as continued global expansion, Starfish, and other smart city and IoT initiatives.

The following table summarizes restructuring charges included in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Severance	$1,207	$—	$1,254	$—
Total restructuring	$1,207	$—	$1,254	$—

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes activities in our restructuring accrual (in thousands):

Fiscal 2017 Plan	Severance Costs	Facility-related and Other Costs	Total
December 31, 2016 (1)	$—	$—	$—
Additions	1,254		1,254
Utilizations	(1,204)	—	(1,204)
June 30, 2017 (1)	$50	$—	$50

(1) Included under accrued and other liabilities in the condensed consolidated balance sheets

In connection with the 2017 Restructuring Plan, we expect to record aggregate future charges of approximately $1.4 million to $2.2 million in severance and facility-related and other associated costs over the next fifteen months.

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

We believe our technology is also well suited for a range of other solutions across the broader category of the IoT. We are focused on critical infrastructure within the IoT that requires similar networking performance to our smart grid solution. Our first expansion beyond the power grid has been on city infrastructure, specifically networking street lights. We believe that by applying advanced networking technology, we can enable cities to achieve their goals for increasing energy and operating efficiency while improving quality of life. We have begun to expand our reach into an even broader range of IoT markets by working with new and existing customers to open their smart grid networks to third parties and support a wider range of devices, applications and solutions. To date, a substantial majority of our revenue and billings has been attributable to a limited number of customer deployments of our networking platform and advanced metering solution.

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

Recent Development in our Business

Organizational Restructuring

On March 10, 2017, we approved a restructuring plan designed to drive progress towards our long-term business model and to better align investments to our growth and key businesses, such as continued global expansion, Starfish, and other smart city and IoT initiatives. See Part I, Item 1. Financial Statements, Note 13, Restructuring, of Notes to Condensed Consolidated Financial Statements for more information.

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

Services Billings

Services billings represent billings associated with services related to the initial deployment and ongoing operation of our networking platform and solutions that have been provided to the customer. This includes managed services and SaaS billings and professional services billings.

Managed Services and SaaS Billings

Managed services and SaaS billings represent billings associated with managed services and SaaS offerings that have been provided to the customer.

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

Services Cost of Billings

Services cost of billings represents the cost associated with services that have been delivered to the customer. This includes professional services cost of billings and managed services and SaaS cost of billings.

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

The non-GAAP financial metrics set forth below for the three and six months ended June 30, 2017 and 2016 have been derived from our unaudited financial statements. Reconciliations to the comparable GAAP metrics are contained in the notes below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited, in thousands)		(unaudited, in thousands)
Product revenue	$214,713	$69,917	$241,241	$102,769
Services revenue
Managed services and SaaS	27,350	24,570	41,451	35,638
Professional services	19,509	27,465	29,143	32,165
Total services revenue	46,859	52,035	70,594	67,803
Total revenue	$261,572	$121,952	$311,835	$170,572

Product billings(1)	$49,642	$46,113	$92,272	$91,848
Services billings(1)
Managed services and SaaS(1)	16,052	14,920	31,955	27,808
Professional services(1)	13,055	10,813	22,474	21,104
Total services billings(1)	29,107	25,733	54,429	48,912
Total billings(1)	$78,749	$71,846	$146,701	$140,760

Advanced metering infrastructure revenue	$254,433	$105,181	$295,505	$145,695
New solutions revenue	7,139	16,771	16,330	24,877
Total revenue	$261,572	$121,952	$311,835	$170,572

Advanced metering infrastructure billings (2)	$65,849	$59,997	$119,528	$117,468
New solutions billings(2)	12,900	11,849	27,173	23,292
Total billings(2)	$78,749	$71,846	$146,701	$140,760

International revenue	$3,615	$3,413	$7,547	$6,811
International billings(2)	$10,035	$10,973	$20,035	$26,197

Cost of product revenue	$186,491	$41,439	$202,518	$57,419
Cost of services revenue
Managed services and SaaS	9,619	8,900	19,460	17,532
Professional services	8,924	7,070	16,406	14,081
Total cost of services revenue	18,543	15,970	35,866	31,613
Total cost of revenue	$205,034	$57,409	$238,384	$89,032

Cost of product billings(3)	$26,362	$23,837	$49,828	$47,964
Cost of services billings(3)
Managed services and SaaS(3)	8,951	8,294	18,114	16,531
Professional services(3)	8,133	6,686	14,935	13,101
Total cost of services billings(3)	17,084	14,980	33,049	29,632
Total cost of billings(3)	$43,446	$38,817	$82,877	$77,596

Research and development	$17,272	$17,933	$35,913	$33,418
Sales and marketing	8,893	8,622	17,996	18,172
General and administrative	10,881	11,239	23,147	22,085
Restructuring	1,207	-	1,254	39
Total operating expenses	$38,253	$37,794	$78,310	$73,714

Research and development(4)	$15,139	$15,382	$31,676	$28,530
Sales and marketing(4)	8,130	7,658	16,612	16,069
General and administrative(4)	8,553	8,428	18,505	16,425
Restructuring(4)	—	—	—	—
Total non-GAAP operating expenses(4)	$31,822	$31,468	$66,793	$61,024

(1)	The following tables reconcile revenue to billings:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Revenue	Change in Deferred Revenue (a)	Billings	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Product	$214,713	$(165,071)	$49,642	$241,241	$(148,969)	$92,272
Services
Managed services and SaaS	27,350	(11,298)	16,052	41,451	(9,496)	31,955
Professional services	19,509	(6,454)	13,055	29,143	(6,669)	22,474
Total services	46,859	(17,752)	29,107	70,594	(16,165)	54,429
Total revenue/billings	$261,572	$(182,823)	$78,749	$311,835	$(165,134)	$146,701

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Revenue	Change in Deferred Revenue (a)	Billings	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Product	$69,917	$(23,804)	$46,113	$102,769	$(10,921)	$91,848
Services
Managed services and SaaS	24,570	(9,650)	14,920	35,638	(7,830)	27,808
Professional services	27,465	(16,652)	10,813	32,165	(11,061)	21,104
Total services	52,035	(26,302)	25,733	67,803	(18,891)	48,912
Total revenue/billings	$121,952	$(50,106)	$71,846	$170,572	$(29,812)	$140,760
	(a) Amounts presented net of foreign currency translation.

(2)

The following tables reconcile advanced metering infrastructure revenue to advanced metering infrastructure billings, new solutions revenue to new solutions billings, and international revenue to international billings:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Revenue	Change in Deferred Revenue (a)	Billings	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Advanced metering infrastructure	$254,433	$(188,584)	$65,849	$295,505	$(175,977)	$119,528
New solutions	7,139	5,761	12,900	16,330	10,843	27,173
Total revenue/billings	$261,572	$(182,823)	$78,749	$311,835	$(165,134)	$146,701

International	$3,615	$6,420	$10,035	$7,547	$12,488	$20,035

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Revenue	Change in Deferred Revenue (a)	Billings	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Advanced metering infrastructure	$105,181	$(45,184)	$59,997	$145,695	$(28,227)	$117,468
New solutions	16,771	(4,922)	11,849	24,877	(1,585)	23,292
Total revenue/billings	$121,952	$(50,106)	$71,846	$170,572	$(29,812)	$140,760

International	$3,413	$7,560	$10,973	$6,811	$19,386	$26,197
	(a) Amounts presented net of foreign currency translation.

(3)	The following tables reconcile cost of revenue to cost of billings:

	Three Months Ended June 30, 2017
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$186,491	$(159,588)	$(461)	$(80)	$—	$26,362
Cost of services
Managed services and SaaS	9,619	—	(668)	—	—	8,951
Professional services	8,924	—	(792)	—	1	8,133
Total cost of services	18,543	—	(1,460)	—	1	17,084
Total cost of revenue/billings	$205,034	$(159,588)	$(1,921)	$(80)	$1	$43,446

	Six Months Ended June 30, 2017
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$202,518	$(151,630)	$(901)	$(159)	$—	$49,828
Cost of services
Managed services and SaaS	19,460	—	(1,358)	—	12	18,114
Professional services	16,406	—	(1,468)	—	(3)	14,935
Total cost of services	35,866	—	(2,826)	—	9	33,049
Total cost of revenue/billings	$238,384	$(151,630)	$(3,727)	$(159)	$9	$82,877

	Three Months Ended June 30, 2016
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$41,439	$(16,992)	$(415)	$(195)	$—	$23,837
Cost of services
Managed services and SaaS	8,900	—	(606)	—	—	8,294
Professional services	7,070	—	(368)	—	(16)	6,686
Total cost of services	15,970	—	(974)	—	(16)	14,980
Total cost of revenue/billings	$57,409	$(16,992)	$(1,389)	$(195)	$(16)	$38,817

	Six Months Ended June 30, 2016
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$57,419	$(8,324)	$(767)	$(364)	$—	$47,964
Cost of services
Managed services and SaaS	17,532	—	(1,001)	—	—	16,531
Professional services	14,081	—	(949)	—	(31)	13,101
Total cost of services	31,613	—	(1,950)	—	(31)	29,632
Total cost of revenue/billings	$89,032	$(8,324)	$(2,717)	$(364)	$(31)	$77,596
	(a) Amounts presented net of foreign currency translation.

(4)	The following tables reconcile operating expenses to non-GAAP operating expenses:

	Three Months Ended June 30, 2017
	Operating Expenses	Stock-based Compensation	Amortization of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses
	(unaudited, in thousands)
Research and development	$17,272	$(2,134)	$—	$—	$1	$15,139
Sales and marketing	8,893	(657)	(104)	—	(2)	8,130
General and administrative	10,881	(2,320)	(8)	—	—	8,553
Restructuring	1,207	—	—	(1,207)	—	—
Total operating expenses	$38,253	$(5,111)	$(112)	$(1,207)	$(1)	$31,822

	Six Months Ended June 30, 2017
	Operating Expenses	Stock-based Compensation	Amortization of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses

	(unaudited, in thousands)
Research and development	$35,913	$(4,192)	$—	$—	$(45)	$31,676
Sales and marketing	17,996	(1,163)	(210)	—	(11)	16,612
General and administrative	23,147	(4,607)	(16)	—	(19)	18,505
Restructuring	1,254	—	—	(1,254)	—	—
Total operating expenses	$78,310	$(9,962)	$(226)	$(1,254)	$(75)	$66,793

	Three Months Ended June 30, 2016
	Operating Expenses	Stock-based Compensation	Amortization of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses
	(unaudited, in thousands)
Research and development	$17,933	$(2,241)	$—	$—	$(310)	$15,382
Sales and marketing	8,622	(726)	(172)	—	(66)	7,658
General and administrative	11,239	(2,685)	(8)	—	(118)	8,428
Restructuring	—	—	—	—	—	—
Total operating expenses	$37,794	$(5,652)	$(180)	$—	$(494)	$31,468

	Six Months Ended June 30, 2016
	Operating Expenses	Stock-based Compensation	Amortization of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses

	(unaudited, in thousands)
Research and development	$33,418	$(4,267)	$—	$—	$(621)	$28,530
Sales and marketing	18,172	(1,557)	(415)	—	(131)	16,069
General and administrative	22,085	(5,400)	(17)	—	(243)	16,425
Restructuring	39	—	—	(39)	—	—
Total operating expenses	$73,714	$(11,224)	$(432)	$(39)	$(995)	$61,024

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

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. For the three and six months ended June 30, 2017, product revenue represented 82% and 77% of our total revenue, respectively, and services revenue represented 18% and 23% of our total revenue, respectively.

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

Billings

For the three and six months ended June 30, 2017, product billings represented 63% and 63% of our total billings, respectively, and services billings represented 37% and 37% of our total billings, respectively. For the three and six months ended June 30, 2017, we delivered approximately 670,000 and 1,181,000 endpoints, respectively. We have delivered approximately 26.7 million cumulative endpoints from inception to June 30, 2017.

Customer Concentration

To date, a substantial portion of our total revenue and billings are attributable to a limited number of customer deployments of our advanced metering infrastructure. We expect that a limited number of customers will continue to account for a substantial portion of our total revenue and billings in future periods although these customers have varied and are likely to vary from period to period.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as legal settlement expenses and restructuring charges. Personnel-related expenses represent a significant component of our operating expenses. Our regular full-time employee headcount decreased from 702 as of December 31, 2016 to 646 as of June 30, 2017.

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

•	fees paid for professional services, including legal, tax and accounting services; and
•	legal settlement expenses.

Results of Operations and Key Non-GAAP Financial Metrics

The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Consolidated Statements of Operations Data:
Revenue	$261,572	$121,952	$139,620	114%	$311,835	$170,572	$141,263	83%
Cost of revenue	205,034	57,409	147,625	257%	238,384	89,032	149,352	168%
Gross profit	56,538	64,543	(8,005)	(12)%	73,451	81,540	(8,089)	(10)%
Operating expenses:
Research and development	17,272	17,933	(661)	(4)%	35,913	33,418	2,495	7%
Sales and marketing	8,893	8,622	271	3%	17,996	18,172	(176)	(1)%
General and administrative	10,881	11,239	(358)	(3)%	23,147	22,085	1,062	5%
Restructuring	1,207	—	1,207	100%	1,254	39	1,215	3115%
Total operating expenses	38,253	37,794	459	1%	78,310	73,714	4,596	6%
Operating income (loss)	18,285	26,749	(8,464)	(32)%	(4,859)	7,826	(12,685)	(162)%
Other income, net	9	333	(324)	(97)%	552	774	(222)	(29)%
Income (loss) before income taxes	18,294	27,082	(8,788)	(32)%	(4,307)	8,600	(12,907)	(150)%
Benefit (provision) for income taxes	332	(961)	1,293	(135)%	(238)	(993)	755	(76)%
Net income (loss)	$18,626	$26,121	$(7,495)	(29)%	$(4,545)	$7,607	$(12,152)	(160)%

Revenue

The following table sets forth our revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Product revenue	$214,713	$69,917	$144,796	207%	$241,241	$102,769	$138,472	135%
Percentage of revenue	82.1%	57.3%			77.4%	60.2%
Services revenue
Managed services and SaaS	27,350	24,570	2,780	11%	41,451	35,638	5,813	16%
Professional services	19,509	27,465	(7,956)	(29)%	29,143	32,165	(3,022)	(9)%
Total services revenue	46,859	52,035	(5,176)	(10)%	70,594	67,803	2,791	4%
Percentage of revenue	17.9%	42.7%			22.6%	39.8%
Revenue	$261,572	$121,952	$139,620	114%	$311,835	$170,572	$141,263	83%

Total revenue recognized was based on the receipt of customer acceptances as well as the performance of related services and the delivery of products for follow-on phases of deployment of our networking platform and solutions.

Of our total revenue, revenue from our advanced metering infrastructure and new solutions represented 97% and 3%, respectively, for the three months ended June 30, 2017, and 86% and 14%, respectively, for the three months ended June 30, 2016.

Of our total revenue, revenue from our advanced metering infrastructure and new solutions represented 95% and 5%, respectively, for the six months ended June 30, 2017, and 85% and 15%, respectively, for the six months ended June 30, 2016.

For the three months ended June 30, 2017, the deployments for Baltimore Gas and Electric Company, or BGE, represented 81% of our total revenue. For the three months ended June 30, 2016, the deployments for CPS Energy, or CPS, and Commonwealth Edison Company, or ComEd, represented 63% and 18% of our total revenue, respectively. For the six months ended June 30, 2017, the deployments for BGE represented 68% of our total revenue. For the six months ended June 30, 2016, the deployments for CPS and ComEd represented 45% and 27% of our total revenue, respectively. Each of these total revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to our third-party device manufacturers, as well as direct revenue from our customers.

We anticipate that total revenue in 2017 will be higher than the levels achieved in 2016, and may fluctuate from period to period throughout 2017 primarily due to the timing of when we meet the completion and acceptance criteria in our customer arrangements.

Product Revenue

The increase in product revenue for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase in the receipt of initial customer acceptance from one customer.

The increase in product revenue for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase in the receipt of initial customer acceptances, partially offset by a decrease in the performance of follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2016.

Services Revenue

The decrease in services revenue for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to a lower level of professional services delivered and accepted in the receipt of initial customer acceptances, partially offset by an increase in managed services and SaaS revenue driven by an expanded footprint of cumulative endpoints delivered and accepted.

The increase in services revenue for the six months ended June 30, 2017, as compared to the same period in 2016, primarily resulted from an increase in managed services and SaaS revenue driven by an expanded footprint of cumulative endpoints delivered and accepted, partially offset by lower level of professional services delivered and accepted in the receipt of initial customer acceptances.

Our revenue from product, managed services and SaaS, and professional services represented 82%, 10% and 8%, respectively, of our total revenue for the three months ended June 30, 2017, and 57%, 20% and 23%, respectively, of our total revenue for the three months ended June 30, 2016.

Our revenue from product, managed services and SaaS, and professional services represented 77%, 14% and 9%, respectively, of our total revenue for the six months ended June 30, 2017, and 60%, 21% and 19%, respectively, of our total revenue for the six months ended June 30, 2016.

Billings

The following table sets forth our billings for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Product billings	$49,642	$46,113	$3,529	8%	$92,272	$91,848	$424	0%
Services billings
Managed services and SaaS	16,052	14,920	1,132	8%	31,955	27,808	4,147	15%
Professional services	13,055	10,813	2,242	21%	22,474	21,104	1,370	6%
Total services billings	29,107	25,733	3,374	13%	54,429	48,912	5,517	11%
Total billings	$78,749	$71,846	$6,903	10%	$146,701	$140,760	$5,941	4%

For the three months ended June 30, 2017, billings from product and services represented 63% and 37% of our total billings, respectively, and for the three months ended June 30, 2016, billings from product and services represented 64% and 36% of our total billings, respectively. We delivered approximately 670,000 endpoints during the three months ended June 30, 2017, as compared to approximately 747,000 endpoints during the same period in 2016. The increase in product billings was primarily driven by an increase in shipments of products with higher average selling prices, offset by a decrease in the number of endpoints shipped during the period.

The increase in service billings was primarily due to ramp up of deployments from our customers. Billings from international customers represented 13% and 15% of total billings in the three months ended June 30, 2017 and 2016, respectively.

Billings from our advanced metering infrastructure and new solutions represented 84% and 16%, respectively, of our total billings, for the three months ended June 30, 2017, and 84% and 16%, respectively, for the three months ended June 30, 2016.

Billings from product, managed services and SaaS, and professional services represented 63%, 20% and 17%, respectively, of our total billings, for the three months ended June 30, 2017, and 64%, 21% and 15%, respectively, for the three months ended June 30, 2016.

For the six months ended June 30, 2017, billings from product and services represented 63% and 37% of our total billings, respectively, and for the six months ended June 30, 2016, billings from product and services represented 65% and 35% of our total billings, respectively. We delivered approximately 1,181,000 endpoints during the six months ended June 30, 2017, as compared to approximately 1,445,000 endpoints during the same period in 2016. The slight increase in product billings was primarily driven by an increase in shipments of products with higher average selling prices, offset by a decrease in the number of endpoints shipped during the period. The increase in service billings was primarily due to ramp up of deployment from our customers. Billings from international customers represented 14% and 19% of total billings in the six months ended June 30, 2017 and 2016, respectively.

Billings from our advanced metering infrastructure and new solutions represented 81% and 19%, respectively, of our total billings, for the six months ended June 30, 2017, and 83% and 17%, respectively, for the six months ended June 30, 2016.

Billings from product, managed services and SaaS, and professional services represented 63%, 22% and 15%, respectively, of our total billings, for the six months ended June 30, 2017, and 65%, 20% and 15%, respectively, for the six months ended June 30, 2016.

For the three months ended June 30, 2017, the deployments for ComEd, Consolidated Edison Company, or ConEd, and CPS, represented 18%, 14% and 13% of our total billings, respectively. For the three months ended June 30, 2016, the deployments for ComEd, CPS and Florida Power and Light Company, or FP&L, represented 32%, 14% and 12% of our total billings, respectively. For the six months ended June 30, 2017, the deployments for ComEd, ConEd, CPS and FP&L, represented 15%, 13%, 11% and 10% of our total billings, respectively. For the six months ended June 30, 2016, the deployments for ComEd, FP&L, CPS and AusNet Electricity Services, Pty represented 34%, 11%, 10% and 10% of our total billings, respectively. Each of these total billings percentages includes amounts related to the customers’ deployments that were invoiced directly to our third-party device manufacturers, as well as direct invoices to our customers.

We anticipate that total billings will fluctuate from period to period throughout 2017, with modest growth as compared to the year ended December 31, 2016.

Cost of Revenue

The following table sets forth our cost of revenue for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Cost of product revenue	$186,491	$41,439	$145,052	350%	$202,518	$57,419	$145,099	253%
Cost of services revenue
Managed services and SaaS	9,619	8,900	719	8%	19,460	17,532	1,928	11%
Professional services	8,924	7,070	1,854	26%	16,406	14,081	2,325	17%
Total cost of services revenue	18,543	15,970	2,573	16%	35,866	31,613	4,253	13%
Total cost of revenue	$205,034	$57,409	$147,625	257%	$238,384	$89,032	$149,352	168%

Cost of Product Revenue. Cost of product revenue increased for the three and six months ended June 30, 2017 as compared to the same periods in 2016, primarily due to the receipt of initial customer acceptance from one customer.

Cost of Services Revenue. Overall cost of services revenue increased during the three months ended June 30, 2017 as compared to the same period in 2016. The increase in cost of professional services revenue was primarily driven by increases of $0.7 million in employee compensation due to higher headcount, $0.6 million in third party installation costs and $0.3 million in consulting expenses.

The increase in cost of managed services and SaaS revenue was primarily driven by increases of $0.3 million in consulting expenses and $0.2 million in employee compensation.

Overall cost of services revenue increased during the six months ended June 30, 2017 as compared to the same period in 2016. The increase in cost of professional services revenue was primarily driven by increases of $1.7 million in employee compensation due to higher headcount, and $0.6 million in consulting expenses. The increase in cost of managed services and SaaS revenue was primarily driven by increases of $0.8 million in employee compensation, $0.6 million in consulting expenses and $0.4 million in customer-specific project and equipment expenses.

Changes in our services cost of revenue are disproportionate to changes in our services revenue because we recognize services cost of revenue in the period in which it is incurred even though the associated services revenue may be required to be deferred, as described under “Key Elements of Operating and Financial Performance – Cost of Revenue” above. In addition, we may incur gross losses primarily due to the timing of when we meet the completion and acceptance criteria in our customer arrangements.

Cost of Billings

The following table sets forth our cost of billings for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Cost of product billings	$26,362	$23,837	$2,525	11%	$49,828	$47,964	$1,864	4%
Cost of services billings
Managed services and SaaS	8,951	8,294	657	8%	18,114	16,531	1,583	10%
Professional services	8,133	6,686	1,447	22%	14,935	13,101	1,834	14%
Total cost of services billings	17,084	14,980	2,104	14%	33,049	29,632	3,417	12%
Total cost of billings	$43,446	$38,817	$4,629	12%	$82,877	$77,596	$5,281	7%

The overall cost of billings increased during the three months ended June 30, 2017 as compared to the same period in 2016. Cost of product billings increased primarily due to an increase in average cost per endpoints shipped. The increase in cost of professional services billings was primarily driven by increases of $0.6 million in third party installation costs, $0.3 million in employee compensation due to higher headcount, and $0.3 million in consulting expenses. The increase in cost of managed services and SaaS billings was primarily driven by increases of $0.3 million in consulting expenses and $0.2 million in employee compensation.

The overall cost of billings increased during the six months ended June 30, 2017 as compared to the same period in 2016. Cost of product billings increased primarily due to an increase in average cost per endpoints shipped. The increase in cost of professional services billing was primarily driven by increases of $1.2 million in employee compensation due to higher headcount, and $0.6 million in consulting and other third party expenses. The increase in cost of managed services and SaaS billings was primarily driven by increases of $0.6 million in consulting expenses, $0.4 million in customer-specific project and equipment expenses, and $0.3 million in employee compensation.

Operating Expenses

The following table sets forth our operating expenses for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Research and development	$17,272	$17,933	$(661)	(4)%	$35,913	$33,418	$2,495	7%
Sales and marketing	8,893	8,622	271	3%	17,996	18,172	(176)	(1)%
General and administrative	10,881	11,239	(358)	(3)%	23,147	22,085	1,062	5%
Restructuring	1,207	—	1,207	100%	1,254	39	1,215	3115%
Operating expenses	$38,253	$37,794	$459	1%	$78,310	$73,714	$4,596	6%

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

The decrease in research and development expenses for the three months ended June 30, 2017, as compared to the same period in 2016, was primarily driven by a decrease of $1.1 million in engineering spending, offset by an increase of $0.7 million consulting expenses.

The increase in research and development expenses for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily driven by an increase of $1.3 million in outside services and engineering spending and an increase of $1.2 million in employee compensation.

We intend to continue to invest significantly in our research and development efforts, which we believe is essential to enhancing our competitive position and developing new products.

Sales and Marketing. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities.

Sales and marketing expenses for the three and six months ended June 30, 2017 remained relatively flat as compared to the same periods in 2016.

General and Administrative. General and administrative expenses for the three months ended June 30, 2017 remained relatively flat as compared to the same period in 2016.

The increase in general and administrative expenses for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily driven by a $2.0 million increase in professional and external consulting costs, offset in part by reimbursement of $0.5 million in costs from the EON patent litigation and $0.4 million decrease in employee compensation due to lower stock compensation expense.

Restructuring. On March 10, 2017, we approved the 2017 Restructuring Plan designed to drive progress towards our long-term business model and to better align investments to our growth and key businesses, such as continued global expansion, Starfish, and other smart city and IoT initiatives. The increase in restructuring charges for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was due to the severance expenses incurred in connection with the 2017 Restructuring Plan. As a result of the restructuring, we expect to adjust worldwide headcount and incur certain facility-related expenses, and currently estimate that we will incur pre-tax charges of approximately $2.7 to $3.5 million, including approximately $2.0 to $2.5 million in severance and other one-time termination benefits, and approximately $0.7 to $1.0 million in facility-related expenses and other associated costs. These charges are expected to be primarily cash-based and paid over the next fifteen months. We expect the restructuring activities to be substantially completed by the second quarter of 2018.

Other Income, Net

Other income, net, consists primarily of interest income on cash balances, foreign currency-related gains and losses, and interest expense on capital leases. We have historically invested our cash in money market funds and fixed income securities.

The decrease in other income, net, for the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, was primarily due to higher foreign currency-related loss.

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

The benefit for income taxes reported for the three months ended June 30, 2017 is based on our projected annual effective tax rate for 2017, and includes certain immaterial discrete items recorded during the period. Our income tax benefit and provision for the three months ended June 30, 2017 and 2016 reflects an effective tax rate of (1.8%) and 3.5%, respectively. Our income tax benefit for the three months ended June 30, 2017 primarily comprised of foreign taxes associated with our foreign subsidiaries. We have not reported a provision for federal taxes in our condensed consolidated financial statements since we project a taxable loss in the United States for 2017. Our provision for income taxes for the three months ended June 30, 2016 consisted primarily of state and foreign taxes.

For the six months ended June 30, 2017 and 2016, we recorded a provision for income taxes of $0.2 million and $1.0 million, respectively. Our income tax provision for the six months ended June 30, 2017 and 2016 reflects an effective tax rate of (5.5%) and 11.5%, respectively.

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

In 2016 and 2015, we reported U.S. pre-tax income of $22.9 million and $116.5 million, respectively. We, however, are forecasting a U.S. loss for 2017 which we consider significant negative evidence. We have not yet been able to establish a sustained level of profitability in the United States or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against our deferred tax assets as of June 30, 2017. If, or when, the U.S. deferred tax assets are recognized, the tax benefits related to any reversal of the valuation allowance on our U.S. deferred tax assets will be accounted for as a reduction of our income tax expense. We have no material valuation allowance against our net deferred tax assets with respect to foreign jurisdictions as of June 30, 2017.

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

Liquidity and Capital Resources

As of June 30, 2017, we had $51.1 million in cash and cash equivalents and $66.7 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations through the next 12 months.

At June 30, 2017, our total cash, cash equivalents and short-term investments of $117.8 million were held for general corporate purposes. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. However, if these funds were needed for our domestic operations, we would be required to accrue and pay insignificant U.S. state taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.

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

On December 18, 2015, we entered into a senior secured credit facilities credit agreement, or Credit Facility, with Silicon Valley Bank and HSBC Bank USA, National Association, or HSBC, which provides a revolving loan facility in an aggregate amount not to exceed $75 million with an available letter of credit sub-facility in the aggregate amount of $75 million and an available swingline sub-facility in the aggregate amount of $5 million. As of June 30, 2017, there were no borrowings outstanding under the Credit Facility; however, this line of credit is backing $15.7 million of letters of credit, leaving $59.3 million of available capacity for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end. As of June 30, 2017, we were in compliance with the financial covenants in the Credit Facility.

Uses of Capital

We are occasionally required to provide performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. For example, in connection with prior patent infringement litigation, we were required to provide a surety bond that was later released by the district court in order to stay the execution of a judgment pending our appeal. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements could have a material adverse effect on our future revenue and business prospects.

Capital Expenditures

Our capital expenditures were $1.8 million and $17.2 million in the six months ended June 30, 2017 and 2016, respectively. The decrease in capital expenditures for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to higher investment in our new San Jose headquarters during 2016. We expect capital expenditures to decrease in 2017 as compared to the year ended December 31, 2016. We will continue to use a portion of our cash for capital expenditures in the development of new products and services and expansion of our infrastructure, including servers and equipment related to managed services, SaaS, and other information systems required to support increased demand for our offerings and the related infrastructure.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change
Net cash provided by operating activities	$4,533	$7,532	$(2,999)	(40)%
Net cash used for investing activities	(713)	(3,004)	2,291	(76)%
Net cash used for financing activities	$(3,137)	$(1,677)	$(1,460)	87%

Cash Flows from Operating Activities

Cash provided by operating activities decreased for the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to a change from net income for the six months ended June 30, 2016 to a net loss for the same period in 2017, offset by an increase in cash provided by working capital.

Cash Flows from Investing Activities

Cash used for investing activities decreased during the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to a $15.4 million decrease in purchases of leasehold improvements and furniture and fixtures related to the investment in our new San Jose headquarters in 2016. The remainder of the change related to the timing of purchases and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Cash used for financing activities increased during the six months ended June 30, 2017, as compared to the same period in 2016, primarily due to a $2.3 million increase in payments for taxes related to the net share settlement of equity awards, offset in part by a $0.6 million increase in net proceeds from the issuance of common stock.

Concentration of Credit Risk

We typically extend credit to our customers and third-party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of June 30, 2017, ComEd and Aclara Meters LLC accounted for 25% and 11%, respectively, of our accounts receivable. As of June 30, 2016, ComEd and CPS accounted for 39% and 11%, respectively, of our accounts receivable.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third-parties as required for certain transactions initiated either by us or our subsidiaries. As of June 30, 2017, our condensed consolidated financial guarantees that were not recorded on our balance sheet consisted of $15.7 million of standby letters of credit.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of June 30, 2017 (in thousands)

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations(1)	$70,303	$4,513	$16,944	$14,681	$34,165
Purchase commitments(2)	29,323	29,323	—	—	—
Total	$99,626	$33,836	$16,944	$14,681	$34,165

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.
(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding.

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

During the six months ended June 30, 2017, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016, except for our adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, discussed in Note 2, Significant Accounting Policies and Estimates, in Part I, Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

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

The following table presents the potential changes in the fair value of our short-term investment portfolio as of June 30, 2017, arising from hypothetical changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, or BPS, and 100 BPS.

(in thousands)	-100 BPS	-50 BPS	Fair Value June 30, 2017	+50 BPS	+100 BPS
Total fixed income securities	$69,396	$69,072	$68,748	$68,423	$68,099

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our Credit Facility. The interest bearing Credit Facility is denominated in U.S. dollars. The revolving loans and any swingline loans made pursuant to our Credit Facility bear interest at a rate per annum equal to (i) the higher of (a) the prime rate in effect on such day, and (b) the federal funds effective rate plus 0.5%, but in any case at a minimum rate of 0.0% per annum, plus (ii) 0.75%. As of June 30, 2017, we had not drawn on this Credit Facility.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars, Euro and Brazilian real. Consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Euro and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange risk has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency exchange risk should become more significant. There were no significant foreign exchange gains or losses in the three and six months ended June 30, 2017, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, and concluded that, as of such date, our disclosure controls and procedures were not effective, due to the material weakness in the design and operation of controls over our revenue process as initially disclosed in our Form 10-Q filed with the SEC on November 9, 2016.

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

Based on our management’s assessment we concluded that our internal control over financial reporting was not effective as of June 30, 2017 due to a material weakness in our internal control over financial reporting related to revenue recognition, which was identified by our management in connection with our financial statement close process for the quarter ended September 30, 2016.

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

Changes in Internal Control over Financial Reporting

Other than the changes noted above, we have made no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Linex Patent Litigation.  In March 2013, Linex Technologies, Inc., a non-producing entity, or Linex, filed suit against us in United States District Court for the Southern District of Florida. Linex alleged that certain of our networking technology infringes United States Patent Nos. 6,493,377 and 7,167,503. We filed an answer in May 2013. In January 2014, the court granted the plaintiff’s request for a stay of the matter, pending reexamination of the patents at issue by the USPTO. In September 2014, Linex amended certain patent claims and canceled certain other patent claims based upon the USPTO’s completed reexaminations, and in October 2014, the court lifted the stay of the matter.  In January 2015, Linex filed an amended complaint to incorporate facts related to the completed reexaminations, and we filed an answer responding to the complaint and raising additional defenses.  In June 2015, the court stayed the action pending the USPTO’s completion of further ex parte reexaminations of the patents at issue.  In July 2017, the USPTO issued a reexamination certificate with all of the claims cancelled for the ‘377 patent. We believe that we have meritorious defenses to Linex’s allegations and intend to continue vigorously defending against the action.

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

FP&L.  The suit against FP&L was filed in the Southern District of Florida in May 2016.  In June 2016, the court stayed the action until the conclusion of Atlas IP’s appeal in the ComEd case, pursuant to an agreement between the parties that if the appellate court affirms the dismissal of the ComEd case, it will be dispositive of the FP&L action. In August 2017, following the outcome of the ComEd case, the court dismissed this suit with prejudice.

We believe that we have meritorious defenses to Atlas IP’s allegations in each of these matters, and intend to continue vigorously defending against the actions as required.

Acoustic Technology Patent Litigation.  In July 2016, Acoustic Technology, Inc., a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Marshall Division against us. The lawsuit alleges infringement of United States Patent Nos. 5,986,574, and 6,509,841, or the Acoustic Patents, by certain meters and networking technology and services that we provide. The patents will expire in late 2017 and early 2018. We filed a motion to dismiss, as well as a motion to transfer the matter to the Northern District of California, in September 2016. The motion to transfer was granted in March 2017. Also in March 2017, we filed several petitions for inter partes review with the USPTO, requesting the USPTO to find certain claims of the Acoustic Patents to be unpatentable. In July 2017, the court stayed the suit pending review of the petitions for inter partes review by the USPTO. We believe that we have meritorious defenses to Acoustic’s allegations and intend to vigorously defend ourselves.

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

Prior to our year ended December 31, 2015, we incurred significant losses each year.  We have an accumulated deficit of $652.9 million as of June 30, 2017. We experienced net losses of $21.6 million and $89.2 million for the years ended December 31, 2016 and 2014, respectively, and achieved profitability for the first time with net income of $80.0 million for the year ended December 31, 2015. Our ability to be profitable for 2017 and beyond will depend on our ability to continue to increase our revenue, and maintain proportional expense levels. We may not achieve profitability again in 2017 or future periods and may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses, customer service and support expenses, and restructuring charges. Some of our expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will become profitable again on a quarterly or annual basis.

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

Our revenue is not predictable and recognition of a significant portion of it could deferred into future periods.

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of June 30, 2017 and December 31, 2016, we had $220.0 million and $385.4 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

Amounts included in our total backlog and order backlog may not result in actual revenue or billings or translate into profits.

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

Competition in our market is intense and involves quickly changing technologies, evolving industry standards, frequent new product introductions, rapid consolidation, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new solutions, applications and services in a timely and efficient manner. Our competitors range from small companies to very large and established companies. These competitors offer a variety of products and services related to the smart grid and smart city and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications vendors, street light providers, and other service providers. We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Aclara Incorporated, Honeywell International Inc., Itron Inc., Landis+Gyr, Inc., Trilliant Holdings, Inc. and Xylem, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as Cisco Systems, Inc., General Electric, S&C Electric Company and Schweitzer Engineering Laboratories, Inc. We also face competition from newer entrants that are providing specific narrowly focused products for the smart grid, including C3 IoT Inc., Grid Net Inc., Opower Inc. (which was acquired by Oracle Corporation), and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Echelon Corporation, Harvard Engineering PLC, Telensa Limited, Verizon Wireless, and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others. We expect to face additional competitors as we expand into the broader IoT from companies such as SIGFOX and Ingenu, as well as Semtech Corporation, which is working to build a broad IoT ecosystem within the cellular community through the LoRa Alliance, an open, non-profit association of members with a mission to enable the IoT.  Furthermore, other large companies such as Alcatel-Lucent S.A., AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Siemens AG, Sprint Nextel Corporation, Vodafone Group Plc, Verizon Communications Inc. and others have announced plans to pursue business opportunities related to the smart grid, smart city, and the broader IoT As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid, smart city, and the broader IoT, some of which may be competitive with our offerings.

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

We have substantially expanded our overall business, customer base, employee headcount and operations both domestically and internationally in the past, and may do so in the future in response to market conditions and opportunities. Our expansion has placed, and any future growth could continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, manufacturing, administrative, financial and other resources. If we are unable to manage our growth successfully, or manage our operating expenses effectively, our operating results will suffer. In March 2017, we approved a restructuring plan designed to drive progress towards our long-term business model and to better align investments to our growth and key businesses.  As a result of the restructuring, we have and expect to continue to adjust worldwide headcount, and expect to incur certain facility-related expenses. We have in the past undertaken similar cost savings initiatives, including a restructuring in 2014 that involved a reduction in force. We may from time to time decide to undertake additional cost savings initiatives, such as additional restructurings, disposing of, and/or otherwise discontinuing certain products, in an effort to focus our resources on key strategic initiatives and streamline our business. Any decision to take these actions may result in charges to earnings associated with, among other things, inventory or other fixed, intangible or goodwill asset reductions (including, without limitation, impairment charges), workforce and facility reductions and penalties and claims from customers or other third parties. These charges would affect our operating results and may exceed estimated and disclosed amounts or may not lead to improvements in results of operations at expected levels. In addition to the costs associated with these activities, we may not realize any of the anticipated benefits of the underlying cost savings initiatives.

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

We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a pre-requisite to submit a bid on a potential project. For example, in connection with prior patent infringement litigation, we were required to provide a surety bond that was later released by the district court in order to stay the execution of a judgment pending our appeal. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Surety companies may require that we collateralize a percentage of the bond with our cash or other form of credit enhancement. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit to meet bid requirements or enter into significant long-term agreements could have a material adverse effect on our future revenue and business prospects.

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

As of June 30, 2017, we had 122 issued patents and 63 patent applications pending in the United States. In foreign jurisdictions, we have 174 patents granted and 66 patent applications pending, which are collectively based on 69 U.S. patent applications. Our patents expire at various times between 2017 and 2035. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

The adoption of a new revenue recognition standard in 2018 could affect our operating results or cause us to fail to meet our financial reporting obligations.

In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition rules under ASC 606. Under this new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance will be effective for us in the first quarter of 2018. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures, and we anticipate the new standard will have a material impact on our consolidated financial statements.  For a further discussion of this new guidance and the impact we anticipate it will have on our financial statements, see Part I, Item 1. Notes to Consolidated Financial Statements – Note 2.

In order to comply with the requirements of ASC 606 in the first quarter of 2018, we are continuing to update and enhance our internal accounting systems and our internal controls over financial reporting.  If we are not successful in updating our policies, procedures, information systems and internal controls over financial reporting, the revenue that we recognize and the related disclosures that we provide under ASC 606 may not be complete or accurate, which could harm our operating results or cause us to fail to meet our financial reporting obligations.  Furthermore, the evaluation and implementation of ASC 606 has required additional investments in 2017 and may require incremental resources and system configurations that could increase our operating costs in future periods. Any difficulties in implementing ASC 606 could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline, harm investors’ confidence in us, and adversely affect our stock price.

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

Our cash, cash equivalent and short-term investment portfolio as of June 30, 2017 consisted of $117.8 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, and U.S. and foreign corporate debt securities. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 30, 2017, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of June 30, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2028 and 2018 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended June 30, 2017, the closing price of our common stock on the New York Stock Exchange ranged from $9.82 to $11.68 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

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

As of June 30, 2017, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 25.1% of our outstanding shares of common stock. As a result, these stockholders, acting together, would likely have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and other significant matters such as a merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would likely have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on August 9, 2017.

SILVER SPRING NETWORKS, INC.

By:	/s/ Michael Bell
Michael Bell President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Catriona M. Fallon
Catriona M. Fallon Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

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