Form 10-Q
period 2017-09-30
SILVER SPRING NETWORKS INC
filed 2017-11-09
CIK 1180079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 1, 2017, there were approximately 54,142,118 shares of the registrant’s Common Stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding the Agreement and Plan of Merger, dated September 17, 2017, by and among us, Itron, Inc. and Ivory Merger Sub, Inc., a wholly-owned subsidiary of Itron, Inc., pursuant to which and subject to the conditions thereof we will become a wholly-owned subsidiary of Itron, Inc. (the “Merger”), the anticipated timing and benefits of the Merger, our revenue, billings, backlog, and other aspects of our future results of operations, financial position and cash flows, expected timing, size and benefits of our restructuring plan, the costs and cash expenditures associated with the restructuring plan, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “would,” “could,” “should,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, Risk Factors.  Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,865	$50,383
Short-term investments	67,349	67,876
Accounts receivable	49,988	44,770
Inventory	6,064	8,040
Deferred cost of revenue	72,459	194,769
Prepaid expenses and other current assets	12,984	12,536
Total current assets	267,709	378,374
Property and equipment, net	26,395	28,986
Goodwill and intangible assets	10,428	11,005
Deferred cost of revenue, non-current	8,980	26,639
Deferred tax assets, non-current	525	481
Other long-term assets	2,483	1,643
Total assets	$316,520	$447,128
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$36,960	$26,785
Deferred revenue	208,060	292,260
Accrued and other liabilities	37,598	44,146
Total current liabilities	282,618	363,191
Deferred revenue, non-current	47,451	93,149
Other liabilities	25,406	22,324
Total liabilities	355,475	478,664
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock and additional paid-in capital, $0.001 par value; 1,000,000 shares authorized; 54,127 and 52,185 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	641,187	618,651
Accumulated other comprehensive loss	(2,053)	(2,113)
Accumulated deficit	(678,089)	(648,074)
Total stockholders’ deficit	(38,955)	(31,536)
Total liabilities and stockholders’ deficit	$316,520	$447,128

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$26,612	$50,463	$267,853	$153,232
Services revenue	20,956	23,723	91,550	91,526
Total revenue	47,568	74,186	359,403	244,758
Cost of revenue:
Product cost of revenue	15,885	29,249	218,403	86,668
Services cost of revenue	17,878	16,695	53,744	48,308
Total cost of revenue	33,763	45,944	272,147	134,976
Gross profit	13,805	28,242	87,256	109,782
Operating expenses:
Research and development	15,971	18,165	51,884	51,583
Sales and marketing	8,752	10,425	26,748	28,597
General and administrative	15,828	11,667	38,975	33,752
Impairment of intangible assets	—	2,204	—	2,204
Restructuring	35	—	1,289	39
Total operating expenses	40,586	42,461	118,896	116,175
Operating loss	(26,781)	(14,219)	(31,640)	(6,393)
Other income, net	761	113	1,313	887
Loss before income taxes	(26,020)	(14,106)	(30,327)	(5,506)
Benefit (provision) for income taxes	793	(1,143)	555	(2,136)
Net loss	$(25,227)	$(15,249)	$(29,772)	$(7,642)

Net loss per share
Basic	$(0.47)	$(0.29)	$(0.56)	$(0.15)
Diluted	$(0.47)	$(0.29)	$(0.56)	$(0.15)
Weighted average shares used to compute net loss per share
Basic	53,829	51,743	53,260	51,244
Diluted	53,829	51,743	53,260	51,244

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(25,227)	$(15,249)	$(29,772)	$(7,642)
Other comprehensive (loss) income:
Change in foreign currency translation (net of tax effect of $0 and $0)	(92)	(42)	(24)	(241)
Net unrealized gain (loss) on available-for-sale investments (net of tax effect of $0 and $0)	48	(120)	84	124
Other comprehensive (loss) income	(44)	(162)	60	(117)
Comprehensive loss	$(25,271)	$(15,411)	$(29,712)	$(7,759)

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(29,772)	$(7,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	(45)	94
Impairment of intangible assets	—	2,204
Depreciation and amortization	6,666	6,332
Stock-based compensation	21,258	21,839
Other non-cash adjustments	269	772
Changes in operating assets and liabilities:
Accounts receivable	(5,241)	2,826
Inventory	1,980	(750)
Prepaid expenses and other current assets	(5,161)	2,957
Landlord incentives related to lease	883	6,788
Deferred cost of revenue	140,122	17,595
Accounts payable	10,019	(8,908)
Customer deposits	42	1,031
Deferred revenue	(130,167)	(28,061)
Accrued and other liabilities	1,187	(4,400)
Net cash provided by operating activities	12,040	12,677
Cash flows from investing activities:
Proceeds from sales of available-for-sale investments	6,548	39,217
Proceeds from maturities of available-for-sale investments	5,200	10,970
Purchases of available-for-sale investments	(11,382)	(56,355)
Purchases of property and equipment	(2,491)	(23,369)
Net cash used for investing activities	(2,125)	(29,537)
Cash flows from financing activities:
Payments on capital lease obligations	—	(285)
Proceeds from issuance of common stock	5,484	4,238
Taxes paid related to net share settlement of equity awards	(7,040)	(4,169)
Net cash used for financing activities	(1,556)	(216)
Effect of exchange rate changes on cash and cash equivalents	123	(140)
Net increase (decrease) in cash and cash equivalents	8,482	(17,216)
Cash and cash equivalents—beginning of period	50,383	65,264
Cash and cash equivalents—end of period	$58,865	$48,048
Supplemental cash flow information—cash paid for income taxes	$501	$4,740
Non-cash investing activities:
Unpaid purchases of property and equipment	$2,033	$1,134

See accompanying Notes to Condensed Consolidated Financial Statements.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Silver Spring Networks, Inc. (the “Company”, “we”, “us” and “our”) has more than a decade of experience creating, building and successfully deploying large scale networks and solutions enabling the Internet of Things, or IoT, for critical infrastructure. The IoT refers to a system where a diversity of physical devices have the capacity to communicate using internet technologies. Our first area of focus was in energy, creating a leading grid network by applying advanced networking technology and solutions to the power grid. We have broadened our focus beyond the smart grid to other utility networks including gas and water, and other critical infrastructure such as street lights, enabling smarter and more efficient cities. Longer term, we look to expand our reach into an even broader range of IoT markets by working with our customers, partners and developers to open their networks to third parties and support a wider range of devices, applications and solutions.

Proposed Transaction with Itron, Inc.

On September 17, 2017, we entered in an Agreement and Plan of Merger (the “Merger Agreement”) with Itron, Inc. (“Itron”) and Ivory Merger Sub, Inc., a wholly-owned subsidiary of Itron (“Merger Sub”), pursuant to which Itron has agreed to acquire all of the outstanding shares of our common stock for $16.25 per share in cash, and we would become a wholly-owned subsidiary of Itron (the “Merger”) if the Merger is completed. We expect the Merger to be completed in late 2017 or early 2018, subject to certain conditions, including, among others, receipt of customary regulatory approvals and approval by our stockholders. We incurred transaction-related costs of approximately $3.3 million during the three months ended September 30, 2017 in connection with the Merger and expect to incur additional costs related to the Merger in subsequent quarters.

For additional information related to the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 18, 2017 and the Preliminary Proxy Statement on Schedule 14A filed with the SEC on November 2, 2017. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement included as Exhibit 2.1 to our Current Report on Form 8-K filed September 18, 2017. Upon completion of the Merger, shares of our common stock will cease trading on the New York Stock Exchange.

Other than $3.3 million of transaction expenses associated with the proposed Merger, which were primarily recorded to general and administrative expense in the accompanying Condensed Consolidated Statement of Operations, for the three and nine months ended September 30, 2017, the terms of the Merger Agreement did not impact the Company’s Condensed Consolidated Financial Statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information as well as the instructions to Form 10-Q and applicable rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of unaudited condensed consolidated financial statements necessarily requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates under different assumptions or conditions. As a result, the quarterly results may not be indicative of the full year results.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

•

Cash flow presentation of excess tax benefits – This standard also requires excess tax benefits to be classified as an operating activity, consistent with other income tax cash flows, and may be applied either on a prospective transition or a retrospective transition method.  We applied this standard using the prospective transition method, which had no impact to our condensed consolidated statement of cash flows for the nine months ended September 30, 2017.

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 will become effective for annual periods beginning after December 15, 2017. We are currently evaluating the effect that this new guidance will have on us but do not expect this adoption will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the testing for goodwill impairment by eliminating the second step of the two-step impairment test to measure the amount of an impairment loss. This guidance is effective for our annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted.  We are currently evaluating the effect that this new guidance will have on our consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the transfer occurs. This guidance is effective for our annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the effect that this new guidance will have on us but do not expect this adoption will have a material effect on our consolidated financial statements.

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

•

Software and software-related elements under ASC 985-605.  Under current GAAP, because we have not yet established Vendor-Specific Objective Evidence or VSOE for PCS or professional services, revenue for software and software-related elements under ASC 985-605 is recognized ratably over the longest service period.  The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software is eliminated under the new standard.  Accordingly, under the new standard we will be able to recognize as revenue a portion of the arrangement fee upon delivery of the software.

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

3. Net loss per share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of common shares issuable upon exercise of stock options, issuances of shares pursuant to the 2012

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan, or ESPP, vesting of restricted stock units, or RSUs, and contingently issuable performance stock units, or PSUs. We include the common shares underlying PSUs in the calculation of diluted net income (loss) per share when they become contingently issuable and exclude such shares when they are not contingently issuable. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share if their effect would be anti-dilutive. As we incurred losses during the three and nine months ended September 30, 2017 and September 30, 2016, basic and diluted net loss per share were the same for these periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(25,227)	$(15,249)	$(29,772)	$(7,642)
Net loss per share
Basic	$(0.47)	$(0.29)	$(0.56)	$(0.15)
Diluted	$(0.47)	$(0.29)	$(0.56)	$(0.15)
Weighted-average shares used to compute net loss per share
Basic	53,829	51,743	53,260	51,244
Diluted	53,829	51,743	53,260	51,244

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee equity awards	6,443	7,957	6,443	7,957

4. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2017 (in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Current assets:
Cash	$56,830	$—	$—	$56,830
Cash equivalents:
Money market mutual funds	2,035	—	—	2,035
Total cash and cash equivalents	58,865	—	—	58,865
Short-term fixed income securities:
U.S. government and agency obligations	41,114	—	(187)	40,927
U.S. and foreign corporate debt securities	26,476	—	(54)	26,422
Total short-term investments	67,590	—	(241)	67,349
Total cash, cash equivalents and short-term investments	$126,455	$—	$(241)	$126,214

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

As of September 30, 2017, approximately 74% and 14% of our cash, cash equivalents and short-term investments were held with two financial institutions, respectively. As of December 31, 2016, approximately 83% and 9% of our cash, cash equivalents and short-term investments were held with two financial institutions, respectively.

As of September 30, 2017, $0.8 million of restricted cash was designated as a collateral for a bank guarantee issued by HSBC Bank USA, National Association, or HSBC, to support our performance obligation under an agreement with one customer. The guarantee will expire in July 2023 unless cancelled on an earlier date; accordingly, we recorded this amount in other long-term assets in our condensed consolidated balance sheets.

Contractual Maturities

The contractual maturities of cash equivalents and short-term investments were as follows (in thousands):

	As of September 30, 2017		As of December 31, 2016
	Amortized	Aggregate	Amortized	Aggregate
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due within one year	$44,459	$44,393	$19,017	$18,988
Due from 1 year through 3 years	25,166	24,991	51,219	50,923
Total cash equivalents and short-term investments	$69,625	$69,384	$70,236	$69,911

The following table presents gross unrealized losses and fair values for investments in an unrealized loss position as of September 30, 2017 and December 31, 2016, aggregated by investment category (in thousands):

	As of September 30, 2017						As of December 31, 2016
	Less than 12 Months		Greater than 12 Months		Total		Total (Less Than 12 Months)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. and foreign corporate debt securities	$14,459	$(17)	$11,963	$(37)	$26,422	$(54)	$27,520	$(116)
U.S. government and agency obligations	15,530	(29)	25,397	(158)	40,927	(187)	40,356	(209)
Total	$29,989	$(46)	$37,360	$(195)	$67,349	$(241)	$67,876	$(325)

We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether it is more likely than not that we will be required to (i) sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of September 30, 2017 and 2016, we anticipated that we would recover the entire amortized cost basis of such available-for-sale debt securities and determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three and nine months ended September 30, 2017

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and 2016. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. There were insignificant gross realized gains or losses from available-for-sale securities during the three and nine months ended September 30, 2017 and 2016.

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

Level 1 measurements are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 measurements are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. We did not have any transfers of financial instruments between valuation levels during the nine months ended September 30, 2017 and the year ended December 31, 2016.

Assets Measured at Fair Value on a Recurring Basis

As of September 30, 2017, financial assets recorded at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets for	Other
	Identical	Observable
	Instruments	Inputs
	(Level 1)	(Level 2)	Total
Cash equivalents:
Money market mutual funds	$2,035	$—	$2,035
Total cash equivalents	2,035	—	2,035
Short-term investments:
U.S. Government and agency obligations	—	40,927	40,927
U.S. and foreign corporate debt securities	—	26,422	26,422
Total short-term investments	—	67,349	67,349
Total assets measured at fair value	$2,035	$67,349	$69,384

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

As of September 30, 2017 and December 31, 2016, there were no liabilities that are measured and recorded at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of September 30, 2017 and December 31, 2016, there were no assets and liabilities measured and recorded at fair value on a nonrecurring basis except for assets and liabilities valued on the date of acquisitions for businesses acquired.

Our intangible assets are measured at fair value on a nonrecurring basis, if impairment is indicated. During the three and nine months ended September 30, 2016, intangible assets were measured at fair value that resulted in the recording of an impairment charge of $2.2 million. We measured the fair value of these assets primarily using discounted cash flow projections. The discounted cash flow projections require estimates of expected revenue, gross margin and operating expenses associated with these assets. Intangible assets are classified as Level 3 assets due to the absence of quoted market prices. See Note 7, Goodwill and Intangibles Assets for further information.

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

7. Goodwill and Intangible Assets

Goodwill:

As of September 30, 2017 and December 31, 2016, the gross amount of goodwill was $8.8 million.

We evaluate goodwill for impairment annually or more frequently when events or circumstances indicate that an impairment loss may have occurred in accordance with ASC Topic 350, Intangibles-Goodwill and Other. We operate in one reportable segment,

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and we are organized as one reporting unit. We performed our annual impairment tests as of August 1, 2017 and 2016 at the reporting unit level, with no goodwill impairments indicated. There were no events or circumstances which triggered additional impairment reviews for the periods presented.

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets resulting from acquisitions (in thousands):

		As of September 30, 2017				As of December 31, 2016
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Purchased technology	4-6 years	$4,865	$2,938	$882	$1,045	$4,865	$2,701	$882	$1,282
Customer relationships	4-7 years	3,640	1,834	1,322	484	3,640	1,554	1,322	764
Trade name	6 years	369	242	—	127	369	182	—	187
Total		$8,874	$5,014	$2,204	$1,656	$8,874	$4,437	$2,204	$2,233

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above.

No impairment charges related to intangible assets were identified and recorded for the three and nine months ended September 30, 2017. During the three months ended September 30, 2016, we determined that there were indicators of impairment for intangible assets acquired as part of our acquisition of Streetlight.Vision SAS, primarily due to a change of our monetization plans including a business model shift from on-time, lower-margin, third-party product shipments to higher-margin recurring managed services and software-as-a-service, or SaaS billings. As a result, we recorded an impairment charge of $2.2 million to operating expense in our condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization of purchased intangible assets:	2017	2016	2017	2016
Cost of revenue	$78	$79	$237	$443
Sales and marketing	105	106	315	521
General and administrative	9	8	25	25
Total	$192	$193	$577	$989

The estimated future amortization expense of purchased intangible assets with definite lives for the next five years is as follows (in thousands):

Year Ended December 31,	Amount
Remainder of 2017	$193
2018	738
2019	378
2020	335
2021	12
2022 and thereafter	—
$1,656

8. Stock-Based Compensation

Equity Incentive Plan and Employee Stock Purchase Plan

As of September 30, 2017 and December 31, 2016, there were 7.0 million and 5.9 million shares, respectively, of common stock reserved for future grants under our ESPP and 2012 Equity Incentive Plan.

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock Option Activities

The following table summarizes our stock option activity and related information for the nine months ended September 30, 2017 (in thousands, except per share data):

	Options Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term (years)	Value
Balance at December 31, 2016	4,008	$12.22
Options granted	65	10.95
Options exercised	(543)	1.77
Options cancelled or expired	(339)	16.70
Balance at September 30, 2017	3,191	$13.50	5.48	$10,689
As of September 30, 2017
Options vested and expected to vest	3,191	$13.50	5.48	$10,689
Options exercisable	2,542	$13.63	4.77	$8,585

The aggregate intrinsic value disclosed above represents the total intrinsic value (the difference between the fair value of our common stock as of September 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount is subject to change based on changes to the fair value of our common stock.

Restricted Stock Units Activities

The following table summarizes our restricted stock units activity and related information for the nine months ended September 30, 2017 (in thousands, except per share data):

	Restricted Stock Units Outstanding
			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
	Number of	Date Fair Value	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value
Balance at December 31, 2016	3,531	$11.55
Restricted stock units granted	2,485	11.08
Restricted stock units vested	(1,557)	12.97
Restricted stock units cancelled	(389)	12.85
Performance stock units granted	234	9.91
Performance stock units cancelled	(100)	7.42
Balance at September 30, 2017	4,204	$10.67	1.36	$67,970

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based Compensation

We recorded stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$2,034	$2,082	$5,761	$4,799
Research and development	2,344	2,593	6,536	6,859
Sales and marketing	703	943	1,866	2,500
General and administrative	2,488	2,280	7,095	7,681
Stock-based compensation expense	$7,569	$7,898	$21,258	$21,839

Stock-based compensation related to our corporate bonus incentive plan was $2.5 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively. Stock-based compensation related to our corporate bonus incentive plan was $7.1 million and $7.0 million for the nine months ended September 30, 2017 and 2016, respectively. We recorded these amounts under accrued and other liabilities in our condensed consolidated balance sheets.

The following table presents unrecognized compensation cost to be recognized over a weighted-average period related to unvested stock options, ESPP, RSUs and PSUs as of September 30, 2017 (in thousands, except year data):

		Weighted
	Unrecognized	Average
	Compensation	Period
	Cost	(Years)
Stock options	$4,306	2.2
ESPP	$551	0.4
RSUs and PSUs	$32,891	2.8

9. Income Taxes

The provision for income taxes reported for the three and nine months ended September 30, 2017 is based on our projected annual effective tax rate for 2017, and includes certain immaterial discrete items recorded during the periods. Our income tax benefit and provision for the three months ended September 30, 2017 and 2016 reflects an effective tax rate of 3.0% and (8.1)%, respectively. Our income tax benefit and provision for the nine months ended September 30, 2017 and 2016 reflects an effective tax rate of 1.8% and (38.8)%, respectively. Our income tax benefit for the three and nine months ended September 30, 2017 primarily comprised of foreign tax benefits associated with our foreign subsidiaries. We have not reported a provision for federal taxes in our condensed consolidated financial statements since we project a taxable loss in the United States for 2017. Our income tax expense for the three and nine months ended September 30, 2016 consisted primarily of income taxes from state and foreign jurisdictions, and the write off of $0.5 million deferred tax charge associated with the impairment of intangible assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
United States	$42,767	$43,381	$347,055	$207,142
Australia	3,926	27,892	6,918	31,861
All Other	875	2,913	5,430	5,755
Total	$47,568	$74,186	$359,403	$244,758

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Substantially all of our long-lived assets are located in the United States.

11. Balance Sheet Details

Inventory

Inventory consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Component parts	$264	$221
Finished goods	5,800	7,819
Inventory	$6,064	8,040

Inventory included consigned inventory of $1.7 million and $1.4 million as of September 30, 2017 and December 31, 2016, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Accrued payroll and related expenses	$15,781	$23,506
Accrued operating expenses	1,951	4,771
Warranty obligations, current	3,848	4,569
Sales, property and income taxes	901	1,589
Other deferred revenue	14,632	9,292
Customer deposits	308	266
Other	177	153
Accrued and other liabilities	$37,598	$44,146

Other Liabilities

Other liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Warranty obligations, non-current	$1,510	$1,518
Other deferred revenue	11,355	9,573
Deferred rent, non-current	12,051	10,801
Other	490	432
Other liabilities	$25,406	$22,324

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Product Warranty

Product warranty activity is as follows (in thousands):

Nine Months Ended September 30,
2017
Warranty obligation—beginning of period	$6,087
Warranty expense for new warranties issued	673
Utilization of warranty obligation	(1,674)
Changes in estimates for pre-existing warranties	272
Warranty obligation—end of period	$5,358

Accumulated Other Comprehensive Loss (AOCI), Net of Tax

The components of accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2017 are as follows (in thousands):

		Unrealized Gains
	Foreign Currency	(Losses) on Available
	Adjustment	for Sale Securities	Total
Balance as of December 31, 2016	$(1,737)	$(376)	$(2,113)
Other comprehensive (loss) income before reclassification	(24)	84	60
Amounts reclassified from AOCI	—	—	—
Other comprehensive (loss) income	(24)	84	60
Balance as of September 30, 2017	$(1,761)	$(292)	$(2,053)

12. Commitments and contingencies

Operating and Capital Leases

Our primary operating lease commitment as of September 30, 2017, related to our headquarters in San Jose, California, requires monthly lease payments through September 2026.

We recognize rent expense on a straight-line basis over the lease period. Where leases contain escalation clauses, rent abatements, or concessions, such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. Rent expense for all facility leases was $2.0 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and $6.0 million and $6.1 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the future minimum commitments under our operating leases were as follows (in thousands):

Operating
Leases
Remainder of 2017	$2,229
2018	8,929
2019	7,726
2020	7,161
2021	7,228
2022 and thereafter	33,905
Net minimum lease payments	$67,178

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

Acoustic Technology Patent Litigation.  In July 2016, Acoustic Technology, Inc. or ATI, a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Marshall Division against us. The lawsuit alleges infringement of United States Patent Nos. 5,986,574, and 6,509,841 by certain meters and networking technology and services that we provide. The patents will expire in late 2017 and early 2018. We filed a motion to dismiss, as well as a motion to transfer the matter to the Northern District of California, in September 2016. The motion to transfer was granted in March 2017. Also in March 2017, we filed several petitions for inter partes review with the USPTO, requesting the USPTO to find certain claims of the ATI Patents to be unpatentable. In July 2017, the court stayed the suit pending review of the petitions for inter partes review by the USPTO. In September 2017, the USPTO instituted trial on all three of the inter partes review petitions we filed, on all requested grounds.  In October 2017, the court ordered that the stay of the litigation be maintained.  The court also ordered the parties to participate in mediation, to be concluded by April 2018. We believe that we have meritorious defenses to ATI’s allegations and intend to vigorously defend ourselves.

Weatherproof Wireless Patent Litigation.  In October 2017, Weatherproof Wireless, LLC, a non-producing entity, filed suit in Federal District Court in Delaware against us.  The lawsuit alleges infringement of United States Patent No. 7,522,876 by certain networking technology that we provide. We are in the process of analyzing the complaint, but believe that we have meritorious defenses to Weatherproof’s allegations and intend to vigorously defend ourselves.

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

As of September 30, 2017, we have not recorded any amounts for contingent losses associated with the matters described above based on our belief that losses, while reasonably possible, are not probable. Unless otherwise stated, we are currently unable to predict the final outcome of these lawsuits and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

SILVER SPRING NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2017 and December 31, 2016, we had a total of $15.8 million and $17.2 million, respectively, of standby letters of credit issued under a credit facility with a financial institution. As of September 30, 2017 and December 31, 2016, $0.5 million (AUD $0.6 million) and $4.6 million (AUD $6.1 million) of these standby letters of credit were denominated in Australian dollars, respectively, and $3.3 million (AED 12.4 million) and $4.5 million (AED 16.4 million) of these standby letters of credit were denominated in United Arab Emirates Dirham, respectively. In accordance with the terms of our credit facility, fluctuations in the exchange rate will increase or decrease the amount available to us under the credit facility.

On December 18, 2015, we entered into a senior secured credit facilities credit agreement, or Credit Facility, with Silicon Valley Bank and HSBC, with an original maturity of December 18, 2017. The Credit Facility provides a revolving loan facility in an aggregate amount not to exceed $75.0 million, with an available letter of credit sub-facility in the aggregate amount of $75.0 million and an available swingline sub-facility in the aggregate amount of $5.0 million. As of September 30, 2017, there were no borrowings outstanding under the Credit Facility; however, this line of credit is backing $15.8 million of letters of credit, leaving $59.2 million of available capacity for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end. As of September 30, 2017, we were in compliance with the financial covenants in the credit agreement. In November 2017, we extended the maturity of the Credit Facility to June 18, 2018.

As of September 30, 2017, we had a total of $16.8 million in unsecured surety bonds. The surety bonds provide a financial guarantee to support performance obligations under certain customer agreements. In the event any such letters of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letters of credit or surety bonds. We do not believe there will be any claims against currently outstanding letters of credit or surety bonds.

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

The following table summarizes restructuring charges included in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Severance	$35	$—	$1,289	$—
Total restructuring	$35	$—	$1,289	$—

The following table summarizes activities in our restructuring accrual (in thousands):

Fiscal 2017 Plan	Severance Costs	Facility-related and Other Costs	Total
December 31, 2016	$—	$—	$—
Additions	1,289	—	1,289
Utilizations	(1,289)	—	(1,289)
September 30, 2017	$—	$—	$—

In connection with the 2017 Restructuring Plan, we expect to record aggregate future charges of approximately $1.4 million to $2.2 million in severance and facility-related and other associated costs over the next twelve months.

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

Recent Development in our Business

Proposed Merger with Itron

          On September 17, 2017, we entered in the Merger Agreement with Itron and Merger Sub, pursuant to which Itron has agreed to acquire all of the outstanding shares of our common stock for $16.25 per share in cash, and we would become a wholly-owned subsidiary of Itron if the Merger is completed. We expect the Merger to be completed in late 2017 or early 2018, subject to certain conditions, including, among others, receipt of customary regulatory approvals and approval by our stockholders. We incurred transaction-related costs of approximately $3.3 million during the three months ended September 30, 2017 in connection with the Merger and expect to incur additional costs related to the Merger in subsequent quarters.  See Part I, Item 1. Financial Statements, Note 1, Description of Business and Basis of Presentation, of Notes to Condensed Consolidated Financial Statements for more information.  For additional information related to the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on September 18, 2017 and the Preliminary Proxy Statement on Schedule 14A filed with the SEC on November 2, 2017.

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

Non-GAAP Operating Expenses

Non-GAAP operating expenses consist of research and development, sales and marketing, and general and administrative expenses, excluding amortization and impairment of intangible assets, stock-based compensation, acquisition-related and merger-related charges, restructuring and legal settlements.

Total Backlog

Total backlog represents future product and services billings that we expect to generate pursuant to contracts that we have entered into with our utility customers and meter manufacturers. Total backlog includes order backlog, which represents future billings for open purchase orders and other firm commitments.

The non-GAAP financial metrics set forth below for the three and nine months ended September 30, 2017 and 2016 have been derived from our unaudited financial statements. Reconciliations to the comparable GAAP metrics are contained in the notes below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited, in thousands)		(unaudited, in thousands)
Product revenue	$26,612	$50,463	$267,853	$153,232
Services revenue
Managed services and SaaS	14,053	14,090	55,504	49,728
Professional services	6,903	9,633	36,046	41,798
Total services revenue	20,956	23,723	91,550	91,526
Total revenue	$47,568	$74,186	$359,403	$244,758

Product billings(1)	$48,674	$49,895	$140,946	$141,743
Services billings(1)
Managed services and SaaS(1)	17,319	15,731	49,274	43,539
Professional services(1)	16,801	10,518	39,275	31,622
Total services billings(1)	34,120	26,249	88,549	75,161
Total billings(1)	$82,794	$76,144	$229,495	$216,904

Advanced metering infrastructure revenue	$39,907	$66,203	$335,412	$211,898
New solutions revenue	7,661	7,983	23,991	32,860
Total revenue	$47,568	$74,186	$359,403	$244,758

Advanced metering infrastructure billings (2)	$69,530	$64,125	$189,058	$181,593
New solutions billings(2)	13,264	12,019	40,437	35,311
Total billings(2)	$82,794	$76,144	$229,495	$216,904

International revenue	$4,801	$30,805	$12,348	$37,616
International billings(2)	$24,336	$11,678	$44,371	$37,875

Cost of product revenue	$15,885	$29,249	$218,403	$86,668
Cost of services revenue
Managed services and SaaS	9,439	9,478	28,899	27,010
Professional services	8,439	7,217	24,845	21,298
Total cost of services revenue	17,878	16,695	53,744	48,308
Total cost of revenue	$33,763	$45,944	$272,147	$134,976

Cost of product billings(3)	$26,772	$19,251	$76,600	$67,215
Cost of services billings(3)
Managed services and SaaS(3)	8,760	8,744	26,874	25,275
Professional services(3)	7,592	6,369	22,527	19,470
Total cost of services billings(3)	16,352	15,113	49,401	44,745
Total cost of billings(3)	$43,124	$34,364	$126,001	$111,960

Research and development	$15,971	$18,165	$51,884	$51,583
Sales and marketing	8,752	10,425	26,748	28,597
General and administrative	15,828	11,667	38,975	33,752
Impairment of intangible assets	—	2,204	—	2,204
Restructuring	35	—	1,289	39
Total operating expenses	$40,586	$42,461	$118,896	$116,175

Research and development(4)	$13,627	$15,262	$45,303	$43,792
Sales and marketing(4)	7,944	9,311	24,556	25,380
General and administrative(4)	13,331	9,261	31,836	25,686
Total non-GAAP operating expenses(4)	$34,902	$33,834	$101,695	$94,858

(1)	The following tables reconcile revenue to billings:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Revenue	Change in Deferred Revenue (a)	Billings	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Product	$26,612	$22,062	$48,674	$267,853	$(126,907)	$140,946
Services
Managed services and SaaS	14,053	3,266	17,319	55,504	(6,230)	49,274
Professional services	6,903	9,898	16,801	36,046	3,229	39,275
Total services	20,956	13,164	34,120	91,550	(3,001)	88,549
Total revenue/billings	$47,568	$35,226	$82,794	$359,403	$(129,908)	$229,495

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Revenue	Change in Deferred Revenue (a)	Billings	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Product	$50,463	$(568)	$49,895	$153,232	$(11,489)	$141,743
Services
Managed services and SaaS	14,090	1,641	15,731	49,728	(6,189)	43,539
Professional services	9,633	885	10,518	41,798	(10,176)	31,622
Total services	23,723	2,526	26,249	91,526	(16,365)	75,161
Total revenue/billings	$74,186	$1,958	$76,144	$244,758	$(27,854)	$216,904
	(a) Amounts presented net of foreign currency translation.

(2)

The following tables reconcile advanced metering infrastructure revenue to advanced metering infrastructure billings, new solutions revenue to new solutions billings, and international revenue to international billings:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Revenue	Change in Deferred Revenue (a)	Billings	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Advanced metering infrastructure	$39,907	$29,623	$69,530	$335,412	$(146,354)	$189,058
New solutions	7,661	5,603	13,264	23,991	16,446	40,437
Total revenue/billings	$47,568	$35,226	$82,794	$359,403	$(129,908)	$229,495

International	$4,801	$19,535	$24,336	$12,348	$32,023	$44,371

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Revenue	Change in Deferred Revenue (a)	Billings	Revenue	Change in Deferred Revenue (a)	Billings
	(unaudited, in thousands)			(unaudited, in thousands)
Advanced metering infrastructure	$66,203	$(2,078)	$64,125	$211,898	$(30,305)	$181,593
New solutions	7,983	4,036	12,019	32,860	2,451	35,311
Total revenue/billings	$74,186	$1,958	$76,144	$244,758	$(27,854)	$216,904

International	$30,805	$(19,127)	$11,678	$37,616	$259	$37,875
	(a) Amounts presented net of foreign currency translation.

(3)	The following tables reconcile cost of revenue to cost of billings:

	Three Months Ended September 30, 2017
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$15,885	$11,473	$(508)	$(78)	$—	$26,772
Cost of services
Managed services and SaaS	9,439	—	(679)	—	—	8,760
Professional services	8,439	—	(847)	—	—	7,592
Total cost of services	17,878	—	(1,526)	—	—	16,352
Total cost of revenue/billings	$33,763	$11,473	$(2,034)	$(78)	$—	$43,124

	Nine Months Ended September 30, 2017
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$218,403	$(140,157)	$(1,409)	$(237)	$—	$76,600
Cost of services
Managed services and SaaS	28,899	—	(2,037)	—	12	26,874
Professional services	24,845	—	(2,315)	—	(3)	22,527
Total cost of services	53,744	—	(4,352)	—	9	49,401
Total cost of revenue/billings	$272,147	$(140,157)	$(5,761)	$(237)	$9	$126,001

	Three Months Ended September 30, 2016
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$29,249	$(9,404)	$(515)	$(79)	$—	$19,251
Cost of services
Managed services and SaaS	9,478	—	(719)	—	(15)	8,744
Professional services	7,217	—	(848)	—	—	6,369
Total cost of services	16,695	—	(1,567)	—	(15)	15,113
Total cost of revenue/billings	$45,944	$(9,404)	$(2,082)	$(79)	$(15)	$34,364

	Nine Months Ended September 30, 2016
	Cost of Revenue	Change in Deferred Cost of Revenue (a)	Stock-based Compensation	Amortization of Intangible Assets	Acquisition-Related Costs	Cost of Billings
	(unaudited, in thousands)
Cost of product	$86,668	$(17,728)	$(1,282)	$(443)	$—	$67,215
Cost of services
Managed services and SaaS	27,010	—	(1,689)	—	(46)	25,275
Professional services	21,298	—	(1,828)	—	—	19,470
Total cost of services	48,308	—	(3,517)	—	(46)	44,745
Total cost of revenue/billings	$134,976	$(17,728)	$(4,799)	$(443)	$(46)	$111,960
	(a) Amounts presented net of foreign currency translation.

(4)	The following tables reconcile operating expenses to non-GAAP operating expenses:

	Three Months Ended September 30, 2017
	Operating Expenses	Stock-based Compensation	Amortization of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses
	(unaudited, in thousands)
Research and development	$15,971	$(2,344)	$—	$—	$—	$13,627
Sales and marketing	8,752	(703)	(105)	—	—	7,944
General and administrative	15,828	(2,488)	(9)	—	—	13,331
Restructuring	35	—	—	(35)	—	—
Total operating expenses	$40,586	$(5,535)	$(114)	$(35)	$—	$34,902

	Nine Months Ended September 30, 2017
	Operating Expenses	Stock-based Compensation	Amortization of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses
	(unaudited, in thousands)
Research and development	$51,884	$(6,536)	$—	$—	$(45)	$45,303
Sales and marketing	26,748	(1,866)	(315)	—	(11)	24,556
General and administrative	38,975	(7,095)	(25)	—	(19)	31,836
Restructuring	1,289	—	—	(1,289)	—	—
Total operating expenses	$118,896	$(15,497)	$(340)	$(1,289)	$(75)	$101,695

	Three Months Ended September 30, 2016
	Operating Expenses	Stock-based Compensation	Amortization of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses
	(unaudited, in thousands)
Research and development	$18,165	$(2,592)	$—	$—	$(311)	$15,262
Sales and marketing	10,425	(943)	(106)	—	(65)	9,311
General and administrative	11,667	(2,281)	(8)	—	(117)	9,261
Impairment of intangible assets	2,204	—	(2,204)	—	—	—
Restructuring	—	—	—	—	—	—
Total operating expenses	$42,461	$(5,816)	$(2,318)	$—	$(493)	$33,834

	Nine Months Ended September 30, 2016
	Operating Expenses	Stock-based Compensation	Amortization of Intangible Assets	Restructuring & Litigation	Acquisition-Related Costs	Non-GAAP Operating Expenses
	(unaudited, in thousands)
Research and development	$51,583	$(6,859)	$—	$—	$(932)	$43,792
Sales and marketing	28,597	(2,500)	(521)	—	(196)	25,380
General and administrative	33,752	(7,681)	(25)	—	(360)	25,686
Impairment of intangible assets	2,204	—	(2,204)	—	—	—
Restructuring	39	—	—	(39)	—	—
Total operating expenses	$116,175	$(17,040)	$(2,750)	$(39)	$(1,488)	$94,858

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

Revenue

We derive revenue from sales of products and services that enable customers to deploy our networking platform. For the three and nine months ended September 30, 2017, product revenue represented 56% and 75% of our total revenue, respectively, and services revenue represented 44% and 25% of our total revenue, respectively.

Our product revenue is derived from sales of hardware such as communications modules, access points, relays and bridges, and various types of software related to our solutions. To date, in our typical customer deployments, we have sold our communications modules to third-party device manufacturers and our other hardware and software products directly to our customers. In such sales of communications modules to third-party device manufacturers, we only record revenue related to the communications modules pursuant to a contractual relationship between us and the third-party device manufacturer. However, in some cases, we have sold third-party devices such as meters integrated with our communications modules directly to our customers. In those circumstances where we sell third-party devices directly to our customers, we recognize the sale on a gross basis as we are acting as principal. Whether our customer purchases the third-party device from us or the third-party device manufacturer is dependent on the nature and extent of the business relationship our customer has with the third-party device manufacturer and how our customer prefers to manage their deployment.

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

Billings

For the three and nine months ended September 30, 2017, product billings represented 59% and 61% of our total billings, respectively, and services billings represented 41% and 39% of our total billings, respectively. For the three and nine months ended September 30, 2017, we delivered approximately 604,000 and 1,785,000 endpoints, respectively. We have delivered approximately 27.3 million cumulative endpoints from inception to September 30, 2017.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses, as well as legal settlement expenses and restructuring charges. Personnel-related expenses represent a significant component of our operating expenses. Our regular full-time employee headcount decreased from 702 as of December 31, 2016 to 647 as of September 30, 2017.

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

•	fees paid for professional services, including legal, tax and accounting services; and
•	legal settlement expenses.

Results of Operations and Key Non-GAAP Financial Metrics

The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Consolidated Statements of Operations Data:
Revenue	$47,568	$74,186	$(26,618)	(36)%	$359,403	$244,758	$114,645	47%
Cost of revenue	33,763	45,944	(12,181)	(27)%	272,147	134,976	137,171	102%
Gross profit	13,805	28,242	(14,437)	(51)%	87,256	109,782	(22,526)	(21)%
Operating expenses:
Research and development	15,971	18,165	(2,194)	(12)%	51,884	51,583	301	1%
Sales and marketing	8,752	10,425	(1,673)	(16)%	26,748	28,597	(1,849)	(6)%
General and administrative	15,828	11,667	4,161	36%	38,975	33,752	5,223	15%
Impairment of intangible assets	—	2,204	(2,204)	(100)%	—	2,204	(2,204)	(100)%
Restructuring	35	—	35	100%	1,289	39	1,250	3205%
Total operating expenses	40,586	42,461	(1,875)	(4)%	118,896	116,175	2,721	2%
Operating loss	(26,781)	(14,219)	(12,562)	88%	(31,640)	(6,393)	(25,247)	395%
Other income, net	761	113	648	573%	1,313	887	426	48%
Loss before income taxes	(26,020)	(14,106)	(11,914)	84%	(30,327)	(5,506)	(24,821)	451%
Benefit (provision) for income taxes	793	(1,143)	1,936	(169)%	555	(2,136)	2,691	(126)%
Net loss	$(25,227)	$(15,249)	$(9,978)	65%	$(29,772)	$(7,642)	$(22,130)	290%

Revenue

The following table sets forth our revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Product revenue	$26,612	$50,463	$(23,851)	(47)%	$267,853	$153,232	$114,621	75%
Percentage of revenue	55.9%	68.0%			74.5%	62.6%
Services revenue
Managed services and SaaS	14,053	14,090	(37)	0%	55,504	49,728	5,776	12%
Professional services	6,903	9,633	(2,730)	(28)%	36,046	41,798	(5,752)	(14)%
Total services revenue	20,956	23,723	(2,767)	(12)%	91,550	91,526	24	0%
Percentage of revenue	44.1%	32.0%			25.5%	37.4%
Revenue	$47,568	$74,186	$(26,618)	(36)%	$359,403	$244,758	$114,645	47%

Total revenue recognized was based on the receipt of customer acceptances as well as the performance of related services and the delivery of products for follow-on phases of deployment of our networking platform and solutions.

Of our total revenue, revenue from our advanced metering infrastructure and new solutions represented 84% and 16%, respectively, for the three months ended September 30, 2017, and 89% and 11%, respectively, for the three months ended September 30, 2016.

Of our total revenue, revenue from our advanced metering infrastructure and new solutions represented 93% and 7%, respectively, for the nine months ended September 30, 2017, and 87% and 13%, respectively, for the nine months ended September 30, 2016.

For the three months ended September 30, 2017, the deployments for American Electric Power System, or AEP, CPS Energy, or CPS, Commonwealth Edison Company, or ComEd, and Florida Power & Light, or FPL, represented 17%, 15%, 13% and 12% of our total revenue, respectively. For the three months ended September 30, 2016, the deployments for AusNet Electricity Services, Pty. Ltd., or AusNet, ComEd, and CPS, represented 36%, 30%, and 10% of our total revenue, respectively. For the nine months ended September 30, 2017, the deployments for Baltimore Gas and Electric Company, or BGE represented 59% of our total revenue. For the nine months ended September 30, 2016, the deployments for CPS, ComEd, and AusNet, represented 34%, 28%, and 11% of our revenue, respectively. Each of these total revenue percentages includes amounts related to the customers’ deployments that were invoiced directly to our third-party device manufacturers, as well as direct revenue from our customers.

We anticipate that total revenue in 2017 will be higher than the levels achieved in 2016, and may fluctuate from period to period throughout 2017 primarily due to the timing of when we meet the completion and acceptance criteria in our customer arrangements.

Product Revenue

The decrease in product revenue for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to a decrease in the receipt of initial customer acceptances.

The increase in product revenue for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in the receipt of initial customer acceptances, partially offset by a decrease in the performance of follow-on phases of deployment of our networking platform and solutions from customers for which acceptance of initial phases of deployment was achieved prior to 2016.

Services Revenue

The decrease in services revenue for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to a lower level of professional services delivered and accepted in the receipt of initial customer acceptances.

The overall services revenue remained relatively flat for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily resulted from an increase in managed services and SaaS revenue driven by an expanded footprint of cumulative endpoints delivered and accepted, offset by lower level of professional services delivered and accepted in the receipt of initial customer acceptances.

Our revenue from product, managed services and SaaS, and professional services represented 56%, 30% and 14%, respectively, of our total revenue for the three months ended September 30, 2017, and 68%, 19% and 13%, respectively, of our total revenue for the three months ended September 30, 2016.

Our revenue from product, managed services and SaaS, and professional services represented 75%, 15% and 10%, respectively, of our total revenue for the nine months ended September 30, 2017, and 63%, 20% and 17%, respectively, of our total revenue for the nine months ended September 30, 2016.

Billings

The following table sets forth our billings for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Product billings	$48,674	$49,895	$(1,221)	(2)%	$140,946	$141,743	$(797)	(1)%
Services billings
Managed services and SaaS	17,319	15,731	1,588	10%	49,274	43,539	5,735	13%
Professional services	16,801	10,518	6,283	60%	39,275	31,622	7,653	24%
Total services billings	34,120	26,249	7,871	30%	88,549	75,161	13,388	18%
Total billings	$82,794	$76,144	$6,650	9%	$229,495	$216,904	$12,591	6%

For the three months ended September 30, 2017, billings from product and services represented 59% and 41% of our total billings, respectively, and for the three months ended September 30, 2016, billings from product and services represented 66% and 34% of our total billings, respectively. We delivered approximately 604,000 endpoints during the three months ended September 30,

2017, as compared to approximately 569,000 endpoints during the same period in 2016. The decrease in product billings was primarily driven by a decrease in software deliveries, partially offset by an increase in hardware deliveries related to the number of endpoints shipped. The increase in service billings was primarily due to an increase in professional services related to project schedules and an increase in managed services and SaaS billings from our customers. Billings from international customers represented 29% and 15% of total billings in the three months ended September 30, 2017 and 2016, respectively.

Billings from our advanced metering infrastructure and new solutions represented 84% and 16%, respectively, of our total billings, for the three months ended September 30, 2017, and 84% and 16%, respectively, for the three months ended September 30, 2016.

Billings from product, managed services and SaaS, and professional services represented 59%, 21% and 20%, respectively, of our total billings, for the three months ended September 30, 2017, and 66%, 20% and 14%, respectively, for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, billings from product and services represented 61% and 39% of our total billings, respectively, and for the nine months ended September 30, 2016, billings from product and services represented 65% and 35% of our total billings, respectively. We delivered approximately 1,785,000 endpoints during the nine months ended September 30, 2017, as compared to approximately 2,014,000 endpoints during the same period in 2016. The slight decrease in product billings was primarily driven by a decrease in the number of endpoints shipped during the period, partially offset by an increase in shipments of products with higher average selling prices during the period. The increase in service billings was primarily due to ramp up of deployment from our customers. Billings from international customers represented 19% and 17% of total billings in the nine months ended September 30, 2017 and 2016, respectively.

Billings from our advanced metering infrastructure and new solutions represented 82% and 18%, respectively, of our total billings, for the nine months ended September 30, 2017, and 84% and 16%, respectively, for the nine months ended September 30, 2016.

Billings from product, managed services and SaaS, and professional services represented 61%, 22% and 17%, respectively, of our total billings, for the nine months ended September 30, 2017, and 65%, 20% and 15%, respectively, for the nine months ended September 30, 2016.

For the three months ended September 30, 2017, the deployments for Dubai Electric and Water Authority, or DEWA, Consolidated Edison Company of New York, Inc., or ConEd, and AEP represented 17%, 11% and 11% of our total billings, respectively. For the three months ended September 30, 2016, the deployments for ComEd, ConEd, and FPL, represented 30%, 20%, and 10% of total billings, respectively. For the nine months ended September 30, 2017, the deployments for ComEd, ConEd and CPS represented 13%, 12% and 10% of our total billings, respectively. For the nine months ended September 30, 2016, the deployments for ComEd, FPL, and CPS represented 32%, 11%, and 10% of our total billings, respectively. Each of these total billings percentages includes amounts related to the customers’ deployments that were invoiced directly to our third-party device manufacturers, as well as direct invoices to our customers.

We anticipate that total billings will fluctuate from period to period throughout 2017, with modest growth as compared to the year ended December 31, 2016.

Cost of Revenue

The following table sets forth our cost of revenue for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Cost of product revenue	$15,885	$29,249	$(13,364)	(46)%	$218,403	$86,668	$131,735	152%
Cost of services revenue
Managed services and SaaS	9,439	9,478	(39)	0%	28,899	27,010	1,889	7%
Professional services	8,439	7,217	1,222	17%	24,845	21,298	3,547	17%
Total cost of services revenue	17,878	16,695	1,183	7%	53,744	48,308	5,436	11%
Total cost of revenue	$33,763	$45,944	$(12,181)	(27)%	$272,147	$134,976	$137,171	102%

Cost of Product Revenue. Cost of product revenue decreased for the three months ended September 30, 2017 as compared to the same periods in 2016, primarily due to a decrease in the receipt of initial customer acceptances.

Cost of product revenue increased for the nine months ended September 30, 2017, as compared to the same periods in 2016, primarily due to increase in the receipt of initial customer acceptances.

Cost of Services Revenue. Overall cost of services revenue increased during the three months ended September 30, 2017 as compared to the same period in 2016. The increase in cost of professional services revenue was primarily driven by increases of $0.8 million in third-party installation costs and $0.4 million in consulting expenses.

Overall cost of services revenue increased during the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in cost of managed services and SaaS revenue was primarily driven by increases of $0.8 million in customer-specific project and equipment expenses, $0.6 million in consulting expenses and $0.5 million in employee compensation. The increase in cost of professional services revenue was primarily driven by increases of $1.7 million in employee compensation due to higher headcount, $0.9 million in consulting and other third-party expenses and $0.8 million in third party installation costs.

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

Cost of Billings

The following table sets forth our cost of billings for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Cost of product billings	$26,772	$19,251	$7,521	39%	$76,600	$67,215	$9,385	14%
Cost of services billings
Managed services and SaaS	8,760	8,744	16	0%	26,874	25,275	1,599	6%
Professional services	7,592	6,369	1,223	19%	22,527	19,470	3,057	16%
Total cost of services billings	16,352	15,113	1,239	8%	49,401	44,745	4,656	10%
Total cost of billings	$43,124	$34,364	$8,760	25%	$126,001	$111,960	$14,041	13%

The overall cost of billings increased during the three months ended September 30, 2017, as compared to the same period in 2016. Cost of product billings increased primarily due to an increase in average cost per endpoint shipped. The increase in cost of professional services billings was primarily driven by increases of $0.8 million in third-party installation costs and $0.4 million in consulting expenses.

The overall cost of billings increased during the nine months ended September 30, 2017, as compared to the same period in 2016. Cost of product billings increased primarily due to an increase in average cost per endpoint shipped. The increase in cost of managed services and SaaS billings was primarily driven by increases of $0.8 million in customer-specific project and equipment expenses and $0.6 million in consulting expenses. The increase in cost of professional services billings was primarily driven by increases of $1.2 million in employee compensation due to higher headcount, $0.9 million in consulting and other third-party expenses and $0.8 million in third-party installation costs.

Operating Expenses

The following table sets forth our operating expenses for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change	(unaudited, in thousands)		$ Change	% Change
Research and development	$15,971	$18,165	$(2,194)	(12)%	$51,884	$51,583	$301	1%
Sales and marketing	8,752	10,425	(1,673)	(16)%	26,748	28,597	(1,849)	(6)%
General and administrative	15,828	11,667	4,161	36%	38,975	33,752	5,223	15%
Impairment of intangible assets	—	2,204	(2,204)	(100)%	—	2,204	(2,204)	(100)%
Restructuring	35	—	35	100%	1,289	39	1,250	3205%
Operating expenses	$40,586	$42,461	$(1,875)	(4)%	$118,896	$116,175	$2,721	2%

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

The decrease in research and development expenses for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily driven by decreases of $1.4 million in employee compensation and personnel-related expenses, $0.3 million in acquisition-related costs, and $0.3 million in engineering spending, partially offset by an increase of $0.2 million in outside services and consulting expenses.

The increase in research and development expenses for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily driven by an increase of $2.0 million in outside services and consulting expenses, partially offset by decreases of $0.9 million in acquisition-related costs and $0.8 million in engineering spending.

We intend to continue to invest significantly in our research and development efforts, which we believe is essential to enhancing our competitive position and developing new products.

Sales and Marketing. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities.

Sales and marketing expenses for the three months ended September 30, 2017, as compared to the same period in 2016, decreased primarily due to decreases of $0.9 million in employee compensation and personnel-related expenses, $0.3 million in commission expense and $0.3 million in legal service fees.

Sales and marketing expenses for the nine months ended September 30, 2017, as compared to the same period in 2016, decreased primarily due to decreases of $1.0 million in commission expense, $0.6 million in employee compensation and personnel-related expenses and $0.4 million in acquisition-related costs.

General and Administrative. The increase in general and administrative expenses for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily driven by increases of $3.1 million in transaction costs related to the Merger and $1.0 million in consulting expenses.

The increase in general and administrative expenses for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily driven by increases of $3.1 million in transaction costs related to the Merger, $1.9 million in legal service fees, and $0.9 million in consulting expenses, partially offset by reimbursement of $0.5 million in costs from the EON patent litigation.

Impairment of Intangible Assets. During the three and nine months ended September 30, 2016, we recorded an impairment charge of $2.2 million related to intangible assets in our Condensed Consolidated Statements of Operations. See Part I, Item 1. Financial Statements, Note 7, Goodwill and Intangible Assets for more information.

Restructuring. On March 10, 2017, we approved the 2017 Restructuring Plan designed to drive progress towards our long-term business model and to better align investments to our growth and key businesses, such as continued global expansion, Starfish, and other smart city and IoT initiatives. The increase in restructuring charges for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was due to the severance expenses incurred in connection with the 2017 Restructuring Plan. As a result of the restructuring, we expect to adjust worldwide headcount and incur certain facility-related expenses, and estimate that we will incur total pre-tax charges of approximately $2.7 to $3.5 million, including approximately $2.0 to $2.5 million in severance and other one-time termination benefits, and approximately $0.7 to $1.0 million in facility-related expenses and other associated costs. These charges are expected to be primarily cash-based. We expect the restructuring activities to be substantially completed by the second quarter of 2018, and expect to record aggregate future charges of approximately $1.4 million to $2.2 million in severance and facility-related and other associated costs over the next twelve months.

Other Income, Net

Other income, net, consists primarily of interest income on cash balances, foreign currency-related gains and losses, and interest expense on capital leases. We have historically invested our cash in money market funds and fixed income securities.

The increase in other income, net, for the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, was primarily due to higher foreign currency-related gain.

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

For the three months ended September 30, 2017 and 2016, we recorded a benefit for income taxes of $0.8 million and provision for income taxes of $1.1 million, respectively. The provision for income taxes reported for the three and nine months ended September 30, 2017 is based on our projected annual effective tax rate for 2017, and includes certain immaterial discrete items recorded during the periods. Our income tax benefit and provision for the three months ended September 30, 2017 and 2016 reflects an effective tax rate of 3.0% and (8.1)%, respectively. For the nine months ended September 30, 2017 and 2016, we recorded a benefit for income taxes of $0.6 million and a provision for income taxes of $2.1 million, respectively. Our income tax benefit and provision for the nine months ended September 30, 2017 and 2016 reflects an effective tax rate of 1.8% and (38.8)%, respectively. Our income tax benefit for the three and nine months ended September 30, 2017 primarily comprised of foreign tax benefits associated with our foreign subsidiaries. We have not reported a provision for federal taxes in our condensed consolidated financial statements since we project a taxable loss in the United States for 2017. Our income tax expense for the three and nine months ended September 30, 2016 consisted primarily of income taxes from state and foreign jurisdictions, and the write off of $0.5 million deferred tax charge associated with the impairment of intangible assets.

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

In 2016 and 2015, we reported U.S. pre-tax income of $22.9 million and $116.5 million, respectively. We, however, are forecasting a U.S. loss for 2017 which we consider significant negative evidence. We have not yet been able to establish a sustained level of profitability in the United States or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against our deferred tax assets as of September 30, 2017. If, or when, the U.S. deferred tax assets are recognized, the tax benefits related to any reversal of the valuation allowance on our U.S. deferred tax assets will be accounted for as a reduction of our income tax expense. We have no material valuation allowance against our net deferred tax assets with respect to foreign jurisdictions as of September 30, 2017.

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

Liquidity and Capital Resources

As of September 30, 2017, we had $58.9 million in cash and cash equivalents and $67.3 million in short-term investments. Our investment portfolio consisted of money market funds and fixed income securities. Our fixed income securities were denominated in U.S. dollars and consisted of highly liquid debt instruments of the U.S. government and its agencies and U.S. and foreign corporate debt securities. We limit the amount of our domestic and international investments with any single issuer and any single financial institution, and also monitor the diversity of the portfolio, thereby diversifying the credit risk. We believe our existing balances of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations through the next 12 months.

At September 30, 2017, our total cash, cash equivalents and short-term investments of $126.2 million were held for general corporate purposes. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, all of which we expect to reinvest outside of the United States indefinitely. However, if these funds were needed for our domestic operations, we would be required to accrue and pay insignificant U.S. state taxes on undistributed earnings of foreign subsidiaries. There are no other restrictions on the use of these funds. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.

We expect that operating expenses will constitute a material use of our cash balances. In the near term, we intend to continue to manage our operating expenses in line with our existing cash and available financial resources and anticipate increased spending in future periods in order to execute our long-term business plan. In addition, we may use cash to invest in other businesses, technologies or product lines. Our cash flows from operating activities have fluctuated since our inception, and we expect cash flows to fluctuate from period to period in 2017 and beyond. We believe that our available cash balances and credit facilities will be sufficient to meet our presently anticipated working capital, capital expenditure and business expansion requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of customer wins and related billings and the expansion of our production capacity, as well as sales and marketing activities, timing and extent of spending on research and development efforts and the continuing market acceptance of our networking platform and solutions.

On December 18, 2015, we entered into a senior secured credit facilities credit agreement, or Credit Facility, with Silicon Valley Bank and HSBC Bank USA, National Association, or HSBC, with an original maturity of December 18, 2017. The Credit Facility provides a revolving loan facility in an aggregate amount not to exceed $75.0 million with an available letter of credit sub-facility in the aggregate amount of $75.0 million and an available swingline sub-facility in the aggregate amount of $5.0 million. As of September 30, 2017, there were no borrowings outstanding under the Credit Facility; however, this line of credit is backing $15.8 million of letters of credit, leaving $59.2 million of available capacity for cash borrowings or additional letters of credit or swingline loan, subject to compliance with financial covenants and other customary conditions to borrowings, which varies at each period end. As of September 30, 2017, we were in compliance with the financial covenants in the Credit Facility. In November 2017, we extended the maturity of the Credit Facility to June 18, 2018.

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

Capital Expenditures

Our capital expenditures were $2.5 million and $23.4 million in the nine months ended September 30, 2017 and 2016, respectively. The decrease in capital expenditures for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to higher investment in our new San Jose headquarters during 2016. We expect capital expenditures to decrease in 2017 as compared to the year ended December 31, 2016. We will continue to use a portion of our cash for capital expenditures in the development of new products and services and expansion of our infrastructure, including servers and equipment related to managed services, SaaS, and other information systems required to support increased demand for our offerings and the related infrastructure.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2017	2016	2017 vs. 2016
	(unaudited, in thousands)		$ Change	% Change
Net cash provided by operating activities	$12,040	$12,677	$(637)	(5)%
Net cash used for investing activities	(2,125)	(29,537)	27,412	(93)%
Net cash used for financing activities	(1,556)	(216)	(1,340)	620%

Cash Flows from Operating Activities

Cash provided by operating activities decreased for the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to higher net loss, offset by an increase in cash provided by working capital.

Cash Flows from Investing Activities

Cash used for investing activities decreased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to a $20.9 million decrease in purchases of leasehold improvements and furniture and fixtures related to the investment in our new San Jose headquarters in 2016. The remainder of the change related to the timing of purchases and maturities of available-for-sale investments.

Cash Flows from Financing Activities

Cash used for financing activities increased during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to a $2.9 million increase in payments for taxes related to the net share settlement of equity awards, offset in part by a $1.2 million increase in net proceeds from the issuance of common stock.

Concentration of Credit Risk

We typically extend credit to our customers and third-party device manufacturers and do not require collateral or other security in support of accounts receivable. We attempt to mitigate the credit risk in our trade receivables through our credit evaluation process and payment terms. We analyze the need to reserve for potential credit losses and record allowances for doubtful accounts when necessary. As of September 30, 2017, Aclara Meters LLC and Elster Solutions GmBH accounted for 22% and 13%, respectively, of our accounts receivable. As of September 30, 2016, ComEd and ConEd accounted for 33% and 32%, respectively, of our accounts receivable.

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

During the ordinary course of business, we provide standby letters of credit or other guarantee instruments to third-parties as required for certain transactions initiated either by us or our subsidiaries. As of September 30, 2017, our condensed consolidated financial guarantees that were not recorded on our balance sheet consisted of $15.8 million of standby letters of credit.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of September 30, 2017 (in thousands)

	Payments Due by Period
		Less than 1	1 to 3	3 to 5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Operating lease obligations(1)	$67,178	$2,229	$16,655	$14,389	$33,905
Purchase commitments(2)	26,363	26,363	—	—	—
Total	$93,541	$28,592	$16,655	$14,389	$33,905

(1)	Consists of contractual obligations and non-cancelable office space under operating leases.
(2)	Consists of agreements or purchase orders to purchase goods or services that are enforceable and legally binding.

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

During the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016 except for our adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, discussed in Note 2, Significant Accounting Policies and Estimates, in Part I, Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

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

The following table presents the potential changes in the fair value of our short-term investment portfolio as of September 30, 2017, arising from hypothetical changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, or BPS, and 100 BPS.

(in thousands)	-100 BPS	-50 BPS	Fair Value September 30, 2017	+50 BPS	+100 BPS
Total fixed income securities	$67,882	$67,615	$67,349	$67,083	$66,816

We monitor our interest rate and credit risk, including our credit exposures to specific rating categories and to individual issuers. There were no impairment charges on our cash equivalents and fixed income securities during the quarter. These instruments are not leveraged and we do not enter into speculative securities for trading purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our Credit Facility. The interest bearing Credit Facility is denominated in U.S. dollars. The revolving loans and any swingline loans made pursuant to our Credit Facility bear interest at a rate per annum equal to (i) the higher of (a) the prime rate in effect on such day, and (b) the federal funds effective rate plus 0.5%, but in any case at a minimum rate of 0.0% per annum, plus (ii) 0.75%. As of September 30, 2017, we had not drawn on this Credit Facility.

Foreign Currency Exchange Risk

Our sales contracts are denominated primarily in U.S. dollars and, to a lesser extent, Australian dollars, Euro, United Arab Emirates Dirham and Brazilian real. Consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Euro, United Arab Emirates Dirham and Brazilian real. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, we have not entered into derivatives or hedging strategies as our exposure to foreign currency exchange risk has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency exchange risk should become more significant. There were no significant foreign exchange gains or losses in the three and nine months ended September 30, 2017, respectively.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, and concluded that, as of such date, our disclosure controls and procedures were not effective, due to the material weakness in the design and operation of controls over our revenue process as initially disclosed in our Form 10-Q filed with the SEC on November 9, 2016.

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

Based on our management’s assessment we concluded that our internal control over financial reporting was not effective as of September 30, 2017 due to a material weakness in our internal control over financial reporting related to revenue recognition, which was identified by our management in connection with our financial statement close process for the quarter ended September 30, 2016.

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

Acoustic Technology Patent Litigation.  In July 2016, Acoustic Technology, Inc. or ATI, a non-producing entity, filed suit in United States District Court for the Eastern District of Texas, Marshall Division against us. The lawsuit alleges infringement of United States Patent Nos. 5,986,574, and 6,509,841, or the Acoustic Patents, by certain meters and networking technology and services that we provide. The patents will expire in late 2017 and early 2018. We filed a motion to dismiss, as well as a motion to transfer the matter to the Northern District of California, in September 2016. The motion to transfer was granted in March 2017. Also in March 2017, we filed several petitions for inter partes review with the USPTO, requesting the USPTO to find certain claims of the ATI Patents to be unpatentable. In July 2017, the court stayed the suit pending review of the petitions for inter partes review by the USPTO. In September 2017, the USPTO instituted trial on all three of the inter partes review petitions we filed, on all requested grounds.  In October 2017, the court ordered that the stay of the litigation be maintained.  The court also ordered the parties to participate in mediation, to be concluded by April 2018. We believe that we have meritorious defenses to ATI’s allegations and intend to vigorously defend ourselves.

Weatherproof Wireless Patent Litigation.  In October 2017, Weatherproof Wireless, LLC, a non-producing entity, filed suit in Federal District Court in Delaware against us.  The lawsuit alleges infringement of United States Patent No. 7,522,876 by certain networking technology that we provide. We are in the process of analyzing the complaint, but believe that we have meritorious defenses to Weatherproof’s allegations and intend to vigorously defend ourselves.

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

Risks Related to the Merger

Our proposed merger with Itron may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.

On September 17, 2017, we entered into the Merger Agreement with Itron and Merger Sub, pursuant to which we would become a wholly-owned subsidiary of Itron if the Merger is completed. The Merger Agreement is subject to closing conditions beyond our control, including receipt of the required regulatory approvals and the requirement that holders of more than 50% of our outstanding common stock approve the Merger and adopt the Merger Agreement, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), the Merger might not be completed. In addition, the Merger Agreement may be terminated under specified circumstances. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•

if the Merger is not completed, and no other party is willing and able to acquire us at a price of $16.25 per share or higher, on terms acceptable to us, the share price of our common stock is likely to decline;

•

we have incurred, and continue to incur, significant expenses for professional third-party services in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;

•	a failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally; and
•	if the Merger Agreement is terminated under specified circumstances, we may be required to pay Itron a $32.3 million termination fee.

The announcement and pendency of the Merger could adversely affect our business, financial condition, and results of operations.

The announcement and pendency of our proposed Merger with Itron could disrupt our business and create uncertainty about it, which could have an adverse effect on our business, financial condition, and results of operations, regardless of whether the Merger is completed. These risks to our business, all of which could be exacerbated by a delay in the completion of the Merger, include:

•	potential uncertainty in the marketplace, which could lead current and prospective customers to purchase from other vendors or delay purchasing from us;
•	the possibility of disruption to our business and operations, including diversion of significant management time and resources towards the completion of the Merger;
•	impairment of our ability to attract and retain key personnel;
•	difficulties maintaining relationships with employees, customers, and other business partners;
•

restrictions on the conduct of our business prior to the completion of the Merger, which prevent us from taking specified actions without the prior consent of Itron, which we might otherwise take in the absence of the Merger Agreement;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the Merger;
•

the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, including any potential long-term value of the successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; and
•	potential future stockholder litigation relating to the Merger that could prevent or delay the Merger, and the related costs.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the proposed Merger.

Uncertainty among our employees about their future roles after the completion of the proposed Merger with Itron may impair our ability to attract, retain and motivate key personnel. In addition, some of our key employees are entitled to accelerated vesting of outstanding equity awards as a result of the completion of the proposed Merger, or to severance payments if they terminate their employment after the proposed Merger as a result of specified circumstances, including changes in their duties, positions, compensation and benefits, or their primary office location. These factors may encourage some key employees to consider career changes, distracting them from performing their duties to our company. In addition, distractions for the workforce and management associated with integrating our employees into the Itron workforce could arise in the time before completion of the Merger. Any of these issues could have an adverse effect on our business operations and financial performance.

Our important business relationships may be disrupted due to uncertainties associated with the Merger, which could adversely affect our business.

Some of the parties with which we do business may be uncertain about their business relationships with us as a result of the proposed Merger. For example, customers, partners, resellers, suppliers, vendors and others may attempt to negotiate changes in their existing business relationships with us, or they may consider entering into alternative business relationships with other parties. Some of our customers, partners, resellers, suppliers, vendors and others may have rights to terminate contracts that are triggered upon completion of the proposed Merger. These disruptions could have an adverse effect on our businesses, financial condition or results of operations, or the prospects of the combined business. Any delay in completion of the Merger, or termination of the Merger Agreement, could exacerbate these risks and adverse effects.

Risks Related to Our Business

We have a prior history of operating losses and we may not sustain profitability on a quarterly or annual basis.

Prior to our year ended December 31, 2015, we incurred significant losses each year.  We have an accumulated deficit of $678.1 million as of September 30, 2017. We experienced net losses of $21.6 million and $89.2 million for the years ended December 31, 2016 and 2014, respectively, and achieved profitability for the first time with net income of $80.0 million for the year ended December 31, 2015. Our ability to be profitable for 2017 and beyond will depend on our ability to continue to increase our revenue, and maintain proportional expense levels. We may not achieve profitability again in 2017 or future periods and may incur negative operating cash flow in future periods, as we expect to incur significant costs to sell our products and operating expenses in connection with the continued development and expansion of our business. Our expenses include research and development expenses, general and administrative expenses, selling and marketing expenses, customer service and support expenses, and restructuring charges. Some of our expenses relate to prospective customers that may never place any orders and products that may not be introduced or generate revenue until later periods, if at all. There can be no assurance that we will become profitable again on a quarterly or annual basis.

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

Our revenue is not predictable and recognition of a significant portion of it could be deferred into future periods.

Once a customer decides to move forward with a large-scale deployment of our products and services, the timing of and our ability to recognize related revenue will depend on several factors, some of which may not be under our control. These factors include shipment schedules that may be delayed or subject to modification, the rate at which our customers choose to deploy our solutions, customer acceptance of all or any part of our products and services, our contractual commitments to provide new or enhanced functionality at some point in the future, other contractual provisions such as liquidated damages, our manufacturers’ ability to provide an adequate supply of components, our customers’ requirement to obtain regulatory approval, and our ability to deliver quality products according to expected schedules. In light of these factors, the application of complex revenue recognition rules to our products and services has required us to defer, and in the future could continue to require us to defer, a significant amount of revenue until undetermined future periods. As of September 30, 2017 and December 31, 2016, we had $246.1 million and $385.4 million in deferred revenue, respectively. It may be difficult to predict the amount of revenue that we will recognize in any given period, and amounts recognized may fluctuate significantly from one period to the next.

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

Competition in our market is intense and involves quickly changing technologies, evolving industry standards, frequent new product introductions, rapid consolidation, and changes in customer requirements. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new solutions, applications and services in a timely and efficient manner. Our competitors range from small companies to very large and established companies. These competitors offer a variety of products and services related to the smart grid and smart city and come from a number of industries, including traditional meter manufacturers, application developers, telecommunications vendors, street light providers, and other service providers. We compete with traditional meter manufacturers that incorporate various communications technologies that provide some level of connectivity to the utility’s back office. Our key competitors in this segment include Itron, Aclara Incorporated, Honeywell International Inc., Landis+Gyr, Inc., Trilliant Holdings, Inc. and Xylem, Inc. Similarly, we compete with traditional providers of distribution automation equipment, such as Cisco Systems, Inc., General Electric, S&C Electric Company and Schweitzer Engineering Laboratories, Inc. We also face competition from newer entrants that are providing specific narrowly focused hardware and software products and solutions for the smart grid, including C3 IoT Inc., Grid Net Inc., Oracle Corporation, and Tendril Networks Inc. In smart lighting and smart cities, we compete against companies such as Echelon Corporation, Harvard Engineering PLC, Telensa Limited, Verizon Wireless, and proprietary offerings from lighting manufacturers, such as General Electric, Royal Philips Electronics, Schreder Group and others. We expect to face additional competitors as we expand into the broader IoT from companies such as SIGFOX and Ingenu, as well as Semtech Corporation, which is working to build a broad IoT ecosystem within the cellular community through the LoRa Alliance, an open, non-profit association of members with a mission to enable the IoT.  Furthermore, other large companies such as Alcatel-Lucent S.A., AT&T Inc., Cisco Systems, Inc., Enel SpA, Électricité Réseau Distribution France, Fujitsu Limited, General Electric Company, International Business Machines Corporation, Siemens AG, Sprint Nextel Corporation, Vodafone Group Plc, Verizon Communications Inc. and others have announced plans to pursue business opportunities related to the smart grid, smart city, and the broader IoT As we look to expand into new international markets, we expect to face additional competitors that may be more established in specific geographies. We anticipate that in the future, additional competitors will emerge that offer a broad range of competing products and services related to the smart grid, smart city, and the broader IoT, some of which may be competitive with our offerings.

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

As of September 30, 2017, we had 127 issued patents and 55 patent applications pending in the United States. In foreign jurisdictions, we have 175 patents granted and 62 patent applications pending, which are collectively based on 70 U.S. patent applications. Our patents expire at various times between 2018 and 2035. We cannot ensure that any of our pending applications will be granted or that any of our issued patents will adequately protect our intellectual property. In addition, third parties have in the past and could in the future bring infringement, invalidity, co-inventorship, re-examination, or similar claims with respect to any of our currently issued patents or any patents that may be issued to us in the future. Any such claims, whether or not successful, could be extremely costly to defend, divert management’s attention and resources, damage our reputation and brand, and substantially harm our business and results of operations.

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

We are an “emerging growth company,” or EGC, as defined in the JOBS Act, and, for as long as we continue to be an EGC, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of

2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from our initial public offering date, although if our annual revenue exceeds $1.07 billion in any year or our market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of any year before the end of that five-year period, we would cease to be an EGC as of December 31 of that year. If we lose our EGC status before the end of that five-year period, we will be required to comply with all the reporting requirements applicable to other public companies including, but not limited to, the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We cannot predict if investors will find our common stock less attractive as we continue to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

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

In order to comply with the requirements of ASC 606 in the first quarter of 2018, we are continuing to update and enhance our internal accounting systems, processes and our internal controls over financial reporting.  If we are not successful in updating our policies, procedures, information systems and internal controls over financial reporting, the revenue that we recognize and the related disclosures that we provide under ASC 606 may not be complete or accurate, which could harm our operating results or cause us to fail to meet our financial reporting obligations.  Furthermore, the evaluation and implementation of ASC 606 has required additional investments in 2017 and may require incremental resources and system configurations that could increase our operating costs in future periods. Any difficulties in implementing ASC 606 could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline, harm investors’ confidence in us, and adversely affect our stock price.

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

The SEC has adopted regulations concerning the supply of certain minerals, known as conflict minerals, originating from the conflict zones of the Democratic Republic of Congo, or DRC, and adjoining countries. These regulations require us to determine the origin of certain materials used in our products and disclose whether we use any materials containing conflict minerals originating from the DRC and adjoining countries. Since our supply chain is complex, we may face reputational harm if our customers or other stakeholders conclude that we are unable to verify sufficiently the origins of the minerals used in the products we sell. If it is determined that our products do contain or use any conflict minerals from the DRC or adjoining countries, additional requirements will be triggered. Compliance with these regulations may results in increased costs of regulatory compliance, potential risks to our reputation, difficulty satisfying any customers that insist on conflict-free products, and harm to our business.

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

Our cash, cash equivalent and short-term investment portfolio as of September 30, 2017 consisted of $126.2 million of money market mutual funds, highly liquid debt instruments of the U.S. government and its agencies, and U.S. and foreign corporate debt securities. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2017, we had no impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our operating results.

As of September 30, 2017, we had federal and state net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire in 2028 and 2018 for federal and state purposes, respectively. We also have federal research tax credit carryforwards that will begin to expire in 2024, as well as state research tax credit carryforwards that have no expiration date.  Realization of these net operating loss and research tax credit carryforwards is dependent upon future income, and there is a risk that our existing federal and state net operating loss carryforwards and federal research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results.

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

In addition, the stock markets, and in particular the New York Stock Exchange on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. During the three months ended September 30, 2017, the closing price of our common stock on the New York Stock Exchange ranged from $10.49 to $16.18 per share. In the past, stockholders have instituted securities class action litigation against other companies following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

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

As of October 27, 2017, our directors, executive officers and their respective affiliates beneficially owned in the aggregate 24.9% of our outstanding shares of common stock. As a result, these stockholders, acting together, would likely have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and other significant matters such as a merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would likely have the ability to significantly influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

(a) Sales of Unregistered Securities

Not applicable.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits.

				Incorporated by Reference		Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger, dated September 17, 2017, by and among Silver Spring Networks, Inc., Itron, Inc., and Ivory Merger Sub, Inc.	8-K	001-35828	2.1	9/18/2017

3.1	Amended and Restated Bylaws.	8-K	001-35828	3.1	9/18/2017

10.1	Cancellation and Stay Bonus Agreement, dated September 17, 2017, by and between Silver Spring Networks, Inc. and Michael Bell.	8-K	001-35828	10.1	9/18/2017

10.2	Second Amendment to Credit Agreement, dated November 2, 2017, amending that certain Credit Agreement dated as of December 18, 2015, by and between the Registrant, lenders parties thereto and Silicon Valley Bank, as amended.	8-K	001-35828	10.1	11/06/2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on November 9, 2017.

SILVER SPRING NETWORKS, INC.

By:	/s/ Michael Bell
Michael Bell President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Catriona M. Fallon
Catriona M. Fallon Chief Financial Officer (Principal Financial and Accounting Officer)